Form 10-K
period 2004-12-31
Feldman Mall Properties, Inc.
filed 2005-04-15
CIK 1299901

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32365

FELDMAN MALL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-4284187
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

3225 N. Central Avenue, Suite 1205, Phoenix, AZ 85012
(Address of principal executive offices - zip code)

(602) 277-5559
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

The Registrant’s common stock was not publicly traded as of the last business day of its most recently completed second quarter. The Registrant completed its initial public offering on December 15, 2004. As of March 24, 2005 there were 12,392,895 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 26, 2005 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Back to Contents

FELDMAN MALL PROPERTIES, INC.

FORM 10-K

Back to Contents

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

When used within this document, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27-A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of our company to be materially different from those expressed or implied in the forward-looking statements. Such factors include, but are not limited to, the following changes in general economic conditions and in the markets in which our company operates;

•	our business strategy, including our acquisition, renovation and repositioning plans;

•	our ability to close pending acquisitions;

•	our ability to obtain future financial arrangements;

•	estimates relating to our future distribution;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	demand for shop space or retail goods;

•	availability and creditworthiness of current and prospective tenants; and

•	lease rates and terms.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock.

We do not intend and disclaim any duty or obligation to update or revise any forward-looking statements set forth in this Annual Report Form 10-K to reflect new information, future events or otherwise.

Back to Contents

PART I

ITEM 1. Business

General

Feldman Mall Properties, Inc. is a fully-integrated, self-administered and self-managed real estate company formed in July 2004 to continue the business of Feldman Equities of Arizona to acquire, renovate and reposition retail shopping malls. We closed our initial public offering on December 15, 2004 (the “Offering Date”).

Our investment strategy is to opportunistically acquire underperforming malls and transform them into physically attractive and profitable Class A malls (meaning those in which average annual shop tenant sales per square foot are above $350) or near Class A malls (meaning those in which average annual shop tenant sales per square foot range from $325 to $350) through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with our initial taxable year ended December 31, 2004.

At December 31, 2004, our portfolio consisted of two enclosed regional malls, the Foothills Mall located in Tucson, Arizona and the Stratford Square Mall located in Bloomingdale, Illinois, totaling 2.0 million square feet, and a 25% capital interest in a joint venture that owns the 0.9 million square foot Harrisburg Mall located in Harrisburg, Pennsylvania. In February 2005, we acquired the 1.2 million square foot Colonie Center Mall located in the Albany, New York area.

Our corporate headquarters is located at 3225 North Central Avenue, Suite 1205, Phoenix, Arizona 85012. Our website is located at www.FeldmanMall.com. On our website, you can obtain, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to the Securities and Exchange Commission. We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.

Unless the context otherwise requires or indicates, “we,” “our company,” “our” and “us” refer to Feldman Mall Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Feldman Equities Operating Partnership, LP, a Delaware limited partnership, which we refer to in this Annual Report on Form 10-K as our “operating partnership,” and “our predecessor,” Feldman Equities of Arizona, LLC, an Arizona limited liability company, together with its subsidiaries and affiliates, which we refer to collectively herein as “Feldman Equities of Arizona,” the “predecessor” or “our predecessor.” We conduct substantially all of our business through our operating partnership in which we hold approximately an 87% ownership interest as of December 31, 2004. We control all major decisions regarding the activities and management of the operating partnership. Our operating partnership enables us to complete tax deferred acquisition of additional malls utilizing its units of limited partnership interests or, OP units, as an alternative acquisition currency.

Corporate Structure

IPO and Formation Transactions

On the Offering Date, we sold 10,666,667 shares of our common stock and contributed the net proceeds to our operating partnership. Subsequently, on January 15, 2005, we sold an additional 1,600,000 shares of our common stock to the underwriters upon their full exercise of their over-allotment option.

Prior to the completion of our initial public offering, we conducted our business through (i) our predecessor, which owned a 25% capital interest in the joint venture that owns the Harrisburg Mall and a 67% capital interest in the joint venture that owned the Foothills Mall, and (ii) two corporations that owned

Back to Contents

interests in these joint ventures. Subsequent to the formation transactions outlined below, we now effectively own 100% of the economic and legal interests in the Foothills Mall. We refer to the ownership interest in the contributed entities collectively as the ownership interests and we refer to the holders of these ownership interests who are members of our senior management team and their respective affiliates as the contributors.

At or prior to the closing of our initial public offering we engaged in various transactions, which include the following:

•
Pursuant to separate contribution, merger and related agreements, the contributors contributed their direct and indirect ownership interests in the contributed entities to us in exchange for an aggregate of 123,228 shares of our common stock and 1,593,464 OP units. In addition, unaffiliated third party investors exchanged their ownership interests in two of our joint ventures for $5.0 million in cash.

•
The contribution, merger and related agreements provide that Larry Feldman, our Chairman and Chief Executive Officer, Jim Bourg, our Chief Operating Officer and one of our directors, and Scott Jensen, our Executive Vice President of Leasing, will retain all right, title and interest held by the contributed entities to amounts held in certain impound accounts established pursuant to the $54.8 million mortgage loan due in 2008 that is secured by the Foothills Mall. Funds held in this account accrue interest and will be released or reimbursed to Larry Feldman, Jim Bourg and Scott Jensen promptly upon their release from the impound accounts. As of the Offering Date, the balance in these accounts totaled $7.6 million.

•
The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The fair value of the right to receive these additional OP Units was approximately $5.0 million at the Offering Date.

•
We became subject to approximately $70.1 million of consolidated mortgage and other indebtedness consisting of (i) a $54.8 million mortgage loan secured by the Foothills Mall, (ii) a $5.5 million mezzanine loan relating to the Foothills Mall, (iii) a $5.9 million intercompany loan owed to Feldman Partners, LLC that was used to invest in the Harrisburg Mall, and the Foothills Mall and to pay our predecessor’s overhead expenses, (iv) $4.0 million outstanding under a line of credit owed by our predecessor which was incurred to return funds advanced by the contributors in connection with the purchase and renovation of the Harrisburg Mall and the Foothills Mall, and (v) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, Jim Bourg and Scott Jensen. In addition, the joint venture that owns the Harrisburg Mall remains subject to a construction loan that is due by December 2005 and has a maximum funding commitment of approximately $46.9 million, of which the joint venture had borrowed approximately $44.3 million as of December 31, 2004.

•
We applied approximately $13.4 million of the net proceeds from our initial public offering to repay certain of our predecessor’s outstanding indebtedness, including (i) the $5.5 million mezzanine loan relating to the Foothills Mall, (ii) $4.0 million of the $5.9 million intercompany loan owed to Feldman Partners, LLC ($1.9 million of this loan was converted into equity securities), (iii) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, Jim Bourg and Scott Jensen, and (iv) the $4.0 million outstanding under our predecessor’s line of credit.

Back to Contents

Our Industry

Our property acquisitions and redevelopment activities are focused on underperforming regional and super-regional malls. The following tables describe these property types and contains certain comparable information relating to other retail properties:

Types of Retail Properties

Type of Center	Concept/Market	Square Feet (including Anchors)	Anchor Type

Neighborhood Center	Convenience	30,000 – 150,000	One or more supermarkets

Community Center	General merchandise, convenience	100,000 – 350,000	Two or more discount department stores, supermarkets, drug stores, home improvement or large specialty/discount apparel

Regional Malls*	General merchandise, fashion (typically enclosed and referred to as malls)	400,000 – 800,000	Two or more full-line department stores, jr. department store, mass merchant, discount department store or fashion apparel

Super-Regional Malls*	Similar to regional mall but has more variety and assortment (typically enclosed and referred to as malls)	800,000+	Three or more full-line department stores, jr. department stores, mass merchant or fashion apparel

Fashion/Specialty Center	Higher-end, fashion-oriented	80,000 – 250,000	Fashion

Lifestyle Center	Upscale specialty stores; dining and entertainment in outdoor setting	150,000 – 500,000 (can be smaller or larger)	Not usually anchored but may include large-format book store, multiplex, cinema, small department(s) and other big boxes

Power Center	Category-dominant anchors, few small tenants	250,000 – 600,000	Three or more category killer, home improvement, discount department store, warehouse club or off-price store

Theme/Festival Center	Leisure, tourist-oriented, retail and service	80,000 – 250,000	Restaurants, entertainment

Outlet Center	Manufacturers’ outlet stores	50,000 – 400,000	Manufacturers’ outlet stores

*	Target properties
Source: International Council of Shopping Centers

Malls

Regional malls generally contain in excess of 400,000 square feet of enclosed and climate controlled space and offer a variety of fashion merchandise, hard goods, services, restaurants, entertainment and convenient parking. Regional malls are typically anchored by two or more department stores or large big box retail stores, which are called anchor tenants. These anchor tenants act as the main draw to a typical mall and are normally located within the mall at the ends of the common corridors. Super-regional malls have the same characteristics as regional malls but are generally larger than 800,000 square feet and have three or more anchor tenants. We refer to regional and super-regional malls as malls.

Back to Contents

Malls typically contain numerous diversified smaller retail stores, which we refer to as shops or shop tenants. Shop tenants are mostly national or regional retailers, typically located along common corridors, which connect to the anchor tenants. Shop tenants typically account for a substantial majority of the revenues of a mall.

Malls have different strategies with regard to price, merchandise offered and tenant mix, and are generally tailored to meet the needs of their trade areas. Malls draw from their trade areas by providing an array of shops, restaurants and entertainment facilities and often serve as the town center and a preferred gathering place for community, charity, and promotional events. In many communities, the mall is an important engine of economic activity, providing a range of employment opportunities to local residents and sales and property tax revenues to local governments.

Investment Classes

According to the International Council of Shopping Centers, the United States had approximately 1,130 malls in 2003. The median sales per square foot of shop tenants in a sample of malls studied by the International Council of Shopping Centers in 2002 was $318. We generally classify malls into one of the following three rating categories based upon the average annual sales per square foot of shop tenants:

Classes of Malls

Class	Shop Tenant Sales Per Square Foot

Class A	Above $350
Class B	$250 – $350
Class C	Below $250

We believe that more than half of the 1,130 malls in the United States fall into the above Class B and Class C categories. Our strategy is to acquire Class B malls or Class C malls, which we refer to as underperforming or distressed malls. We believe that through our renovation and repositioning strategies, we can substantially increase shopper traffic and tenant sales which will result in higher occupancy, rents and, ultimately, cash flow. We believe that the successful implementation of our strategy can result in the transformation of a Class B or Class C mall into a Class A or near Class A mall. Currently, Stratford Square, Colonie Center and the Foothills Mall fall into the Class B category and the Harrisburg Mall falls into the Class C category. We expect, however, that upon completion of our renovation and repositioning efforts, each of these malls will fall into the Class A or near Class A mall category.

The Market Opportunity

We believe there are a significant number of malls in the United States that are potential candidates for acquisition, renovation and repositioning by our company. These malls are typically located in favorable markets that are experiencing positive overall retail sales trends and often have excellent access to transportation but, due to mismanagement or changing retail trends, may lack one or more of the key characteristics of successful malls. These malls tend to have weak or closed anchor tenants, poor shop tenant mixes, non-optimal layouts and outdated designs and appearances.

We also believe that many owners of underperforming malls may prefer to sell such properties because they may be unable to respond to the forces that have eroded the competitive positions of their properties. These owners may lack the experience, expertise, capital or management resources necessary to successfully renovate and reposition their facilities. We believe that these factors may allow us to acquire and redevelop malls at total project costs that are significantly below the cost of new mall construction.

Notwithstanding the increase in national retail sales and the favorable characteristics of malls, the rate of new U.S. mall construction continues to decrease. We believe that the low rate of new mall construction is caused by high barriers to entry, such as:

•	the large number of existing malls which adequately serve or, in many cases, over-serve the available mall trade areas in the United States;

Back to Contents

•	the presence of large stand-alone discount retailers such as Wal-Mart and Target;

•	the costs and difficulties associated with acquiring land for sites with sufficient acreage, requisite regional access and suitable development characteristics;

•
the time and expense associated with obtaining zoning entitlements and environmental approvals due to growing environmental concerns and objections to new mall development from local governments and citizen groups; and

•	the high costs of new construction and a five to 10-year lead-time required from project conception to completion of new malls.

Unlike new mall development that may encounter strong opposition from local community and/or local government, our renovation efforts are usually strongly supported by local communities and therefore can be completed in a much shorter time frame. In many communities, the mall is a highly important economic driver and a significant source of employment and local government revenue. Therefore, underperforming malls threaten a community with a significant loss of economic activity, jobs and tax revenues. As a result, strong support can generally be found in local communities and from local governments for renovation and repositioning plans, including tax incentives and/or government grants. For example, in the case of the Harrisburg Mall, the joint venture expects to receive approximately $8.0 million (of which $1.0 million was received in 2004) in government incentives and grants upon completion of the renovation and repositioning project.

Our Business and Growth Strategies

Our primary business objectives are to increase the occupancy, tenant sales, rental income, and cash flow from each of our properties resulting in increased cash available for distribution to our stockholders and growth in net asset value per share. Our business and growth strategies, which are aimed at achieving these objectives, include the following elements:

•
Pursue Additional Targeted Property Acquisitions.     Our strategy is to opportunistically acquire underperforming or distressed malls and to transform them into Class A or near Class A malls through a comprehensive renovation and repositioning process. We intend to carefully select and acquire existing malls that fit our acquisition investment criteria, which extends generally to well-located properties that are underperforming due to vacant anchors, outdated designs and appearance, poor tenant mixes, mismanagement, or changing retail trends. We will tap our network of contacts within the finance, retail and real estate industry to locate underperforming malls at attractive prices.

•
Focus on Markets with Strong Demographics.     We will seek to acquire underperforming or distressed malls that exhibit strong market characteristics and demographics, including proximity to major highways, dense population centers and retail hubs, rising population and income trends and manageable competition in relation to local population densities.

•
Implement Renovation and Repositioning Strategies.     We will implement the comprehensive renovation and repositioning strategies aimed at improving the physical appearance, visibility and design of our malls in order to increase shopper traffic and tenant sales.

•
Maximize Occupancy.     We will seek to remedy weak occupancy at our target properties by adding anchor tenants with powerful consumer draws as well as attractive and diverse national and specialty shop tenants. We expect to achieve preferable tenant mixes by moving tenants into “tenant neighborhoods.” Tenant neighborhoods are clusters of tenants located within a concentrated area of a mall that sell to specific consumer segments, such as teenagers. A major component of our tenant-leasing program will be accomplished by implementing targeted tenant marketing campaigns at the local and national levels.

•
Drive Revenues Through Leasing.     We will seek to increase rental income from existing space by maintaining high levels of occupancy, increasing rental rates as current leases with below market rents expire, negotiating new leases to reflect increases in rental rates and maximizing percentage rents. We will also seek to replace underperforming shop tenants with stronger tenants whose sales will enhance

Back to Contents

overall mall traffic and tenant sales. Following the completion of the renovation and repositioning of our malls, we expect our tenants’ sales per square foot to increase. We expect that such increases in sales per square foot will enable our tenants to pay higher rents. We also believe that higher tenant sales per square foot will generate increased leasing demand from higher quality shop tenants. As a result, we believe that our malls will tend to have a greater potential for increases in rent upon lease renewal in comparison to more stable properties owned by other mall REITs.

•
Manage Property Intensively.     The core of our management strategy is to increase shopper traffic through our malls, which improves tenant sales volume and, ultimately, rental rates. In addition, we utilize a decentralized approach to property and operational management to increase and maintain occupancy, improve tenant satisfaction, improve customer satisfaction and control operating costs. In certain cases, we may evaluate the replacement of heating, ventilation and air conditioning systems in order to reduce the cost of energy.

•
Pursue Joint Ventures.     We intend to acquire, renovate and reposition some of our properties in joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures.

Our Financing Strategies

While our charter does not limit the amount of debt we can incur, we intend to maintain a flexible financing position by maintaining a prudent level of leverage consistent with the level of debt typical of publicly-traded mall REITs. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate, and in making financial decisions. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace short term financing with medium to long-term fixed rate financing. We may also finance our activities through any combination of sales of common or preferred shares or debt securities, additional secured or unsecured borrowings and our proposed line of credit.

In addition, we may also finance our acquisition, renovation and repositioning projects through joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. We may also acquire properties in exchange for our OP units.

Competition

Excluding our company, there are eight other publicly-traded mall REITs and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition, an anchor tenant or a shop tenant. In most cases, we do not expect to compete with publicly-traded REITs during our acquisition process. This was the case regarding our purchase of each of our malls to date. However, in some cases we may compete with other REITs for shop tenants or anchor tenants to occupy space.

We may also compete with other owners and operators of malls in all of our markets. The number of competing malls in a particular market could have a material adverse effect on the success of our renovation and repositioning strategies and on the occupancy levels, and rental rates of certain of our properties. We believe that the primary competition for potential tenants at any of our malls comes from other malls within a three to 25 mile radius of that mall.

We also may compete with numerous other potential private buyers when pursuing a possible property for acquisition or redevelopment and this can cause an increase in the potential cost of an acquisition. Some of these entities may seek financing through similar sources. Therefore, we will continue to compete with other investors in a market where funds available for real estate investment could decrease in the future.

Back to Contents

We believe that because we are the only publicly-traded REIT solely focused on the renovation and repositioning of distressed malls, we have less competition in acquiring these properties. According to the International Council of Shopping Centers, in 2003 REITs owned or had an interest in 538 malls. The typical REIT strategy is to purchase assets with predictable cash flow and to consolidate such assets into a portfolio of similar quality assets. Accordingly, we believe that the existing REITs are not primarily focused on the acquisition, renovation and repositioning of underperforming or distressed malls.

In contrast, we believe that some mall REITs may sell their distressed malls in order to re-deploy capital in alternative investments. This tendency for a REIT to increase the percentage of stable, fully valued Class A malls in its portfolio creates opportunities for us and reduces our competition from established REITs for future acquisitions. Since other REITs are usually not competing against us for the purchase of underperforming malls, we believe that we are one of very few buyers that can offer a tax deferred sale to private sellers through use of our OP units as an acquisition currency. This may be a way for private owners to sell us their older, fully depreciated malls with a low tax basis.

We believe that our senior management team’s experience and reputation in the industry, coupled with our unique turnaround strategies, will enable us to effectively compete against other mall companies.

Employees

Currently, all of our employees are employed by us, as well as Feldman Equities Management, Inc., our wholly owned taxable REIT subsidiary, which performs various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2004, we had approximately 115 employees in total. None of our employees are represented by a union. We consider our relations with our employees to be good.

Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and has one reportable segment, retail mall real estate.

Recent Developments

A. Real Estate Activity

Acquisition of the Colonie Center Mall, Albany, New York

On February 2, 2005, we announced the purchase of the Colonie Center Mall, located in Albany, New York, for $82.2 million dollars. The 1.2 million square foot, two-level shopping mall is situated in the heart of New York’s Capital region and minutes from the Albany International Airport and major hotel chains. The mall has shop occupancy of 66% (excluding temporary and anchor tenants). Including temporary tenants, the shop occupancy as of December 31, 2004 was 85%. Including anchor and temporary tenants, the mall’s overall occupancy was 96% at December 31, 2004. Anchor tenants include Macy’s and Sears (non-owned anchor spaces), Boscov’s and Christmas Tree Shops (a subsidiary of Bed, Bath and Beyond). In addition, junior anchor tenants include F.Y.E and Steve & Barry’s.

B. Financing Activity

Mortgage Financing

In January 2005, we completed a $75 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. This mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $20 million are completed, we estimate that the leverage to asset ratio for this property will decrease to approximately 65%.

Back to Contents

Forward Swap Contract

In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75 million swap which commences in February 2005 and has a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate on the Stratford Square Mall mortgage loan at 5.0% per annum.

C. Dividend

On March 23, 2005, we announced that our Board of Directors declared a dividend of $0.2671 per common share. This distribution reflects the regular dividend for the period December 16, 2004 to March 31, 2005. The dividend is payable April 15, 2005 to shareholders of record at the close of business on April 4, 2005.

ITEM 2. Properties

As of December 31, 2004, we owned wholly-owned interests in two malls encompassing approximately 2.0 million rentable square feet. Our portfolio also included a 25% ownership interest in one unconsolidated joint venture located in Harrisburg Pennsylvania, encompassing approximately 0.9 million rentable square feet. The table below sets forth information with respect to these properties.

Property (Ownership Interest)	Year Built/ Most Recent Renovation	Total Square Feet	Rentable Square Feet	Percentage Leased	Shop Tenant Square Feet	Shop Tenants Percentage Leased	Annualized Base Rent	Shop Tenant Base Rent Per Leased Sq. Ft.	Owned Anchors	Non-owned Anchors

Foothills Mall	1983/2004	711,000	500,000	91.0%	230,000	84.0%	$6,827,000	$18.03	Barnes & Noble;	Wal-Mart
(100%)									Linens‘ N Things; Loews Cineplex; Ross Dress for Less; Saks Off 5th
Stratford Square	1966/1999	1,300,000	485,000	68.3	485,000	68.3	6,692,000	20.20	—	Burlington Coat
(100%)										Factory; JCPenney; Marshall Fields; Sears; Carson Pirie Scott; Kohls
Harrisburg Mall	1969/2004	893,000	893,000	89.4	266,000	70.2	4,467,000	16.11	Bass Pro Shops;	—
(25%)									Boscov’s; Hecht’s

Total/Weighted
Average		2,904,000	1,878,000	84.4%	981,000	73.4%	$17,986,000	$18.58

In the table above:

•
Our interest in the joint venture that owns the Harrisburg Mall consists of a 25% capital interest. In addition, once operating cash flow exceeds a 12% preferred return on the partners’ capital contributions, we will be entitled to receive an additional 20% of the excess cash flow. Upon a sale of the property, and after both partners receive a return of their capital contributions from the joint venture (which aggregated $16.8 million as of December 31, 2004) plus a 12% preferred return on their capital contributions, we will have the right to receive an additional 20% of the available cash, if any, plus our 25% share of the remaining 80% interest. In addition, in the event that a sale of the property produces an overall return in excess of 20% to our joint venture partner, we will be entitled to a 30% share of such excess, if any, plus our 25% share of the remaining 70% interest. The remaining interest in this joint venture is held by affiliates of the Lubert Adler Funds. To the extent that the partners are required to make additional capital contributions to the joint venture, the amount of the 12% preferred return, which operating cash flow must exceed in order for the partners to receive the additional 20% of excess cash flow, will increase.

•	Total Square Feet includes Rentable Square Feet and the square feet occupied by non-owned anchor tenants.

Back to Contents

•
Percentage Leased is calculated based on leases executed as of December 31, 2004 and includes owned anchor tenant space. Percentage Leased for the Foothills Mall and Stratford Square Mall excludes approximately 210,000 square feet and 815,000 square feet, respectively, of non-owned anchor tenant space. Harrisburg has no non-owned anchor tenant space.

•
Shop Tenants Percentage Leased is calculated based on leases executed as of December 31, 2004, by shop tenants and non-anchor tenants. These figures exclude leases to tenants under temporary leases, which are leases for an initial term of less than one year.

•
Annualized Base Rent is calculated based on monthly base rent derived from 100% of our existing lease agreements executed as of December 31, 2004 and annualized for a 12-month period, except as set forth below. The Annualized Base Rent figures appearing in the table above are based on net rent (which means that the rent shown above does not include certain additional charges that are passed on to the tenants, including common area maintenance charges and real estate taxes). Annualized Base Rent includes leases that expire prior to December 31, 2005, which constitute less than 5.38% of our Annualized Base Rent. Annualized Base Rent does not include (a) any additional revenues from temporary or month-to-month tenants, (b) lease-up of vacant space, (c) rental increases occurring after December 31, 2004 or (d) pass through of operating expenses to tenants. Annualized Base Rent at the Foothills Mall, Stratford Square Mall and Harrisburg Mall does not include approximately $773,000 for annualized rental income receivable under percentage rent lease provisions and $2.5 million annualized income receivable from temporary and month-to-month tenants as of December 31, 2004.

•
Shop Tenant Base Rent Per Leased Square Foot is calculated based on monthly base rent derived from shop tenant leases executed and in occupancy as of December 31, 2004 and annualized for a 12-month period, with the product divided by the rentable square feet leased to shop tenants as of such date.

•
Non-owned Anchor Tenants are anchor tenants of the mall, but we do not own their improvements or their underlying land and therefore we will not collect rent from these retailers. We refer to these retailers as non-owned anchor tenants. We believe non-owned anchor tenants are important to a property because the attractiveness of the anchor retailers at the property (whether or not we collect rent from them) may significantly affect the leasing of owned space and shop tenant sales at the property. Wal-Mart is a non-owned anchor tenant of the Foothills Mall and occupies and owns a super center consisting of approximately 210,000 square feet, which shares a common parking lot and entrance road with the Foothills Mall.

Back to Contents

Tenant Diversification

We have approximately 250 leases, many of which are with nationally recognized retailers. The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized base rent as of December 31, 2004.

Top 10 Tenants by Annualized Base Rent

Tenant	Mall Location	Principal Nature of Business	Lease Expiration	Rentable Sq. Feet	% of Total Rentable Sq. Feet(1)	Annualized Base Rent	% of Total Annualized Base Rent	Base Rent Per Sq. Ft.

Loews Cineplex	Foothills	Multi Screen Movie Theatre	Oct.-2017	77,283	4.11%	$1,178,556	6.55%	$15.25

Bass Pro Shops	Harrisburg	Sportsman’s Superstore	Dec.-2019	200,000	10.65	822,868	4.57	4.11

Linens ‘N Things	Foothills	Soft Home Goods Supplier	Jan.-2013	41,480	2.21	414,804	2.31	10.00

Toys R Us	Harrisburg	Toy Store	Jan.-2013	45,950	2.45	410,328	2.28	8.93

Barnes & Noble	Foothills	Book Store	Feb.-2012	40,472	2.15	407,136	1.96	8.73

South Dakota Assoc. for the Deaf	Foothills	Telecommunication Service	Dec.-2008	20,357	1.08	353,328	2.26	20.00

Ross Dress for Less	Foothills	Discount Clothes Retailer	Jan.-2008	30,056	1.60	330,612	1.84	11.00

FYE	Stratford	Electronics	Jan.-2010	17,062.91		272,992	1.52	16.00

Saks off 5th	Foothills	Discount Retail	Oct.-2011	28,000	1.49	252,000	1.40	9.00

Limited	Harrisburg	Women’s Apparel	Nov.-2006	11,955.64		215,184	1.20	18.00

Total/Weighted
Average				512,615	27.29%	$4,657,808	25.90%	$9.09

(1)	The percentage of Total Rentable Square Feet excludes approximately 1,082,000 square feet with respect to non-owned anchor tenants.

Back to Contents

Lease Expiration

The following table sets forth information regarding lease expirations at our properties based on executed and occupied leases as of December 31, 2004.

Lease Expiration Table—Total Portfolio

Lease Expiration Year	Number of Expiring Leases	Expiring Rentable Area (1)	% of Total Sq. Ft. Expiring	Expiring Base Rent (2)	% of Total Base Rent	Expiring Base Rent Per Sq. Ft.

2005	41	168,073	8.95%	$967,974	5.38%	$5.76
2006	38	130,424	6.94	2,210,142	12.29	16.95
2007	40	92,104	4.90	2,009,880	11.17	21.82
2008	29	108,719	5.79	2,264,016	12.59	20.82
2009	29	62,623	3.33	1,456,621	8.10	23.26
2010	15	44,519	2.37	1,133,193	6.30	25.45
2011	17	85,511	4.55	1,707,432	9.49	19.97
2012	8	55,599	2.96	831,474	4.62	14.95
2013	20	145,033	7.72	2,122,488	11.80	14.63
2014 and thereafter	12	692,771	36.89	3,283,436	18.25	4.74

Total/Weighted Average		1,585,376	84.41%	$17,986,656	100.00%	$11.35

(1)	Expiring rentable area excludes approximately 293,000 square feet of unleased space as of December 31, 2004.
(2)	Annualized base rent as of December 31, 2004 (leases executed as of that date). Excludes revenues from leases to tenants under temporary leases.

Harrisburg Mall

Overview

The Harrisburg Mall is located in Swatara Township, three miles from downtown Harrisburg, Pennsylvania. The property was originally built in 1969 and is a two-story, enclosed, regional mall containing approximately 900,000 square feet. It is the largest mall in the Harrisburg market and has approximately 83 shop spaces. It is anchored by three large anchor tenants, Bass Pro Shops (a national retailer of hunting, fishing and boating products), Boscov’s (a regional department store chain that just completed a brand new store that opened in May 2004) and Hecht’s (a division of the May Company). The Harrisburg Mall’s specialty shop tenants include CVS, Disney Store, Foot Locker, The Limited and Victoria’s Secret. In addition, the Harrisburg Mall has a food court that includes such national tenants as Arby’s, Cosimos Pizza and McDonald’s. The renovation plans for this property include the addition of upscale restaurants on the exterior of the mall in order to create a streetscape look and feel for the property, as well as a food court renovation and additional food court tenants. Given the expected increase in shopper traffic from the recent opening of the Bass Pro Shops, we believe demand for casual dining and food court type dining will increase.

The Harrisburg Mall was at one time considered a dominant mall in its marketplace. However, due to anchor tenant vacancies and the bankruptcy of its former owner, the mall’s sales began to decline in the late 1990’s. Prior to our predecessor’s acquisition of a joint venture interest in the property in September 2003, the Harrisburg Mall had an effective occupancy rate of 50% because two key anchor tenants, Lord & Taylor and JCPenney, had either completely ceased operations or had indicated an intention to do so. As a result of our predecessor’s leasing efforts, the Harrisburg Mall is now over 90% leased. Our intention is to focus our leasing efforts on national and regional shop tenants as mall traffic increases.

Back to Contents

Renovation

We are currently nearing completion of the renovation and repositioning project for the Harrisburg Mall. The renovation and repositioning plan for this mall, which is designed to convert the mall from a Class C mall to a Class A mall, includes the following:

•
New Anchors and Key Renewals.     Our predecessor signed two new long-term leases and renewed a third lease with proven high traffic anchor tenants. Bass Pro Shops occupies a 200,000 square foot super store consisting of fishing, hunting and boating products. Our predecessor also signed a long-term lease with Boscov’s, a regional discount department store chain with 41 stores and annual sales in excess of $1 billion. In addition, the May Company, a national department store chain with annual sales in excess of $13 billion, renewed its long-term lease. All three anchor tenants have agreed to operate their stores continuously for an extended period following completion of the renovation.

•
Entertainment.     We are focusing a significant portion of our leasing efforts towards leasing to tenants that are entertainment and tourist destinations, such as Bass Pro Shops. The Bass Pro Shops store opened on November 18, 2004 and is our most important anchor tenant in the Harrisburg Mall, serving both as a retailer and as an entertainment destination. At approximately 200,000 square feet, the Bass Pro Shops Harrisburg store is the second largest Bass Pro Shops store in the nation and features a 60,000-gallon aquarium, rock climbing walls, a live trout stream, waterfalls and an indoor archery range. According to the Springfield, Missouri Visitors and Convention Bureau, the Bass Pro Shops store in Springfield, Missouri, the chain’s flagship store, is the number one tourist destination in the State of Missouri. Including the Harrisburg Mall store, Bass Pro Shops currently has 26 stores across the United States and Canada and attracts over 66 million visitors annually. Based upon these figures, we believe that the Harrisburg Bass Pro Shops store is likely to be ranked as one of the most visited tourist destinations in the Commonwealth of Pennsylvania.

•	Accessibility. We improved the mall’s access by arranging for the Pennsylvania Department of Transportation to provide a direct exit ramp to the property from Interstate 83.

•
Government Support.     We negotiated and arranged for government grants and other economic incentives which in the aggregate are expected to produce approximately $8 million in economic benefits to the joint venture. As of December 31, 2004, we had received $1.0 million of such grants.

•	Appearance. We are improving the appearance of the mall by undertaking major renovations of the interior of the two new anchor stores, the interior and exterior of the mall and mall entrances.

•
Signage.     We have improved visibility of the mall by adding significantly upgraded signage, including a 150-foot pylon sign which is visible from Interstate 83 and nearby local roads. In addition, we have installed a digital color video screen at the entrance to the mall. The digital color video screen is programmable from a computer inside our mall management office and will be available to notify the public about special events and other mall promotions. Working in collaboration with local officials, our predecessor succeeded in adding “Bass Pro Drive” to the name of a nearby local street, which will allow us to identify the retailer on multiple sign locations along Interstate 83.

•	Lighting and Security. We have improved lighting and security by installing brighter energy-efficient lighting and increasing security in parking lots with regular patrols.

•
Heating, Ventilation and Air Conditioning.     We are reducing operating expenses by replacing the main air conditioning central plant with new modern energy efficient units that we estimate will result in a significant reduction in the cost of energy.

As a result of these renovation and repositioning efforts at the Harrisburg Mall, leased square footage has grown from 429,000 at acquisition to 798,000 as of December 31, 2004, after giving effect to executed leases as of such date. Given the attractiveness of the new anchor tenants at the Harrisburg Mall, additional revenue growth from the property is expected as occupancy levels and rental rates rise above current levels.

Back to Contents

Joint Venture and Financing

In September 2003, our predecessor acquired an ownership interest in the Harrisburg Mall through Feldman Lubert Adler Harrisburg LP, a joint venture with affiliates of the Lubert Adler Funds based in Philadelphia. The Lubert Adler Funds control over $2 billion in equity which is primarily focused on opportunistic real estate investments. The joint venture paid $17.5 million, or approximately $20.00 per square foot, for the property, which was financed through both equity capital and a loan. Our joint venture partner provided approximately $10.8 million, or 75%, of the equity capital and our predecessor provided approximately $3.6 million, or 25%, of the equity capital. The remaining $3.1 million of the purchase price was financed through a construction loan with Commerce Bank.

As of December 31, 2004, the joint venture had spent approximately $34.5 million (net of $1.0 million in received government grant funding) on the renovation and repositioning of this property and we estimate that the total additional investment required to renovate and reposition the property is approximately $11.0 million. The joint venture intends to fund the additional $11.0 million investment from the remaining proceeds of the construction loan with Commerce Bank (approximately $1.7 million available) and approved state and local government grants and other economic incentives (approximately $7.0 million) and cash flow from operations. Net of cash flow from property operations applied to project costs of approximately $8.7 million, and government grants and incentives, the total net project cost is estimated to be approximately $56.3 million or $63.05 per square foot, which we believe is significantly below the replacement cost of building a new mall.

The construction loan with Commerce Bank contains a maximum funding commitment of $46.9 million, of which the joint venture has borrowed $44.3 million as of December 31, 2004. Through November 17, 2004, the loan bore interest at a rate of LIBOR plus 325 basis points. The loan currently bears interest at a rate of LIBOR plus 250 basis points. Interest on the outstanding principal balance of this loan is payable on the first day of each month. No payments of principal are required on this loan until December 31, 2005, at which time the entire principal balance together with any accrued interest thereon will be due. This loan can be repaid in whole or in part at any time without penalty and may be extended for up to three additional one-year periods. This loan presently has a limited recourse of $10 million, of which affiliates of the Lubert Adler Funds are liable for $6.3 million, or 63%, and Larry Feldman is liable for $3.7 million, or 37%. During March 2005, we assumed Larry Feldman’s recourse liabilities under this loan. In addition, pursuant to the terms of this loan, at any time the joint venture is entitled to receive a loan advance, the lender shall reduce the amount of such advance by the amount of the joint venture’s net cash flow after operating expenses and debt service.

Under the terms of the limited partnership agreement of Feldman Lubert Adler Harrisburg LP, the general partner (one of our wholly owned subsidiaries) manages the day-to-day operations of the property. The general partner and limited partners share equally in decision-making authority over major decisions affecting the property, including property sales and financings, leasing, and budget approval and amendments.

We and our joint venture partner each have the right to receive a preferred return from the operating cash flow of the property equal to 12%, computed on an annual compounded basis, on invested capital. Once operating cash flow exceeds 12%, we will be entitled to receive an additional 20% of the excess cash flow. Upon a sale of the property, and after both partners receive a return of their capital contributions to the joint venture (an aggregate of approximately $16.8 million as of December 31, 2004) plus a 12% preferred return thereon, we will have the right to receive an additional 20% of the available cash, if any, plus our 25% share of the remaining 80% interest. In addition, in the event that a sale of the property produces an overall return in excess of 20% to our joint venture partner, we will be entitled to a 30% share of such excess, if any, plus our 25% share of the remaining 70% interest. To the extent that the partners are required to make additional capital contributions to the joint venture, the amount of the 12% preferred return, which operating cash flow must exceed in order for the partners to receive the additional 20% of excess cash flow, will increase.

The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to

Back to Contents

50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The fair value of the right to receive these additional OP Units was approximately $5.0 million at the Offering Date.

The fees we are entitled to earn as manager of the Harrisburg Mall include a management fee of 3.5% of annual gross revenues paid monthly, a construction management fee of 3% of the amount of capital improvements, and customary leasing fees for a mall leasing agent. For the year ended December 31, 2004, these fees totaled approximately $.07 million.

The joint venture agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other beginning on September 30, 2005. Either partner to the joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The joint venture agreement does not limit our ability to enter into real estate ventures or co- investments with other third parties. However, the agreement restricts our ability to enter into transactions relating to the joint venture with our affiliates without the prior approval of our joint venture partner.

Our predecessor acquired an ownership interest in the Harrisburg Mall through a joint venture with affiliates of the Lubert Adler Funds in 2003. Our company has been granted an option, exercisable at any time prior to July 19, 2005, to purchase the remaining interest held by our joint venture partner for an aggregate of $27.6 million in cash.

Location and demographics

The property is located east of the Harrisburg capital region in Pennsylvania adjacent to major thoroughfares, including Interstate 83. The following are key demographic and other information that we expect will benefit the Harrisburg Mall:

•	Population.The Harrisburg metropolitan statistical area population was 629,401 according to the US Census Bureau Census 2000.

•
Population Growth.The population within a 10 mile radius of the Harrisburg Mall is estimated to have grown by approximately 7.9% from 1990 to 2000 and is projected to grow by 2.2% from 2003 to 2008, according to Claritas.

•
Household Income.For the year ended December 31, 2003, the average household income within a 10-mile radius of the Harrisburg Mall was estimated to be approximately $63,000 and is expected to increase by 13.2% from 2003 to 2008, according to Claritas.

•	Traffic Count.The average annual daily traffic count in 2002 for Interstate 83 near the Harrisburg Mall was approximately 103,000 vehicles according to the Pennsylvania Department of Transportation.

•
Local Market Characteristics.The Harrisburg region’s economy is dominated by State and Federal Government, which tends to insulate the region from major economic downturns in the national economy. The Harrisburg Mall is located within a 10 minute drive from the city of Hershey and Hershey Park, which is a national tourist destination.

Competition

The primary competitors of the Harrisburg Mall include two regional malls that jointly comprise approximately 1.4 million square feet of shop space. Four power centers that comprise approximately 1.7 million square feet are located within seven miles of the property. In addition we expect to compete with a new lifestyle center within four miles of the property. We believe there are no major regional mall projects under construction or planned for the near future. No competitor has a unique anchor tenant similar to Bass Pro Shops. The significant competitors within a 10 mile radius include:

•
Colonial Park Mall.     The Colonial Park Mall opened in 1960 and is located approximately five miles north of the Harrisburg Mall. It contains approximately 745,000 square feet of leasable area, 95 shops,

Back to Contents

and is anchored by Bon Ton, Sears and Boscov’s. This center was renovated and expanded with a food court and some specialty shops during 1990.

•
Capital City Mall.     The Capital City Mall is located 10 miles to the west of the Harrisburg Mall. It contains approximately 600,000 square feet of leasable area and 94 shops. This center opened in 1974 and is anchored by Hecht’s, JCPenney and Sears. The center was first renovated in 1986 and a second renovation was completed in 1998, which included new flooring, plantings, seating, skylights and a food court area.

•
Camp Hill.     The Camp Hill shopping center is a former community center originally constructed in 1958 and was completely enclosed and renovated in 1986. It contains approximately 523,000 square feet of leasable area and is anchored by Boscov’s. This center is located 10 miles west of the Harrisburg Mall. This property is being converted back into its original use as a community center and will no longer be an enclosed mall.

•
The Shoppes at Susquehanna.     The Shoppes at Susquehanna is a 108,000 square foot, open-air lifestyle center that opened in October 2004. It is approximately four miles from the Harrisburg Mall and is approximately 63% leased to such tenants as Ann Taylor Loft, Children’s Place, Coldwater Creek, J. Jill, Jos. A Banks and Williams Sonoma. This center has dining establishments including Damon’s and Macaroni Grill.

Average Occupancy Rate and Base Rent—Harrisburg Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2004	65%	$17.70
2003	70%	$15.40
2002	81%	$13.42
2001	80%	$14.72
2000	82%	$17.29

(1)
The information in this chart for the periods prior to our predecessor’s investment in the Harrisburg Mall in September 2003 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

Foothills Mall

Overview

The Foothills Mall is located in the Tucson, Arizona area and is a single level, enclosed regional mall containing approximately 500,000 square feet originally built in 1983. In addition, Wal-Mart occupies and owns a new 210,000 square foot super center which shares a common parking lot and road entrance with the Foothills Mall. The Foothills Mall is anchored by a series of big box anchor tenants, including Barnes & Noble, Linens ’N Things, a Loews Cineplex 15 screen stadium theatre, Ross Dress For Less, and Saks Off 5th. The Foothills Mall’s specialty stores include a large Nike factory outlet store, Bath & Body Works, Claire’s, Haggar, Levi’s, Old Navy, PacSun, Quicksilver, Samsonite and Sunglass Hut. In addition, the Foothills Mall includes numerous restaurants such as Applebee’s, Fox and Hound, Gavi Italian Restaurant, Keatons Restaurant, Melting Pot, J. Nippon, Outback Steakhouse and Thunder Canyon Brewery.

In April of 2004, our predecessor acquired an interest in the joint venture that acquired the Foothills Mall in April of 2002 for approximately $54 million. At that time, the Foothills Mall was experiencing low tenant sales per square foot, and as a result, the previous owners had difficulty attracting new tenants despite the mall’s solid location in the Tucson suburban area, one of the fastest growing markets in the United States.

Back to Contents

Renovation

We are currently near completion of the renovation and repositioning project for the Foothills Mall. We estimate that the cost of the renovation and repositioning will total approximately $11 million, which will result in a total project cost of approximately $65 million or $130 per square foot. As of December 31, 2004, we had spent approximately $10.4 million on this project. The renovation and repositioning is being financed through a combination of debt and equity financing. The renovation and repositioning plan, which is designed to convert the mall from a Class B mall to a Class A mall, includes the following:

•
Redirecting Loews Cineplex Traffic.     Our predecessor sharply increased shopper traffic by sealing off an exterior entrance to the Loews Cineplex theatre and thereby redirected theatre patrons through the interior of the mall. The 15 screen Loews Cineplex is one of the Foothills Mall’s major anchor tenants and is the largest tenant in the Foothills Mall by rental revenue.

We estimate that during peak weeks, the Loews Cineplex is attended by up to 40,000 patrons, most of whom previously entered and exited directly through the theatre’s parking lot entrance without entering the mall. With the objective of driving up tenant sales, we provided $3.7 million to Loews to facilitate the conversion of the remaining unconverted theatres to stadium seating. In exchange, Loews closed its existing parking lot entrance and is now redirecting all patrons through an entrance inside the mall at the end of the main mall corridor. The conversion to stadium seating, which was completed in October 2004, has already boosted box office attendance, and the redirection of all of Loews patrons into the interior of the mall has had a positive effect on overall mall shopper traffic. As a result, shop sales throughout the mall are expected to increase.

•
Mall Expansion.     Our predecessor increased the size of the mall by constructing approximately 27,000 square feet of additional space, including new space for Famous Footwear, and developing five out-parcels which have collectively added over 40,000 square feet of new area and have attracted such tenants as Baskin Robbins, Chipotle Grill, Compass Bank, Starbucks, Subway and Thomasville Furniture. Over 98% of the newly constructed expansion area of approximately 67,000 square feet has been leased or sold to tenants.

•
Leasing Initiatives.     We are conducting an intensive leasing initiative which includes the following: (i) filling missing product categories and attracting strong brand name tenants such as Old Navy, who recently executed a new lease for approximately 15,000 square feet, (ii) renewing existing high volume tenants at the best possible market rental rates, (iii) eliminating unhealthy, low volume or unprofitable stores, (iv) filling certain difficult-to-lease vacant spaces with temporary tenants until leases with long-term tenants are in place and (v) focusing on obtaining at least one additional major anchor tenant on the southwest corner of the mall.

•
Exterior Entrance Signage.     Our predecessor significantly improved all of the mall entrance signs facing the public roadways with new, highly visible signs at all mall entrances. In addition, our predecessor installed a brightly lit, 25 foot pylon sign at the main mall entrance. This sign is used to promote mall events and is programmable from our management office.

•
Improved Visibility of Interior Mall Corridors.     Previously, two of our anchor tenants, Barnes & Noble and Saks Off 5th, had only limited visibility to the main mall corridor. In order to increase the visibility of these key anchor tenants, our predecessor raised the mall’s ceiling and reconfigured the main mall corridor.

•
New Mall Entrances.     Our predecessor constructed a new large rotunda entrance at the south end of the mall to increase shopper traffic and improve pedestrian circulation at that end of the mall, and we are currently renovating two other mall entrances and are installing new entrance signage to our food court.

•	New “Lifestyle” Component. Our predecessor installed numerous outdoor and indoor seating areas, including an outdoor Starbucks café seating area.

•	Food Court and Amenities. We are improving shopper comfort and amenities, including high quality restrooms, a new floor, new tables and new soft seating areas in the food court, and new soft seating

Back to Contents

areas in other parts of the mall. Some of these seating areas will feature large flat screen televisions and are designed to induce patrons to stay in the mall while their friends or family continue to shop.

•
Public Marketing Campaigns.     We are conducting special public marketing campaigns with the objective of having community and other group events in the mall on a regular basis, such as car sales, rock groups, sports promotions, radio station events, and civic and charitable functions.

•
Potential Expansion.     The Foothills Mall property has the potential to be expanded by approximately 80,000 rentable square feet. We are in discussions with several potential anchor tenants for the pre-leasing of this space.

These renovation and repositioning efforts have already impacted the operating performance of the Foothills Mall. Leased square footage as a percentage of total rentable area was maintained at approximately 90% throughout the renovation process, which added approximately 27,000 square feet of rentable area. Additional revenue growth from the property is expected as rentable area is added and occupancy levels rise above current levels.

Financing

In connection with the formation transactions, we acquired the remaining interests in the joint venture for approximately $4.5 million. There is an outstanding mortgage loan on the Foothills Mall in the amount of $54.8 million, as of December 31, 2004, at a fixed rate of 5.09%. There is no principal amortization requirement on this loan. The mortgage loan was originated by Archon Group, LP and in May 2004 was sold to a bondholder trust and is currently serviced by General Motors Acceptance Corp. on behalf of the bondholder trust. The term of the loan commenced on October 30, 2003 and matures on November 1, 2008. The loan is closed to prepayment during a lockout period until the first to occur of (i) three years following commencement of the loan or (ii) two years following the sale of the loan to a bondholder trust. After the end of the lockout period, the loan is open to prepayment by defeasance (providing treasury bonds as substitute collateral for the property) only. Therefore, we may not defease the loan until May 2006. Assuming no payments are made on the principal amount of this loan prior to November 1, 2008, the balance to be due at such date will be approximately $54.8 million.

We had a mezzanine loan which bore interest at a rate of 10.5% per annum and was due to mature in December 2008 in the amount of approximately $5.4 million owed by our predecessor to Massachusetts Mutual Life Insurance Company in connection with the redevelopment of the Foothills Mall. We repaid the loan with proceeds from our initial public offering.

Location and Demographics

The Foothills Mall is located in the Northwest sector of Pima County in the greater Tucson, Arizona market and is near a busy thoroughfare which makes it accessible to significant local and tourist traffic. The following are key demographic and other information that we expect will benefit the Foothills Mall:

•	Population. Tucson is Arizona’s second largest city with a metropolitan statistical area population of 843,746, according to the US Census Bureau Census 2000.

•
Population Growth.     Tucson is estimated to be one of the fastest-growing cities in the United States. The population within a 10-mile radius of the Foothills Mall is estimated to have grown by 27% from 1990 to 2000 and is projected to grow by 10.1% from 2003 to 2008, according to Claritas.

•
Household Income.     For the year ended December 31, 2003, the average household income within a 10 mile radius of the Foothills Mall was estimated to be $59,000 and is projected to increase by 17% from 2003 to 2008, according to Claritas.

•	Traffic Count. The daily traffic count in March 2004 on Ina Road near the Foothills Mall was approximately 37,000 vehicles according to Arizona Department of Transportation.

•	Local Market Characteristics. A new community college has recently opened within walking distance of the Foothills Mall with approximately 4,000 students.

Back to Contents

Competition

The primary competitors of the Foothills Mall include three regional malls described below that jointly comprise approximately 3.5 million square feet of shop space. Seven power centers that comprise approximately 2.5 million square feet are located within ten miles of the property. Tucson’s expanding economy, tourism and strong population growth have created a strong retail market, including the regional mall sector. Accordingly, there is a strong demand for retail property in the Tucson area as evidenced by a 90% occupancy level for shop space. We expect the construction of new retail properties to increase modestly and in proportion to demand so that vacancy levels remain low. We believe the Foothills Mall is the only value and entertainment oriented mall in its trade area. Competitors of the Foothills Mall include:

•
El Con Mall.     The El Con Mall is a 1.2 million square foot mall and is located approximately 12 miles southeast of the Foothills Mall. The mall was originally built in 1962 and partially renovated in 1996. It has a 20-screen Century Theatre, Home Depot and is seeking to add an additional discount retailer. Existing anchor tenants include JCPenney and Robinsons-May.

•
Park Place Mall.     The Park Place Mall is a single level enclosed mall, which contains approximately 1.0 million square feet and is located 12 miles from the Foothills Mall. It is approximately 97% occupied and is anchored by Dillard’s, Macy’s and Sears. Other tenants in the mall include Borders Books, Century Theatre and Old Navy. This mall recently completed a renovation process, which included the addition of “street” retailers, a food court, mall shops, restaurants, theatres and a new Dillard’s.

•
Tucson Mall.     The Tucson Mall is a 1.3 million square foot mall that has been considered the dominant mall in Tucson for nearly 20 years. The property is located approximately five miles southeast of the Foothills Mall. This mall was constructed in 1982 and renovated in 1991. Dillard’s, JCPenney, Macy’s, Mervyns, Robinsons-May and Sears are the anchor tenants.

Average Occupancy Rate and Base Rent—Foothills Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2004	81%	$16.47
2003	82%	$16.89
2002	82%	$16.80
2001	82%	$17.65
2000	84%	$16.13

(1)
The information in this chart for the periods prior to our predecessor’s acquisition of the Foothills Mall in April 2002 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

Stratford Square Mall

Overview

On December 30, 2004, we acquired Stratford Square Mall for a base purchase price of $93.1 million. We also plan to invest an additional $20 million in the renovation and repositioning plan for Stratford Square Mall for an estimated total project cost of approximately $113 million.

Stratford Square Mall is a 1.3 million square foot, super-regional mall located in Bloomingdale, Illinois. Located in the rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the mall had an overall occupancy of 90.4% as of December 31, 2004 with shop tenant occupancy of 68.7% (excluding temporary and anchor tenants). The mall has six non-owned anchor tenants: Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

Back to Contents

Average mall shop sales for 2004 were approximately $275 per square foot, an amount that we intend to increase through capital expenditures focused on improving shopper traffic and tenant sales. Plans to boost shopper traffic and tenant sales include building a new, multi-screen, cineplex with stadium seating, adding one or more junior anchor tenants, multiple sit-down restaurants, outdoor cafes and streetscape retail, new property signage and other general capital improvements.

The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Panera Bread, Forever 21, Abercrombie & Fitch, Pacific Sun, American Eagle, Claires, Bath & Body Works, Bombay Company, The Children’s Place, The Gap, f.y.e., Limited Too and Victoria’s Secret. The shops are comprised of approximately 450,000 square feet and are accessed on two levels, with a central food court.

Anchor Tenant Sales Versus Shop Tenant Sales

Shop sales at Stratford Square in calendar 2004 were $275 per square foot, which categorizes this mall as a Class B mall.

We believe that in 2004 the Stratford Square Marshall Field’s had approximately $25 million in sales, Sears had approximately $26 million in sales, JCPenney had sales of $25 million, Carson Pirie Scott has sales of $26 million, Kohls had sales of $23 million and Burlington Coat Factory had sales of $16 million. These six anchors will continue to operate as strong shopper draws. We estimate that collectively, the Stratford Square anchor tenants had approximately $141 million in combined sales in 2004. We believe that there is an opportunity to sharply increase shop tenant sales per square foot and thereby grow the property’s rental revenue.

Adjacent to the Stratford Square Mall are six third-party owned anchor tenant spaces. We have entered into an operating agreement with these six anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreement terminates in March 2031.

Financing

We funded the Stratford Square Mall acquisition from proceeds of our initial public offering. In January 2005, we obtained a $75 million, 3-year floating rate first mortgage financing secured by the property. The mortgage loan bears interest at a rate of LIBOR plus 125 basis points and has two, one-year extension options. The loan is interest-only and is prepayable in whole, but in part, on or after August 2009. We used a swap arrangement to convert this loan to one with a fixed interest rate of 5% per annum.

Renovation and Repositioning Plan

Our opportunity, with respect to Stratford Square, is to take advantage of the mall’s unusually strong number of six anchor tenants to leverage the draw from such anchor tenants into higher shop sales. In addition, with approximately 151,000 square feet of shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•
New Movie Theatre Tenant.     Negotiations are in an advanced stage with a movie theatre tenant. We plan to boost shopper traffic and tenant sales by sharply upgrading and expanding the existing four-screen movie theatre into a state of the art, multi-screen Cineplex. Similar to our Foothills Mall property, the objective is to strengthen the shop tenants with a movie theatre and a series of restaurant tenants.

•
Redirecting Anchor Tenant Traffic.     We will improve the appearance and ambience of the mall by undertaking major renovations of the interior common areas and the mall entrances. The objective with respect to this renovation will be to create a unique series of indoor mall features that will compliment the mall’s attractive architecture. Present design concepts call for television viewing areas with comfortable leather sofa seating and modern full size flat screen televisions, and the addition of another large high-end children’s play area. In addition, indoor and outdoor restaurant seating will be encouraged throughout the mall, with café style seating overlooking the mall corridors.

Back to Contents

•	Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

•	Signage. We will improve the visibility of the mall by adding significantly upgraded signage, including a new pylon sign (subject to municipal approvals) which will be visible from nearby local roads.

•
Restaurants.     We will focus a significant portion of our leasing efforts towards tenants that are entertainment and tourist destinations, such as upscale and trendy restaurants, arcades and movie theatres.

We expect these renovation and repositioning efforts will impact the financial performance of Stratford Square by drawing the anchor tenant shoppers into the main mall and attracting more shoppers. We expect our revenues to grow as more shoppers spend more time in the main mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Mall Location and Demographics

Stratford Square is located in Bloomingdale, Illinois, an affluent suburb of Chicago. The following are the key demographic and other information that we expect will benefit Stratford Square:

•	Population. The suburban Chicago population within a 15-mile radius of Stratford Square is approximately 723,000 people according to Claritas.

•
Population Growth.      The population within a 15-mile radius of Stratford Square is estimated to have grown by approximately 13% from 1990 to 2000 and is projected to grow by an additional 3.2% from 2004 to 2009 according to Claritas.

•	Household Income. For the year ended December 31, 2003, the average household income within a 15-mile radius of the Stratford Square Mall was estimated to be $87,304 according to Claritas.

•
Local Market Characteristics.     Chicago is recognized as one of the most important industrial and financial centers in the United States. It is the nation’s largest producer of steel and machinery, has the world’s largest commodities market and is the nation’s largest wholesaling center. Chicago’s mid-continent location and accessibility via both land and water have made it the central hub of the United States.

The Chicago area thrives on its strong, diverse, and growing economy in manufacturing, wholesale and retail trade, communications, publishing, banking, finance, insurance, law, advertising, accounting, medicine, and high technology. The Chicago area also enjoys one of the finest transportation systems of any urban area, a highly skilled labor pool, and an appreciation of and devotion to cultural and recreational activities that attract corporations and tourists from around the world.

Competition

The primary competitors of Stratford Square include two super-regional shopping centers situated within Stratford Square Mall’s trade region. In addition, there are two smaller malls that compete to a lesser degree with the subject property. A summary of Stratford Square’s competitors are as follows:

•
Woodfield Mall:     The 2,270,000 square foot Woodfield Shopping Center is anchored by Nordstrom’s, Marshall Field’s, Lord & Taylor, Sears and JCPenney, and is located approximately 8 miles to the northeast of Stratford Square Mall.

•
Oakbrook Center:     The 2,013,000 square foot Oakbrook Center is an outdoor mall anchored by Nordstrom’s, Marshall Field’s, Neiman-Marcus, Bloomingdale’s, Lord & Taylor and Sears, and is located about 11 miles to the property’s southeast.

•	Charlestown Mall: The recently upgraded 832,000 square foot Charlestown Mall is anchored by Carson’s, Von Maur, Sears and Kohl’s and is located 8 miles to the west of Stratford Square Mall;

Back to Contents

•	Yorktown Shopping Center: The 1,600,000 square foot Yorktown Shopping Center is anchored by Carson’s, Von Maur, JCPenney and Target and is located about 10 miles to the property’s southeast.

Average Occupancy Rate and Base Rent—Stratford Square(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2004	69%	$23.96
2003	75%	$23.71
2002	79%	$22.38
2001	70%	$27.60
2000	82%	$24.18

(1)	The information in this chart was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

Colonie Center

Overview

In September 2004, we entered into an agreement to acquire Colonie Center for a base purchase price of $82.2 million. We completed this acquisition in February 2005. The purchase and sale agreement for this property provides for an increase to the purchase price if, prior to June 30, 2005, certain pending lease transactions are executed and tenants under such leases take occupancy and commence rental payments. The maximum amount of the purchase price increase is approximately $9 million so that the maximum potential purchase price is $93.2 million. In addition, the agreement provides for the seller to bear all expenses incurred in connection with such leases, including tenant improvements, leasing commissions and other tenant inducements. We also plan to invest an additional $22.0 million in the renovation and repositioning plan for Colonie Center for a maximum total project cost of $115.2 million.

Colonie Center is a 1.2 million square foot, super-regional mall serving Albany, New York and its surrounding areas. Colonie Center is anchored by four major stores: Macy’s, Sears, Boscov’s, and Christmas Tree Shops (a wholly owned subsidiary of Bed Bath & Beyond). In addition, the mall has two important “junior anchors;” Steve & Barry’s and an f.y.e. super store. The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Abercrombie & Fitch, American Eagle, Bath & Body Works, Bombay Company, The Children’s Place, The Gap, Limited Too and Victoria’s Secret. The 110 shops are comprised of approximately 381,000 square feet and are accessed on two levels, with a central food court, restaurants and cafés.

Colonie Center features Albany’s only Christmas Tree Shops store and Steve & Barry’s store, each of which distinguishes it from its competitors and attracts a large number of visitors. The mall features attractive, well-maintained improvements, a successful anchor tenant line-up and a highly convenient location with immediate access to Interstate 87.

Colonie Center’s user-friendly design enables it to successfully target the more affluent, more mature, professional, and family-oriented shopper. The communities bordering the property in all directions provide a growing and loyal shopper base, and as Albany is the seat of New York state government, Colonie Center benefits from a stable and growing employment pool.

Anchor Tenant Sales Versus Shop Tenant Sales

Shop tenant sales for Colonie Center in 2004 were $283 per square foot, which categorizes this mall as a Class B mall. However, the mediocre shop sales are in sharp contrast to the mall’s strong anchor tenant sales.

We believe that in 2004, the Colonie Center Macy’s had approximately $60 million in sales and Sears had approximately $49 million in sales. We also believe that each will continue to operate as anchor tenant

Back to Contents

strongholds for Colonie Center. We believe Boscov’s at Colonie Center had annual sales of $28 million in 2004. In addition, Christmas Tree Shops (a wholly owned subsidiary of Bed Bath & Beyond), reported sales in 2004 of $23 million, which equates to sales of over $400 per square foot. Collectively, the Colonie Center anchor tenants reported approximately $160 million in combined sales in 2003. We believe that there is an opportunity to increase shop tenant sales per square foot and thereby grow the property’s rental revenue.

Financing

We financed the acquisition of Colonie Center from the net proceeds from our recent initial public offering and proceeds from the Stratford Square Mall mortgage. We may elect to place mortgage financing on the property and use the proceeds from such financing to acquire additional properties.

Renovation and Repositioning Plan

Our opportunity, with respect to Colonie Center, is to take advantage of the mall’s unusually strong anchor tenant sales and leverage such sales into higher shop tenant sales. In addition, with approximately 123,000 square feet of shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•
New Upscale Junior Anchor Tenants.     Negotiations are in an advanced stage with a junior anchor tenant, which will be the first of its kind in the Albany region. In addition, we are also negotiating with another potential junior anchor tenant whose use and shopper appeal is ideally suited to the repositioning plan. If successful, these additional junior anchor tenants will bring the total number of mall anchor tenants to eight (four major anchors and four junior anchor tenants). Similar to our Foothills Mall property, the concept we are utilizing in connection with Colonie Center is to strengthen the in-line shop area with a series of powerful, drawing junior anchor tenants that will help draw shoppers from the larger anchor tenants into the main mall.

•
Redirecting Anchor Tenant Traffic.     We will improve the appearance and ambiance of the mall by undertaking major renovations of the interior common areas and the mall entrances. The objective with respect to this renovation will be to create a unique series of indoor mall features that will attract the already very high volume of anchor tenant shoppers to come into the main mall. Present design concepts call for possible attractions such as a large indoor aquarium or series of aquariums, television viewing areas with comfortable leather sofa seating and modern full size flat screen televisions, and a large scale, high-end children’s play area featuring an innovative climbing apparatus. In addition, indoor and outdoor restaurant seating will be encouraged throughout the mall, with café style seating overlooking the mall corridors. A full-time piano player, to be located in a prominent location inside the mall, is also being considered to help add to the lifestyle theme.

•	Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

•
Signage.     We will improve the visibility of the mall by adding significantly upgraded signage, including a new pylon sign (subject to municipal approvals) which will be visible from nearby local roads and possibly from Interstate 87. In addition, we intend to install a digital color video screen at the entrance to the mall. The digital color video screen will be programmable from a computer inside our mall management office and will be available to notify the public about special events and other mall promotions.

•	Entertainment. We will focus a significant portion of our leasing efforts towards tenants that are entertainment and tourist destinations, such as restaurants, arcades and movie theatres.

We expect these renovation and repositioning efforts will impact the financial performance of Colonie Center by drawing the already high volume of anchor tenant shoppers into the main mall and attracting more affluent shoppers. We expect our revenues to grow as more shoppers spend more time in the main mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Back to Contents

Location and Demographics

Colonie Center is located in the greater Albany, New York area adjacent to major thoroughfares including Interstate 87. The following are key demographic and other information that we expect will benefit Colonie Center:

•	Population. The Albany metropolitan statistical area population within a 30-mile radius of Colonie Center is approximately 875,000 according to the US Census Bureau 2000.

•
Population Growth.     The population within a 30-mile radius of Colonie Center is estimated to have grown by approximately 1.77% from 1990 to 2000 and is projected to grow by 1.86% from 2004 to 2009 according to Claritas.

•	Household Income. For the year ended December 31, 2003, the average household income within a 30-mile radius of the Colonie Center was estimated to be $62,564 according to Claritas.

•	Traffic Count. The average annual daily traffic count on Wolf Road near Colonie Center was approximately 30,000 vehicles according to the New York State Department of Transportation.

•
Local Market Characteristics.     The Albany region is home to a growing state government workforce, which tends to insulate the region from major economic downturns. In the next decade, the number of government employees is expected to increase, due to fiscal stimulus packages, which will have a positive impact on the Albany area. In addition, the region is home to 21 colleges with over 65,000 students. This student population and stable government workforce provides a steady pool of consumers for area retailers.

Competition

The primary competitors of Colonie Center include three regional malls described below that comprise approximately 3.2 million square feet of shop space. Four power centers that comprise approximately 2.2 million square feet are located within five miles of the property. With four established anchor tenants, two unique junior anchor tenants and a well-balanced mix of shop tenants, Colonie Center is one of the dominant, super-regional malls in its trade area. Competitors of Colonie Center include:

•
Crossgates Mall.     The Crossgates Mall, located three miles south on Interstate 87, is Colonie Center’s closest and strongest competitor. The property was originally built in 1984 and underwent a renovation in 1994. It is the largest mall in the Albany region with over 1.6 million square feet and is anchored by Cohoes, Filene’s, H&M, JCPenney, Lord & Taylor and Macy’s. Other tenants in the mall include Best Buy, DSW Shoe Warehouse, a 30 screen Hoyt’s Cinemas, The Gap, Hollister, Pottery Barn and Williams-Sonoma. This mall has a large food court and much of its tenant mix is targeted toward teenagers.

•
Latham Circle Mall.     The Latham Circle Mall is located four miles northeast of Colonie Center. The property was built in 1957 and renovated in 1994 and contains 677,000 square feet. It is anchored by Burlington Coat Factory, JCPenney, Klein’s and includes other major retailers such as Baby Depot and Malt River Brewing Company.

•
Clifton Park Center.     Clifton Park Center is an 875,000-square-foot regional mall located 15 miles northwest of Colonie Center. The property was constructed in 1976 and was renovated in 2001. It is anchored by Boscov’s, JCPenney and Mega Marshall’s and includes a food court, day spa and a six screen Hoyt’s Cinemas.

Back to Contents

Average Occupancy Rate and Base Rent—Colonie Center(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84
2001	77%	$20.65
2000	78%	$22.67

(1)	The information in this chart was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

Regulation

Generally, the ownership and operation of real properties are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act (“CERCLA”), increasing the potential liability for environmental conditions or circumstances existing or created by tenants or others on properties or laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of regional mall sites or other impairments to operations, which would adversely affect our cash flows from operating activities.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and could also result in an order to correct any non-complying feature and in substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.

Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, operating income, expense or cash flow.

Environmental Matters

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at or emanating from such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to impose joint and several liability unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The failure to properly remediate the property may also adversely affect the owner’s ability to lease, sell or rent the property or to borrow using the property as collateral.

Back to Contents

In connection with the ownership, operation and management of our current or past properties and any properties that we may acquire and/or manage in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws while we own or operate them. Our predecessor engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of all of our properties and we are not aware of any environmental issues that are expected to materially impact the operations of any property.

Phase I Environmental Reports were completed more than two years ago in connection with our predecessor’s investments in the Harrisburg Mall and the Foothills Mall. A Phase I Environmental Report was recently completed for Colonie Center. The Harrisburg Mall has an active 30,000-gallon underground heating oil storage tank that will require ongoing monitoring and testing to ensure continued compliance with environmental laws. In addition, the Harrisburg Mall has a limited amount of asbestos-containing building materials that will need to be removed in accordance with applicable laws and regulations if encountered during any renovation or maintenance activities. We do not believe the costs associated with this compliance to be material. The Phase I Environmental Report for each of the Foothills Mall, Stratford Square and Colonie Center did not reveal any existing material environmental conditions.

Insurance

We believe that our properties are covered by adequate fire, flood, earthquake, wind (as deemed necessary or as required by our lenders) and property insurance as well as commercial liability insurance provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, we believe our businesses and business assets are likewise adequately insured against casualty loss and third party liabilities. Changes in the insurance market since September 11, 2001 have caused increases in insurance costs and deductibles, and have led to more active management of our insurance component.

ITEM 3. Legal Proceedings

As of December 31, 2004, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders for the period commencing with the closing of our initial public offering through December 31, 2004.

Back to Contents

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the New York Stock Exchange (“NYSE”) on December 16, 2004 under the symbol “FMP.” On March 22, 2005, the reported closing sale price per share of common stock on the NYSE was $12.20 and there were approximately 110 holders of record of our common stock. Our fourth quarter’s high and low closing sales prices of common stock on the NYSE was $13.15 and $13.00, respectively.

At December 31, 2004, in connection with the formation transaction, there were 1,593,464 operating partnership units of limited partnership interest of our operating partnership outstanding. These units receive distributions per unit in the same manner as dividends per share were distributed to common stockholders.

On March 23, 2005, we declared a dividend of $0.2671 per common share for the period December 16, 2004 to March 15, 2005 to shareholders of record on April 4, 2005. This dividend is payable April 15, 2005.

Unregistered Sales of Equity Securities and Use of Proceeds

(a) In connection with our formation transactions and pursuant to separate contribution, merger, and related agreements, the contributors contributed their direct and indirect ownership interests in the contributed entities to us in exchange for an aggregate of 123,228 shares of our common stock and 1,593,464 OP units. The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on or prior to December 31, 2009. The issuance of such shares of common stock and units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

(b) Our initial public offering consisted of the sale of 10,666,667 shares of common stock to the public at $13 per share, resulting in gross proceeds to us of approximately $138.7 million and proceeds of approximately $129.0 million pursuant to a registration statement (SEC File No. 333-118246) that was declared effective on December 14, 2004. On January 15, 2005, the underwriters exercised their over-allotment option to purchase an additional 1,600,000 shares of common stock at $13 per share, resulting in additional gross proceeds of approximately $20.8 million and net proceeds of approximately $19.3 million. Friedman, Billings, Ramsey & Co., Inc., RBC Capital Markets Corporation and BB&T Capital Markets, a division of Scott & Stringfellow, Inc., acted as the underwriters. Total underwriting discounts for the initial public offering, including the exercise of the over-allotment option, were approximately $11.1 million. Other expenses of the initial public offering totaled approximately $4.5 million. The net proceeds were contributed in exchange for an 87% controlling interest in our operating partnership. A total of 123,228 shares of our common stock and 1,593,464 OP units were issued to the contributors in exchange for their direct and indirect ownership interests in the contributed entities. We have used, or intend to use, the net proceeds from the offering to:

•	Acquire the Stratford Square Mall for approximately $93.1 million;

•	Repay a mezzanine loan in the amount of approximately $5.5 million owed by our predecessor to Massachusetts Mutual Life Insurance Company in connection with the redevelopment of the Foothills Mall;

•	Repay approximately $4.0 million of the $5.9 million intercompany loan owed to Feldman Partners, LLC ($1.9 million of this loan was converted to equity securities);

•	Repay the $4.0 million outstanding under our predecessor’s line of credit to Marshal and Ilsley Bank;

•	Reimburse cash impound accounts in the amount of approximately $7.6 million at the Foothills Mall established in connection with tenant improvements, including interest;

Back to Contents

•	Acquire unaffiliated, third-party investor interests in the Foothills Mall for approximately $4.5 million; and

•	Acquire unaffiliated, minority, third-party investor interest in the Harrisburg Mall for approximately $0.5 million.

(c) none

ITEM 6. Selected Financial Data

The following table shows selected consolidated financial data for our company and historical financial data for our predecessor for the periods indicated. We have not presented historical information for our company prior to December 16, 2004, the date on which we completed our initial public offering, because we did not have any significant activity prior to that time. You should read the following selected historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and historical consolidated financial statements and related notes thereto.

The following selected consolidated historical financial data have been derived from financial statements audited by KPMG LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 31, 2004, and 2003 and the related consolidated statements of operations and cash flows for the period December 16, 2004 to December 31, 2004, the period January 1, 2004 to December 15, 2004, the year ended December 31, 2003 and for the period from April 1, 2002 (date of inception) to December 31, 2002, and the related notes thereto appear in Item 8 on page 44(1).

	The Company	Our Predecessor

	December 16 to December 31, 2004	January 1 to December 15, 2004	Year Ended December 31, 2003	April 1, 2002 (Inception) to December 31, 2002

	(amounts in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Rental	$327	$6,340	$6,720	$4,881
Tenant reimbursements	193	4,124	4,446	3,385
Management, leasing and development services	58	917	461	248
Interest and other income	52	250	67	51

Total Revenue	630	11,631	11,694	8,565

Expenses:
Rental property operating and maintenance	329	3,886	4,193	2,950
Real estate taxes	45	1,218	1,225	1,017
Interest (including the amortization of deferred financing costs)	443	4,007	4,904	3,264
Depreciation and amortization	211	1,462	1,442	964
General and administrative	1,047	3,485	672	1,218
Other	—	13	161	249

Total Expenses	2,075	14,071	12,597	9,662

Equity in earnings of unconsolidated real estate partnership	12	425	197	—

Loss before minority interest	(1,433)	(2,015)	(706)	(1,097)
Minority interest	(184)	233	30	107

Net loss	$($1,249)	$(2,248)	$(736)	$(1,204)

Basic and diluted loss per share	$(0.12)	N/A	N/A	N/A
Weighted average common shares outstanding — basic and diluted	10,789,895	N/A	N/A	N/A

(1)
The selected financial data includes the consolidated financial statements of our predecessor for the periods up to and including December 15, 2004, and the financial statements of the Company for the period after December 15, 2004.

Back to Contents

ITEM 6. Selected Financial Data – (Continued)

	The Company	The Predecessor

Balance Sheet Data (at and as of period)	December 31,

	2004	2003	2002

Investments in real estate, net	$143,653	$50,473	$48,729
Total assets	188,783	70,776	58,271
Mortgages and other loans payable	54,750	61,278	46,528
Total liabilities	80,290	69,923	54,680
Minority interest	13,962	762	2,764
Stockholders’/owners’ equity	94,531	91	827
Total liabilities and stockholders’/owners’ equity	188,783	70,776	58,271

Other Data (for the year ended):
Cash flows provided by (used in):
Operating activities	945	758	514
Investing activities	(102,530)	(6,644)	(54,531)
Financing activities	113,215	9,517	54,363

The company did not declare any dividends for the period December 16, 2004 to December 31, 2004.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fully-integrated, self-administered and self-managed real estate company formed in July 2004 to continue the business of our predecessor to acquire, renovate and reposition shopping malls. Our investment strategy is to opportunistically acquire underperforming or distressed malls and transform them into physically attractive and profitable Class A or near Class A malls through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow.

We derive revenues primarily from rent and reimbursement payments received by our operating partnership from tenants under existing leases at each of our properties. Our operating results, therefore, will depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

On the Offering Date, we sold 10,666,667 shares of our common stock and contributed the net proceeds to our operating partnership. Subsequently, on January 15, 2005, we sold an additional 1,600,000 shares of our common stock to underwriters upon their full exercise of their over-allotment option.

Prior to the completion of the offering and formation transactions, our business was conducted by our predecessor, Feldman Equities of Arizona LLC, and its subsidiaries and affiliates. The consolidated financial statements of our company and the predecessor for the years ended December 31, 2004, 2003 and the period April 1, 2002 (inception) to December 31, 2002 include the operating results of our company (for the period December 16, 2004 to December 31, 2004) and our predecessor which, for the other periods, was engaged in comprehensive mall renovation and repositioning projects. These projects included the Foothills Mall, which was acquired through a joint venture by our predecessor in April 2002, and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in September 2003. Through December 15, 2004, our predecessor consolidated the financial results of the Foothills Mall and accounted for its investment in the Harrisburg Mall using the equity method of accounting.

A discussion of the results of operations of our predecessor and our company is set forth below. For the following reasons, the results of operations of our predecessor and our company may not be indicative of the results of our future operations:

•
Upon completion of our initial public offering, we acquired interests as follows: (i) our predecessor’s 25% capital interest in Feldman Lubert Adler Harrisburg LP, the joint venture that owns the Harrisburg Mall and will have an option, exercisable at any time prior to July 19, 2005, to acquire the remaining 75% capital interest in this joint venture, and (ii) a 100% ownership interest in Foothills

Back to Contents

Mall LLC, the joint venture that owns the Foothills Mall. As part of the formation transactions, we acquired the interests owned by unaffiliated third parties in the joint venture that owns the Foothills Mall.

•
Since our predecessor acquired its interests in the Foothills Mall in 2002 and in the Harrisburg Mall in 2003, these malls have undergone dramatic changes in architectural design and appearance, layout, square footage and tenant composition. We estimate that the redevelopment costs (excluding the costs of acquisition) for the renovation and repositioning of the Harrisburg Mall and Foothills Mall will total approximately $56.3 million and $11.0 million, respectively. These changes have already improved the performance of these properties. In the case of the Harrisburg Mall, leased square footage has grown from approximately 429,000 at acquisition to 798,000 as of December 31, 2004. In the case of the Foothills Mall, leased square footage as a percentage of total rentable area was maintained at approximately 90% throughout the renovation process which added approximately 27,000 square feet of rentable area. Additional revenue growth from both properties is expected as occupancy levels and rental rates rise above current levels.

•	We acquired the Stratford Square Mall on December 31, 2004.

•	During 2004, we incurred organizational costs totaling $0.6 million that negatively impacted our results.

•	We intend to qualify as a REIT for federal income tax purposes.

Upon completion of the Offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement our growth and business plan over time.

On December 30, 2004, we acquired the Stratford Square Mall located in Bloomingdale, Illinois for a base purchase price of $93.1 million. Located in rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the 1.3 million square foot mall has an overall occupancy of 90.4% with shop tenant occupancy of 69% (excluding temporary and anchor tenants). Including temporary tenants, the shop occupancy as of December 31, 2004 was 88%. Including anchor and temporary tenants, the mall’s overall occupancy was 96% at December 31, 2004. The mall boasts 6 non-owned anchor tenants including Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

In January 2005, we completed a $75 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $20 million are complete, the total leverage is expected to decrease to approximately 65% of total anticipated cost. In connection with the Stratford Square Mall financing, during January 2005, the Company entered into a $75 million swap commencing February 2005 with an all-in-rate of 5% with a final maturity date in January 2008. The effect of the swap is to fix the interest rate on the Stratford Square Mall mortgage loan.

In September 2004, we entered into a binding agreement to acquire Colonie Center for an initial purchase price of $82.2 million, subject to increase by up to an additional $9 million if certain pending leases in negotiation are executed prior to June 30, 2005, and tenants under such leases, subsequently, take occupancy and commence rental payments. We acquired Colonie Center on February 2, 2005 and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. We intend to commence the renovation and repositioning project for Colonie Center shortly. We estimate that the total additional investment required to renovate and reposition this property, including tenant improvements and leasing commissions, will be approximately $22.0 million.

Critical Accounting Policies

A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, are set forth

Back to Contents

below. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements included in this Annual Report on Form 10-K . These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ from these estimates.

Revenue Recognition

Rental revenues from rental retail property are recognized on a straight-line basis over the non-cancelable terms of the related leases. Deferred rent represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. Rental revenue, which is based upon a percentage of the sales recorded by tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants, computed as a formula related to real estate taxes, insurance and other shopping center operating expenses, are recognized as revenues in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and we have no continuing obligation to provide services to such former tenants.

Additional revenue is derived from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property cash receipts. Leasing and brokerage fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity.

In the case of land parcels that are sold outright for development by third parties, revenue is recognized in the period the sale is consummated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66.

We must also make estimates related to the collectibility of our accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees, management and development fees and other income. We analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income.

Principles of Consolidation and Equity Method of Accounting

The accompanying consolidated financial statements of the company and the predecessor include the accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

The contribution of the predecessor to the operating partnership in the formation transactions in exchange for units in the operating partnership has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at the predecessor’s historical cost basis. Prior to the formation transactions, the company and the operating partnership had no significant operations; therefore, the consolidated operating results for the period prior to December 16, 2004, represent the operations of our predecessor. The minority interest in one of the predecessor’s subsidiaries was acquired for cash, and has been accounted for as a purchase, with the excess of the purchase price over the related historical cost basis of the minority interest being allocated to the assets acquired and the liabilities assumed.

Our company evaluates its investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially owned entity is a “variable interest entity,” or a “VIE,” and our company is the “primary beneficiary,” as defined in FIN 46R, we account for such investment as if it were a consolidated subsidiary.

For a joint venture investment, which is not a VIE or in which our company is not the primary beneficiary, we follow the accounting set forth in AICPA Statement of Position No. 78-9 — Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in

Back to Contents

joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control. Factors that we will consider in determining whether or not we exercise control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

We have determined that the Foothills Mall and the Harrisburg Mall joint ventures are not VIEs. Our predecessor consolidated the joint venture owning the Foothills Mall as it is the majority owner that exercises control over all significant decisions. Our predecessor accounted and we account for our investments in the joint venture that owns the Harrisburg Mall under the equity method of accounting in view of the important rights (as defined in SOP 78-9) held by the other joint venture partners. This investment is recorded initially at cost and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. We would expect the operations of the Harrisburg Mall to become consolidated with our company if we exercise the option we hold to acquire the remaining interests in the joint venture that owns this property.

On a periodic basis, we assess whether there are any indicators that the value of an investment in unconsolidated joint ventures may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Investments in Real Estate and Real Estate Entities

Real estate is stated at historical cost, less accumulated depreciation. Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

The building and improvements thereon are depreciated on the straight-line basis over an estimated useful life of 39 years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on an accelerated basis over the estimated useful lives of five to seven years.

It is our policy to capitalize interest and real estate taxes related to properties under redevelopment and to depreciate these costs over the life of the related assets.

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis at least annually or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between the carrying value and the fair value of the asset. We are required to assess whether there are impairments in the values of our investments in real estate, including indirect investments in real estate through entities which we do not control and are accounted for using the equity method of accounting.

In connection with the formation transactions, we acquired our predecessor in exchange for the issuance of units in our operating partnership and shares of our common stock. This exchange has been accounted for as a reorganization of entities under common control; accordingly, we recorded the contributed assets and liabilities at our predecessor’s historical cost.

Purchase Price Allocation

We allocate the purchase price of properties to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141, Business Combinations. In making estimates of fair values for the purpose of allocating purchase price, management utilized a number of sources. We also consider information about each property obtained as a result of our pre-acquisition due

Back to Contents

diligence, marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if vacant basis, and to land determined either by real estate tax assessments, third party appraisals or other relevant data.

A portion of the purchase price is allocated to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized as a reduction of or an addition to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income.

A portion of the purchase price is also allocated to the value of leases acquired, and management utilizes independent sources or management’s determination of the relative fair values of the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods, considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal expenses and other related costs.

Depreciation

The U.S. federal tax basis for the Foothills and Harrisburg malls, used to determine depreciation for U.S. federal income tax purposes, is the carryover basis for such malls. The tax basis for the Stratford Square Mall and Colonie Center Mall is our acquisition cost. For U.S. federal income tax purposes, depreciation with respect to the real property components of our malls (other than land) generally will be computed using the straight-line method over a useful life of 39 years.

Results of Operations

Overview

The discussion below relates to the results of operations of our company and the predecessor which, throughout the periods discussed below, was engaged in comprehensive mall renovation and repositioning projects, one for the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the other for the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003.

The results for the year ended December 31, 2004 include the results of our predecessor for the period January 1, 2004 to December 15, 2004 and the results of our company for the period December 16, 2004 to December 31, 2004.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenues

Rental revenues decreased approximately $53,000, or 0.1%, to $6.7 million for the year ended December 31, 2004 compared to $6.7 million for the year ended December 31, 2003. The decrease was primarily due to lower occupancy caused by renovations at the Foothills Mall that were primarily completed with the re-opening of an expanded movie theatre in October 2004.

Revenues from tenant reimbursements decreased $129,000, or 2.9%, to $4.3 million for the year ended December 31, 2004 compared to $4.4 million for the year ended December 31, 2003. The decrease was

Back to Contents

primarily due to lease restructuring at the Foothills Mall and an increase in temporary tenancy during the renovation period. Revenues from tenant reimbursements are expected to increase in the future based upon property operating expense increases and improving rental revenue and occupancy results.

Revenues from management, leasing and development services increased $514,000, or 111.5%, to $975,000 for the year ended December 31, 2004 compared to $461,000 for the year ended December 31, 2003. The increase was primarily due to the inclusion of management fee revenues related to the Harrisburg Mall, which our predecessor began managing in September 2003. We expect to continue to receive fee revenue in connection with the continued renovation and related leasing activity at the Harrisburg Mall.

Interest and other income increased $235,000, or 350.7%, to $302,000 for the year ended December 31, 2004 compared to $67,000 for the year ended December 31, 2003. The increase was primarily due to a lease termination payment of $125,000 received in 2004 and $50,000 of interest income received on net proceeds from our Offering.

Expenses

Rental property operating and maintenance expenses increased $22,000, or 0.5%, to $4.2 million for the year ended December 31, 2004 compared to $4.2 million for the year ended December 31, 2003. The increase was due to higher insurance costs in line with the increase in replacement value of the Foothills Mall, and maintenance and preventative maintenance required under the current loan agreement.

Interest expense decreased $454,000, or 9.3%, to $4.5 million for the year ended December 31, 2004 compared to $4.9 million for the year ended December 31, 2003. The decrease was primarily due to (i) a $402,000 reduction in debt amortization costs as refinancing activities included the write-off of unamortized deferred debt cost totaling $300,000 in 2004 and $722,000 in 2003, (ii) $132,000 of interest capitalization in 2004 compared to none in 2003. These decreases were partially off-set by $65,000 of increased interest expense on loans due to Larry Feldman and $67,000 of increased interest expense from our unsecured line of credit. These increased interest expense was due to higher outstanding balances in 2004 as compared to 2003.

Depreciation and amortization expense increased $231,000 or 16.0%, to $1.7 million for the year ended December 31, 2004 compared to $1.4 million for the year ended December 31, 2003, as a result of capital additions to the Foothills Mall.

General and administrative expenses increased $3.9 million, or 574%, to $4.5 million for the year ended December 31, 2004 compared to $672,000 for the year ended December 31, 2003. The increase was primarily due to (i) a $2.0 million charge for the predecessor in connection with the issuance of OP ownership interest to a current member of our company’s executive management team (ii) a $0.6 million charge for organizational costs associated with our formation of our company, (iii) additional costs associated with a publicly-traded REIT of $0.4 million and (iv) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona.

Equity in earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in earnings of unconsolidated real estate partnership increased $240,000, or 121.8%, to $437,000 for the year ended December 31, 2004 as compared to $197,000 for the year ended December 31, 2003. The increase is due to owning the unconsolidated investment for the full 2004 calendar year as compared to a partial 2003 calendar year. On an annualized basis, equity in earnings of unconsolidated real estate partnership decreased as significant construction during 2004 resulted in (i) reduced the overall occupancy of the mall, (ii) higher borrowing costs and (iii) increased depreciation due to the increased cost basis in the mall.

Minority interest for the period December 16, 2004 to December 31, 2004 represents the OP unit holders in our operating partnership which represents 12.87% of the Company’s losses for that period. The minority interest of our predecessor represents a 33.3% ownership interest in the Foothills Mall property.

Back to Contents

Comparison of the Year Ended December 31, 2003 to the Nine-month Period from April 1, 2002 (Inception) to December 31, 2002

The activities of our predecessor commenced with its investment in the Foothills Mall in April 2002. Accordingly, most items of revenues and expenses increased in 2003 due to the inclusion of 12 months of activity compared to nine months of activity in 2002.

Revenues

Rental revenue increased approximately $1.8 million to $6.7 million for the year ended December 31, 2003 compared to $4.9 million for the nine months ended December 31, 2002. On an annualized basis, the rental revenue would have been comparable for the two periods.

Revenues from tenant reimbursements increased $1.1 million to $4.4 million for the year ended December 31, 2003 compared to $3.3 million for the nine months ended December 31, 2002. However, on an annualized basis, tenant reimbursements decreased by approximately $67,000, or 1.5%, due to the loss of several shop tenants.

Revenues from management, leasing and development services increased $213,000 to $461,000 for the year ended December 31, 2003 compared to $248,000 for the nine months ended December 31, 2002. On an annualized basis, the increase was approximately $130,000, or 39.4%. This increase was primarily due to the management fees earned from the unconsolidated joint venture that owns the Harrisburg Mall in the amount of approximately $64,000, which we started managing in the fourth quarter of 2003.

Expenses

Rental property operating and maintenance expenses increased approximately $1.2 million to $4.2 million for the year ended December 31, 2003 compared to $3.0 million for the nine months ended December 31, 2002. On an annualized basis, the increase was approximately $260,000, or 6.6%, and was due to an increase in insurance and mall security expense.

Real estate taxes increased $208,000 to $1.2 million for the year ended December 31, 2003 compared to $1.0 million for the nine months ended December 31, 2002. However, on an annualized basis real estate taxes decreased approximately $131,000 due to the sale of several parcels of land, or “pads,” in the second half of 2002 and in 2003.

Interest expense includes (i) the borrowings on our first mortgage and mezzanine loans for the Foothills Mall, (ii) amortization of related deferred financing costs, and (iii) interest on loan balances due to Feldman Partners, LLC, the majority owner of our predecessor. Overall, interest expense increased $1.6 million to $4.9 million for the year ended December 31, 2003 compared to $3.3 million for the nine months ended December 31, 2002. On an annualized basis, interest expense increased approximately $552,000, or 13%. This increase was due to an increase in the average borrowings outstanding, partially offset by the refinancing of the mortgage and mezzanine loans on the Foothills Mall during 2003, which decreased the interest rates on both loans. As a result of the refinancing, the balance of our predecessor’s unamortized, deferred, financing costs, relating to the original loans, in the amount of $722,000, was written off. In addition, interest expense on amounts due to an affiliate increased from $356,000 in 2002 to $711,000 in 2003, due to both an increase in principal and the additional three months in 2003.

Depreciation and amortization expense increased $478,000 to $1.4 million for the year ended December 31, 2003 compared to $964,000 for the nine months ended December 31, 2002. On an annualized basis, the increase was approximately $157,000, or 12.2%, as a result of capital additions.

General and administrative expenses decreased $546,000 to $672,000 for the year ended December 31, 2003 compared to $1.2 million for the nine months ended December 31, 2002. The 2002 operating results include approximately $887,000 of general, administrative and abandoned project costs incurred by Feldman Partners, LLC or by Larry Feldman prior to April 2002 in connection with the formation of our predecessor, which the owners of our predecessor agreed would be reimbursed to him and included in his contribution to capital. Excluding these costs, general and administrative expenses in 2002, on an annualized basis, would

Back to Contents

have been approximately $417,000. The increase in 2003 is due to an increase in operating costs as a result of the growth of our predecessor.

The minority interest expense in our Foothills Mall joint venture decreased in 2003 as a result of the accelerated amortization of the deferred financing costs related to the mortgage refinancing.

As indicated above, in September 2003, our predecessor made an investment in a joint venture owning the Harrisburg Mall, and the share of the earnings of that joint venture was $197,000 in 2003.

Cash Flows

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Cash and cash equivalents were $15.6 million and $4.0 million, respectively, at December 31, 2004 and December 31, 2003. The increase to cash is due to the following:

Cash from operating activities totaled $945,000 for the year ended December 31, 2004, an increase of $187,000 as compared to $758,000 for the year ended December 31, 2003. The increase was due to changes in operating assets and liabilities, primarily increased accrued liabilities, partially offset by an increased net loss.

Net cash used in investing activities for the year ended December 31, 2004 increased to $102.5 million and was primarily the result of (i) cash required for the acquisition of the Stratford Square Mall totaling $91.2 million, (ii) $8.6 million paid for the renovation of the Foothills Mall, (iii) an additional $905,000 capital contribution in the Harrisburg Mall joint venture (iv) $1.0 cash deposit for the acquisition of the Colonie Center Mall and (v) $4.5 million purchase of a third party minority interest position in the Foothills Mall. These increases were partially offset by the receipt of cash from restricted escrow cash account at Foothills totaling $3.7 million. This compares to $3.0 million of renovation cost during the year ended December 31, 2003, the initial investment of $3.6 million in the Harrisburg Mall joint venture, and $1.6 million contributed to certain escrow accounts, offset by the proceeds from the sales of parcels of land for $1.6 million.

Net cash provided by financing activities increased to $113.2 million and reflect (i) net proceeds from our initial public offering totalling $129.0 million (before offering costs), (ii) $5.9 million proceeds from our predecessors’ line of credit. These sources were used to pay costs related to our initial public offering totalling $2.3 million and approximately $19.1 million to repay certain of the outstanding indebtedness, consisting of:

•	a mezzanine loan in the amount of approximately $5.4 million owed by our predecessor to Massachusetts Mutual Life Insurance Company in connection with the redevelopment of the Foothills Mall;

•
$4.0 million of the $5.9 million intercompany loan owed to Feldman Partners, LLC ($1.9 million of this loan was converted into equity securities); and a $3.7 million disbursement to the previous owners for impound account releases;

•
Repayment of a $6.0 million line of credit owed by our predecessor to Marshall and Ilsley Bank which was used by our predecessor to return funds advanced by existing owners in our two properties for acquisition costs and capital improvements.

Comparison of year ended December 31, 2003 to the nine-month period from April 1, 2002 (Inception) to December 31, 2002

Cash and cash equivalents were $4.0 million and $346,000, respectively, at December 31, 2003 and 2002.

Net cash provided by operating activities was $758,000 for the year ended December 31, 2003 compared to $514,000 for the nine months ended December 31, 2002. The increase was due to a reduction in net loss for the period, offset by the funding of our restricted real estate tax and insurance balances in accordance with the mortgage loan agreements.

Back to Contents

Net cash used in investing activities in 2003 primarily represents (i) our predecessor’s investment of $3.6 million in the joint venture that owns the Harrisburg Mall, (ii) additions in the amount of $3.0 million to the Foothills Mall, and (iii) additional escrow deposits pursuant to the new mortgage loan agreement to be used for certain capital and tenant improvements, offset by $1.6 million of proceeds from the sale of undeveloped pads at Foothills. In 2002, the net cash used in investing activities related to the acquisition of the Foothills Mall and funding of related capital escrow accounts, partially offset by $2.8 million in proceeds from the sale of pads at the property.

Net cash provided by financing activities in 2003 relates to the refinancing of the Foothills Mall original mortgage and mezzanine loans, and payment of corresponding financing costs. From the proceeds of the refinancing, (i) our predecessor made a distribution to the minority partner in the Foothills Mall joint venture in the amount of $2 million, and (ii) the lender required the funding of a cash impound account in the amount of $3.5 million, which funds would be released upon achieving specific financial milestones. In addition to the Foothills Mall borrowings, during 2002, our predecessor borrowed approximately $4.3 million in principal from Feldman Partners, LLC, to help fund the purchase of the Foothills Mall and working capital needs. The principal balance of the loan increased slightly in 2003. The balance due to affiliates also includes accrued interest payable in the amounts of $356,000 and $1.1 million as of December 31, 2002 and 2003, respectively.

Liquidity and Capital Resources

Overview

As a result of our initial public offering, we had approximately $15.6 million in cash on hand at December 31, 2004 and also expect to be able to access additional funds through secured borrowings on the Colonie Center Mall, which we acquired in an all-cash transaction in February, 2005. We also expect to substantially enhance our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement its growth and business plan over time. This additional capital will allow us to acquire additional assets and complete significant redevelopment projects on our recently acquired assets. At December 31, 2004, our total consolidated indebtedness outstanding is approximately $54.8 million, or 29.7% of our total assets.

We intend to maintain a flexible financing position by maintaining a prudent level of leverage consistent with the level of debt typical in the mall industry. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset, we will replace construction financing with medium to long-term fixed rate financing.

Short Term Liquidity Requirements

Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to our OP unit holders, funds for capital expenditures and potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and our existing cash. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the period April 1, 2002 through December 31, 2004, our weighted average annual tenant improvement and leasing commission costs were $25.55 per square foot of vacant space, leased space and renewals. As of December 31, 2004, we have commitments to make tenant improvements and other capital expenditures at the Stratford Square and Foothills Mall in the amount of approximately $267,000 to be incurred during 2005, which we intend to fund from existing cash and cash from operating activities. We expect the annual cost of additional future tenant improvements and leasing commissions and renovation costs for the Foothills Mall to be approximately $602,000, based upon existing vacancy and approximately 29,000 square feet that will become available in our properties as a result of leases scheduled to expire during the twelve months ending December 31, 2005. We expect the cost of recurring capital improvements for the Foothills Mall to be approximately $100,000 annually, based upon a historic $0.20 per square foot annual reserve. We believe that our net cash provided by operations and our

Back to Contents

available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.

In addition, as of December 31, 2004, the joint venture owning the Harrisburg Mall has commitments to make tenant improvements and other capital expenditures in the amount of $787,000 million to be incurred in 2005. The joint venture intends to fund these commitments from operating cash flow and available proceeds of the construction loan with Commerce Bank (approximately $2.6 million, as described under “—Harrisburg Mall Loan”) and approved state and local government grants and other economic incentives (approximately $8 million of which $1.0 million was received in 2004). Loan advances under the construction loan with Commerce Bank, however, are reduced by the amount of the Harrisburg Mall joint venture’s net cash flow after operating expenses and debt service. Accordingly, the Harrisburg Mall joint venture will not have cash from operations to distribute to the joint venture partners during the period that it is taking advances under this loan because any net cash flow will be used in lieu of the advances. The construction loan with Commerce Bank matures on December 31, 2005, and we expect that the construction project at the Harrisburg Mall will be completed by the fourth quarter of 2005. This loan can be repaid in whole or in part at any time without penalty and may be extended for up to three additional one-year periods. Our net cash provided by operations may, during the term of this loan, be reduced by the limitation on our joint venture’s ability to pay distributions to us and our operating partnership. We do not expect that this limitation will have a material impact on our ability to meet our short term liquidity requirements because, once the construction is completed, we expect the joint venture that owns the Harrisburg Mall to refinance this construction loan with alternative mortgage financing.

In April 2003, the Predecessor entered into a revolving line of credit agreement with Marshall & Ilsley Bank in the maximum amount of $2.5 million. This line of credit is secured by, among other things, a pledge of the members’ interests in the Predecessor and by a joint and several guaranty of Larry Feldman, and matures in April 2005. In June 2004, the agreement was amended to increase the amount available under the line of credit to $4.0 million. In November 2004, the agreement was further amended to increase such amount to $6.0 million. There was no balance outstanding under this revolving line of credit at December 31, 2004.

Long Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, non-recurring capital expenditures and payment of indebtedness at maturity. We funded the acquisition of Colonie Center and related renovation costs out of existing cash and the first mortgage loan placed on the Stratford Square Mall in January 2005. We expect to meet our other long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.

We expect that the equity value on Colonie Center could be used to support a first mortgage. In the future, we may seek to increase the amount of our mortgages, negotiate credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.

While our charter does not limit the amount of debt we can incur, we intend to maintain a flexible financing position by maintaining a prudent level of leverage consistent with the level of debt typical in the mall industry. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate, and in making financial decisions. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace construction financing with medium to long-term fixed rate financing. In addition, we may also finance our activities through any combination of sales of common or preferred shares or debt securities, additional secured or unsecured borrowings and our proposed line of credit.

In addition, we may also finance our acquisition, renovation and repositioning projects through joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by

Back to Contents

supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. We may also acquire properties in exchange for our OP units.

We are currently in preliminary discussions with a number of potential sellers of mall properties. We currently have no agreement to invest in any property other than the properties we currently own. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2004:

Year	Consolidated Capital Expenditure Commitments	Our Share of Capital Expenditure Commitments in Unconsolidated Joint Venture Entities	Consolidated Long Term Debt	Our Share of Long Term Debt in Unconsolidated Joint Venture Entities	Total

	(dollars in thousands)
2005	$267	$197	$2,787	$11,702	$14,953
2006	—	—	2,787	—	2,787
2007	—	—	2,787	—	2,787
2008	—	—	57,072	—	57,072
2009	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	$267	$197	$65,433	$11,702	$77,599

Harrisburg Mall Loan

The joint venture that owns the Harrisburg Mall has entered into a construction loan with Commerce Bank with a maximum funding commitment of $46.9 million, as amended in October 2004, of which the joint venture has borrowed $44.3 million as of December 31, 2004. Through November 17, 2004, the loan bore interest at a rate of LIBOR plus 325 basis points. The loan currently bears interest at a rate of LIBOR plus 250 basis points. Interest on the outstanding principal balance of this loan is payable on the first day of each month. No payments of principal are required on this loan until December 31, 2005, at which time the entire principal balance together with any accrued interest thereon will be due. This loan can be repaid in whole or in part at any time without penalty and may be extended for up to three additional one year periods. This loan presently has a limited recourse of $10 million, of which affiliates of the Lubert Adler Funds are liable for $6.3 million, or 63%, and Larry Feldman is liable for $3.7 million, or 37%. In March 2005, we assumed Larry Feldman’s recourse liabilities under this loan. In addition, pursuant to the terms of this loan, at any time the joint venture is entitled to receive a loan advance, the lender shall reduce the amount of such advance by the amount of the joint venture’s net cash flow after operating expenses and debt service.

Stratford Square Mall Loan

In January 2005, we completed a $75 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $20 million are complete, the total leverage is expected to decrease to approximately 65% of total anticipated cost.

Capital Expenditures

We are required to maintain each retail property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the tenant’s standards and the agreed upon requirements in our lease agreements. The cost of all such routine maintenance, repairs and alterations may be paid out of a capital expenditures reserve, which will be funded by cash flow. Routine repairs and maintenance will be administered by our subsidiary management company.

Back to Contents

Off-Balance Sheet Arrangements

Loan Guarantees

See loan guarantees described on Harrisburg loan above.

Forward Swap Contract

In connection with the Stratford Square Mall mortgage financing, during January 2005, the company entered into a $75 million swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

Tax Indemnifications

In connection with the Formation Transactions, the Company entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the Formation Transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by the Company, or if the Company fails to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of the Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009, and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

The Company also has agreed to maintain approximately $10 million of indebtedness, and to offer the contributors the option to guarantee $10 million of the Operating Partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the Operating Partnership issued to them in the Formation Transactions.

Joint Venture Option

Our predecessor acquired an ownership interest in the Harrisburg Mall through a joint venture with affiliates of the Lubert Adler Funds in 2003. Our company has been granted an option, exercisable at any time prior to July 19, 2005, to purchase the remaining interest held by our joint venture partner for an aggregate of $27.6 million in cash. The terms of this joint venture are described under the caption “Item 2 — Properties — Harrisburg Mall.”

Funds From Operations

The revised White Paper on Funds From Operations, or FFO, approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real-estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Back to Contents

Funds From Operations for the period December 16, 2004 to December 31, 2004 is as follows (in thousands):

Net Loss	$(1,249)

Add:
Depreciation and amortization (excluding $10 depreciation of non-real furniture and fixtures)	201
FFO contribution from unconsolidated joint venture	76
Less:
Minority interest	(184)

Funds From Operations available to common stockholders and OP Unit holders	$(1,156)

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed Rate Debt

We had approximately $54.8 million of outstanding indebtedness as of December 31, 2004, all of which matures on November 1, 2008 and bears interest at a fixed rate of 5.09%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would increase or decrease our annual interest expense by approximately $548,000, as the case may be.

Inflation

Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. The leases also include clauses enabling us to receive percentage rents based on gross sales of tenants, which generally increase as prices rise. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

Back to Contents

ITEM 8. Financial Statements and Supplemental Data

FELDMAN MALL PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENTS

Feldman Mall Properties, Inc. and Subsidiaries and Feldman Equities of Arizona, LLC and Subsidiaries (“Predecessor”)

Page

Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets as of December 31, 2004 and 2003	46
Consolidated Statements of Operations for the period December 16, 2004 to December 31, 2004, and for the period January 1, 2004 to December 15, 2004, the year ended December 31, 2003 and the period from April 1, 2002 (date of inception) to December 31, 2002	47
Consolidated Statements of Stockholders’/Owners’ Equity (Deficit) for the period December 16, 2004 to December 31, 2004, and for the period January 1, 2004 to December 15, 2004, the year ended December 31, 2003 and the period from April 1, 2002 (date of inception) to December 31, 2002	48
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, and the period from April 1, 2002 (date of inception) to December 31, 2002	49
Notes to Consolidated Financial Statements	51

Feldman Lubert Adler Harrisburg LP:

Independent Auditors’ Report	69
Balance Sheets as of December 31, 2004 and 2003	70
Statements of Operations for the year ended December 31, 2004 and the period September 24, 2003 (date of inception) to December 31, 2003	71
Statements of Partners’ Capital for the year ended December 31, 2004 and the period September 24, 2003 (date of inception) to December 31, 2003	72
Statements of Cash Flows for the year ended December 31, 2004 and the period September 24, 2003 (date of inception) to December 31, 2003	73
Notes to Financial Statements	74

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Feldman Mall Properties, Inc.:

We have audited the accompanying consolidated balance sheet of Feldman Mall Properties, Inc. and subsidiaries (the Company) and the consolidated balance sheet of Feldman Equities of Arizona, LLC and subsidiaries (the Predecessor, as defined in Note 1 to the consolidated financial statements) as of December 31, 2004 and 2003, respectively, the related consolidated statements of operations and stockholders’ equity of the Company for the period from December 16, 2004 (commencement of operations) to December 31, 2004, the related consolidated statements of operations and owners’ equity (deficit) of the Predecessor for the period from January 1, 2004 to December 15, 2004, the year ended December 31, 2003 and the period from April 1, 2002 (date of inception) to December 31, 2002, the related consolidated statement of cash flows of the Company and the Predecessor for the year ended December 31, 2004, and the related consolidated statements of cash flows of the Predecessor for the year ended December 31, 2003 and the period from April 1, 2002 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Feldman Mall Properties, Inc. and subsidiaries and the financial position of Feldman Equities of Arizona, LLC and subsidiaries as of December 31, 2004 and 2003, respectively, and the results of operations of the Company for the period from December 16, 2004 to December 31, 2004, the results of operations of the Predecessor for the period from January 1, 2004 to December 15, 2004, the year ended December 31, 2003 and the period from April 1, 2002 to December 31, 2002, the cash flows of the Company and the Predecessor for the year ended December 31, 2004, and the cash flows of the Predecessor for the year ended December 31, 2003, and the period from April 1, 2002 to December 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
April 8, 2005

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,

	2004	2003

	(The Company)	(The Predecessor)
Assets:
Investments in real estate, net	$143,653	$50,473
Investment in unconsolidated real estate partnership	5,150	3,808
Cash and cash equivalents	15,607	3,977
Restricted cash	4,555	8,095
Rents, deferred rents and other receivables, net	1,921	1,240
Acquired lease rights, net	4,167	1,145
Deferred charges, net	12,179	1,799
Other assets	1,551	239

Total Assets	$188,783	$70,776

Liabilities and Stockholders’/Owners’ Equity:
Mortgages and other loans payable	$54,750	$61,278
Due to affiliates	12,941	5,533
Accounts payable, accrued expenses and other liabilities	7,862	1,511
Acquired lease obligation, net	4,737	1,601

Total liabilities	80,290	69,923

Minority interest	13,962	762

Stockholders’/Owners’ Equity
Owners’ equity (Predecessor)	—	91
Common stock, $0.01 par value, 200,000,000 shares authorized, 10,789,895 issued and outstanding at December 31, 2004	108	—
Additional paid-in capital	95,672	—
Accumulated deficit	(1,249)	—

Total Stockholders’/Owners’ Equity	94,531	91

Total Liabilities and Stockholders’/Owners’ Equity	$188,783	$70,776

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	The Company		The Predecessor

	Period from December 16, 2004 to December 31, 2004	Period from January 1, 2004 to December 15, 2004	Year Ended December 31, 2003	Period from April 1, 2002 (date of inception) to December 31, 2002

Revenue:
Rental	$327	$6,340	$6,720	$4,881
Tenant reimbursements	193	4,124	4,446	3,385
Management, leasing and development services	58	917	461	248
Interest and other income	52	250	67	51

Total Revenue	630	11,631	11,694	8,565

Expenses:
Rental property operating and maintenance	329	3,886	4,193	2,950
Real estate taxes	45	1,218	1,225	1,017
Interest (including amortization of deferred financing costs)	443	4,007	4,904	3,264
Depreciation and amortization	211	1,462	1,442	964
General and administrative	1,047	3,485	672	1,218
Other	—	13	161	249

Total Expenses	2,075	14,071	12,597	9,662

Equity in earnings of unconsolidated real estate partnership	12	425	197	—

Loss before minority interest	(1,433)	(2,015)	(706)	(1,097)
Minority interest	(184)	233	30	107

Net Loss	$(1,249)	$(2,248)	$(736)	$(1,204)

Basic and Diluted loss per share	$(0.12)

Basic and Diluted weighted average common shares outstanding	10,790

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/OWNERS’ EQUITY (DEFICIT)
(Amounts in thousands, except per share data)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Owners’ Equity (Deficit)	Total

The Predecessor
Balance at April 1, 2002 (date of inception)					$—	$—
Capital contributed					2,031	2,031
Net loss					(1,204)	(1,204)

Balance at December 31, 2002					827	827
Net loss					(736)	(736)

Balance at December 31, 2003					91	91
Distribution — paid					(451)	(451)
Distribution — accrued					(4,000)	(4,000)
Contribution					100	100
Adjustment for the fair value of ownership interests issued					1,980	1,980
Net loss					(2,248)	(2,248)

Balance at December 15, 2004					(4,528)	(4,528)
The Company
Reclassify predecessor owners’ deficit	—	—	$(4,528)	—	4,528	—
Net proceeds from sale of initial public offering common stock	10,666,667	$107	128,923	—	—	129,030
Costs associated with initial public offering	—	—	(4,488)	—	—	(4,488)
Contribution of the net assets of the Predecessor in exchange for fully vested common stock	123,228	1	1,601	—	—	1,602
Record net obligations due to predecessor	—	—	(11,690)	—	—	(11,690)
Record minority interest for former owners’ continuing interest	—	—	(14,146)	—	—	(14,146)
Net loss	—	—	—	$(1,249)		(1,249)

Balance at December 31, 2004	10,789,895	$108	$95,672	$(1,249)	$—	$94,531

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	The Company and Predecessor	The Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from April 1, 2002 (date of inception) to December 31, 2002

Cash Flows From Operating Activities:
Net loss	$(3,497)	$(736)	$(1,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,673	1,442	964
Amortization of deferred financing costs	458	860	460
Provision for doubtful accounts	128	258	28
Non cash compensation	1,980	—	—
Minority interest	49	30	107
Equity in earnings of unconsolidated real estate partnership	(437)	(197)	—
Net change in revenue related to acquired lease rights/obligations	142	111	34
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(809)	(925)	(607)
Restricted cash relating to operating activities	(142)	43	(492)
Other deferred costs	(257)	(100)	(107)
Other assets	(324)	8	(216)
Accounts payable, accrued expenses and other liabilities	1,981	(36)	1,547

Net cash provided by operating activities	945	758	514

Cash Flows From Investing Activities:
Investment in unconsolidated real estate partnership	(905)	(3,611)	—
Real estate acquisition deposit	(1,000)	—	—
Expenditures for real estate improvements	(8,625)	(3,027)	(367)
Real estate acquisitions, net of assumed liabilities	(91,183)	—	(54,383)
Acquisition of minority interest	(4,500)	—	—
Proceeds from sales of pads	—	1,600	2,755
Change in restricted cash relating to investing activities	3,683	(1,606)	(2,536)

Net cash used in investing activities	(102,530)	(6,644)	(54,531)

Cash Flows From Financing Activities:
Proceeds from equity offering (net of underwriters’ fees)	129,030	—	—
Payment of offering costs	(2,277)	—	—
Proceeds from mortgage payable	—	54,750	43,500
Repayment of mortgage payable	—	(43,500)	—
Proceeds from loans payable	—	6,450	3,028
Repayment of loans payable	(6,450)	(3,028)	—
Repayment of line of credit	(6,000)	—	—
Increase in revolving line of credit borrowings	5,922	78	—
Increase in due to affiliates	603	761	4,772
Payments to affiliates	(7,700)	—	—
Change in restricted cash relating to financing activities	(13)	(3,108)	(396)
Payment of deferred financing costs	—	(854)	(1,229)
Capital contributions	551	—	2,031
Contributions from minority interest	—	—	2,657
Distributions to members of Predecessor	(451)	—	—
Distributions to minority interest	—	(2,032)	—

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Amounts in thousands)

	The Company and Predecessor	The Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from April 1, 2002 (date of inception) to December 31, 2002

Net cash provided by financing activities	113,215	9,517	54,363

Net change in cash and cash equivalents	11,630	3,631	346
Cash and cash equivalents, beginning of period	3,977	346	—

Cash and cash equivalents, end of period	$15,607	$3,977	$346

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$3,602	$3,375	$2,264

Supplemental disclosures of non cash investing and financing activities:
Unpaid initial public offering costs	$2,211	—	—

Issuance of common stock to predecessor	$1,602	—	—

Record obligations due predecessor owners	$15,690	—	—

Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	$14,170	—	—

Reclassification of owners’ deficit to additional paid in capital	$4,528	—	—

Liabilities assumed in connection with real estate acquisition	$2,182	—	—

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

(Dollar amounts in thousands, except per share data)

1. Organization and Description of Business

Feldman Equities of Arizona, LLC (the “Predecessor”) was organized under the laws of the State of Arizona and commenced operations on April 1, 2002. The Company, its affiliates and subsidiaries are principally engaged in the acquisition and management of retail malls. Tenants include national and regional retail chains as well as local retailers.

As of December 31, 2003 and 2002, members of the Predecessor and their respective percentage interests are Feldman Partners, LLC 70%, Mr. Jim Bourg 15%, and Mr. Scott Jensen 15%. Each member’s liability for the debts and obligation of the Predecessor is limited as set forth under Arizona and other applicable law.

Feldman Mall Properties, Inc. (the “Company”) was incorporated in Maryland on July 14, 2004. The Company closed its initial offering of its common stock on December 16, 2004 (the “Offering”). The Company’s wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 87.1% of, Feldman Equities Operating Partnership, LP (the “Operating Partnership”). The Company, through such subsidiaries, has control over major decisions of the Operating Partnership, including decisions related to sale or refinancing of the properties. The Company, the Operating Partnership and Feldman Equities Management Services Company (the “Service Company”) were formed to continue to operate and expand the business of the Predecessor. The Company consolidates the assets and liabilities of the Operating Partnership in accordance with AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (SOP 78-9). Until the completion of the Offering, the Company, the Operating Partnership and the Services Company had no operations.

As of August 13, 2004, Mr. Larry Feldman, Chairman and Chief Executive Officer of the Company, was the ultimate owner of 100% of the Company. As of such date, Mr. Feldman (including members of his family), one other member of management of the Company (Mr. Erhart) and the Operating Partnership owned directly or indirectly 100% of the Predecessor. Feldman Holdings Business Trust I owned 0.01% of the Operating Partnership, as general partner, and Jim Bourg, our Executive Vice President and Chief Operating Officer, and Scott Jensen, our Executive Vice President of Leasing, owned 99.99% as limited partners.

In a series of transactions culminating with the closing of the Offering, the Company, the Operating Partnership and the Services Company, together with the partners and members of the affiliated partnerships and limited liability companies affiliated with the Predecessor and other parties which hold direct or indirect ownership interests in the properties (collectively, the “Participants”), engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Predecessor, (ii) enable the Company to raise the necessary capital to acquire interests in certain of the properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to qualify as a real estate investment trust and (vi) preserve tax advantages for certain Participants.

Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, which were executed on August 13, 2004, the Operating Partnership received a contribution of interests in the Predecessor, which included the property management, leasing, and real estate development operations in exchange for limited partnership interests in the Operating Partnership.

As part of the Formation Transactions, the owners of the Predecessor contributed their ownership interests in the Predecessor to the Operating Partnership. Collectively, these contributors, including Messrs. Bourg and Jensen, own 12.9% of the Operating Partnership, as limited partners. The exchange of contributed

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

1. Organization and Description of Business — (Continued)

interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis.

The Harrisburg Mall joint venture entered into a construction loan with Commerce Bank that, as of December 31, 2004 has a maximum funding commitment of $46.9 million, of which the joint venture has borrowed $44.3 million. This loan presently has a limited recourse of $10 million, of which our joint venture partner is liable for $6.3 million, or 63%, and Larry Feldman is liable for $3.7 million, or 37%. In March 2005, the Company assumed Larry Feldman’s recourse liabilities under this loan.

The Company will elect the status of and qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of 100% of the interests in the Predecessor, in exchange for units. The Operating Partnership may acquire additional interests in certain properties from unaffiliated third parties, to be paid in cash. In connection with the formation transactions, the Operating Partnership assumed debt and other obligations. This exchange of interests has been accounted for as a reorganization of entities under common control.

As of December 31, 2004, the Company was invested in three real estate properties: The Foothills Mall in Tucson, Arizona, acquired in April 2002, the Stratford Square Mall in Bloomingdale, Illinois, acquired in December 2004 and a minority interest in a partnership owning the Harrisburg Mall in Harrisburg, Pennsylvania, acquired in September 2003.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual method of accounting in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation and Equity Method of Accounting

The accompanying consolidated financial statements of the Company and the Predecessor include the accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

The contribution of the Predecessor to the Operating Partnership in the formation transactions in exchange for units in the Operating Partnership has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. Prior to the formation transactions, the Company and the Operating Partnership had no significant operations; therefore, the consolidated operating results for the period prior to December 16, 2004, represent the operations of our Predecessor. The minority interest in one of the Predecessor’s subsidiaries was acquired for cash, and has been accounted for as a purchase, with the excess of the purchase price over the related historical cost basis of the minority interest being allocated to the assets acquired and the liabilities assumed.

The Company evaluates its investments in partially-owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially-owned entity is a “variable interest entity,” or a “VIE,” and the Company is the “primary beneficiary” as defined in FIN 46R, the Company accounts for such investment as if it were a consolidated subsidiary.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

2. Summary of Significant Accounting Policies — (Continued)

For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company follows the accounting set forth in AICPA Statement of Position No. 78-9— Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and the Company does not exercise direct or indirect control. Factors the Company considers in determining whether or not it exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that the Company is deemed to control these entities, these entities are consolidated.

The Company has determined that the Foothills Mall (for the period prior to being wholly-owned) and the Harrisburg Mall joint ventures are not VIEs. It consolidates the entity owning the Foothills Mall, as it is the majority owner and exercises control over all significant decisions. It accounts for its investments in the Harrisburg Mall partnership under the equity method of accounting, as the other limited partners have important rights as defined in SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investment in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Critical Accounting Policies and Management’s Estimates

The Company has identified certain critical accounting policies that affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. On an ongoing basis, the Company evaluates estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.

The Company makes estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

The Company is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income (loss) because if the Company were to shorten the expected useful lives of its investments in real estate, the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

The Company is required to make subjective assessments as to whether there are impairments in the values of our investments in real estate, including real estate held by any uncombined real estate entities

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

2. Summary of Significant Accounting Policies — (Continued)

accounted for using the equity method. These assessments have a direct impact on the Company’s net income (loss) because recording an impairment loss results in an immediate negative adjustment to income.

The Company is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to real estate required. These assessments have a direct impact on the Company’s net income (loss) subsequent to the acquisitions as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities.

The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. They also affect reported amounts of revenues and expenses during the reporting period. Significant items, subject to such estimates and assumptions, include the carrying amount of investments in real estate, allowance for doubtful accounts and the allocation of the purchase price of real estate to in-place leases and acquired lease rights and obligations. Actual results could differ from those amounts.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes escrowed funds and other restricted deposits in conjunction with the Company’s loan agreements.

Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail property are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. As of December 31, 2004 and 2003, approximately $1,110 and $579, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying consolidated financial statements. “Percentage rent” or rental revenue, which is based upon a percentage of the sales recorded by the Company’s tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses, are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Predecessor and the Company recorded $125 of lease termination fees during the period January 1, 2004 to December 15, 2004 and none for all other periods presented.

The Company’s other source of revenues comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

2. Summary of Significant Accounting Policies — (Continued)

a percentage of cash receipts from managed property and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized upon the consummation of new leases. Development fees are earned and recognized over the time period of the development activity. These activities are referred to as “management, leasing and development services” in the consolidated statements of operations.

Additionally, shortly after the acquisition of the Foothills Mall, the Company sold parcels of land (pads) to third parties. Revenue is recognized in the period the sale is consummated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66. There was no profit or loss on such sales in any period.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $414 and $286 at December 31, 2004 and 2003, respectively.

Activity in the allowance for doubtful accounts follows:

Balance at April 1, 2002 (date of inception)	$—
Provision	28

Balance at December 31, 2002	28
Provision	258

Balance at December 31, 2003	286
Provision	128

Balance at December 31, 2004	$414

Deferred Charges

Deferred leasing commissions, acquired in-place lease value, and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. The Company’s early extinguishments of debt (described in note 6) resulted in the write-off of unamortized deferred financing costs totaling $300 for the period December 16, 2004 to December 31, 2004 and $722 for the year ended December 31, 2003.

Offering Costs

Offering costs, representing expenditures related to the Offering, including underwriting commissions and initial public offering costs, were charged to equity of the Company upon completion of the Offering, and are reflected as a reduction to additional paid-in capital.

Real Estate and Depreciation

Real estate is stated at historical cost, less accumulated depreciation. The building and improvements thereon are depreciated on the straight-line basis over an estimated useful life of 39 years. Tenant improvements are being depreciated on the straight-line basis over the shorter of the lease term or their

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

2. Summary of Significant Accounting Policies — (Continued)

estimated useful life. Equipment is being depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

It is the Company’s policy to capitalize interest and real estate taxes to properties under redevelopment and to depreciate these costs over the life of the related assets. Interest in the amount of $132 was capitalized during the year ended December 31, 2004. No interest was capitalized in 2003 and 2002.

Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate and investment in unconsolidated real estate partnership has occurred.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in acquired lease rights in the accompanying consolidated balance sheets) are amortized as a reduction of rental income over the remaining, non-cancelable, terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligation in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. The Company’s leases do not currently include fixed-rate renewal periods.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

2. Summary of Significant Accounting Policies — (Continued)

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by the Company because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market and below-market in- place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Purchase accounting was applied to the assets and liabilities related to the real estate properties, which the Predecessor and Company acquired on April 10, 2002 and December 30, 2004, respectively. In April 2002, the Predecessor acquired a majority (66.7%) interest in the partnership which purchased the Foothills Mall in Tuscon, Arizona. The results of operations of the Foothills Mall are included in the accompanying consolidated statements of operations of the Predecessor since April 10, 2002. The Company acquired Stratford Square Mall, located in Bloomingdale, Illinois, on December 30, 2004. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values.

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

	Foothills (1)	Stratford (2)

Land	$11,447	$11,528
Building and improvements	42,111	74,547
Acquired lease rights	1,786	3,380
Acquired lease obligations	(2,097)	(3,352)
In-place lease value	1,136	7,262

Total Purchase Price	$54,383	$93,365

(1)
The Foothills acquired lease rights, lease obligations and in-place lease value are being amortized over the remaining lease terms and the weighted average remaining lease terms are 7.6 years, 10 years and 10.4 years, respectively.

(2)
The Stratford acquired lease rights, lease obligations and in-place lease value are being amortized over the remaining lease terms and the weighted average remaining lease terms are 3.9 years, 2.8 years and 3.6 years, respectively.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

2. Summary of Significant Accounting Policies — (Continued)

In connection with the formation transactions, the Company acquired the remaining 33.3% minority interest in the Foothills Mall owned by unaffiliated third party investors. This acquisition of the minority interest was accounted for as a purchase and is recorded at fair value. The following is a summary of the purchase price and allocation of excess purchase price on the acquisition date:

Purchase price	$4,500
Reversal of minority interest recorded by Predecessor	(995)

Acquisition of minority interest — allocated to in-place lease value	$3,505

Pro Forma Financial Information (Unaudited)

The following table summarizes, on an unaudited pro forma basis, the results of operations for the years ended December 31, 2004 and 2003 as though the Formation Transactions and the acquisition of Stratford Square Mall had occurred on January 1, 2003:

	2004	2003

Pro forma revenues	$28,476	$29,364
Pro forma net income	$3,224	$3,178
Pro forma earnings per common share—basic	$0.30	$0.29
Pro forma earnings per common share and common share equivalents—diluted	$0.30	$0.29
Pro forma common shares—basic	10,789,895	10,789,895
Pro forma common share and common share equivalents—diluted	10,789,895	10,789,895

Income Taxes

The Company will be taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company is generally not subject to Federal and state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal and state income tax on our taxable income at regular corporate rates. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on the Company’s undistributed taxable income.

The Company has elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal and State income tax. Our TRS’s generate no income or are marginally profitable, resulting in minimal or no Federal and State income tax liability for these entities. With the exception of the TRS, the Company has paid no income taxes for the periods presented, nor incurred any tax liability or expense.

As a REIT, the Company will be permitted to deduct dividends paid to its stockholders, eliminating the federal taxation of income represented by such dividends at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and State income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

2. Summary of Significant Accounting Policies — (Continued)

The Predecessor and its subsidiaries are limited liability partnerships or limited liability companies. As such, no Federal or state income tax expense was recorded as items of income or expense by the Predecessor as these amounts are recorded on the members’/partners’ individual tax returns.

Earnings Per Share

We present both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest. Due to the Company’s loss for the period December 16, 2004 to December 31, 2004, 1,593,464 Operating Partnership units are considered anti-dilutive for the period. As a result, the basic and diluted EPS are the same.

Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and has one reportable segment, retail mall real estate.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company adopted in December 2004. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the consolidated financial statements.

At its March 2005 meeting, the EITF discussed Issue 04-05 with regards to consolidation of limited partnership interests by the general partner. The proposed requirements would replace counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures, but has come to be used for all types of limited partnerships. The tentative conclusions reached by the EITF are based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 would establish a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome.

Based on the tentative conclusions, the presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”—the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or participating rights—the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The Company does not believe that the adoption of EITF 04-05 will have a material effect on the consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

3. Intangible Assets and Liabilities

At December 31, 2004 and 2003, the Company’s intangible assets and liabilities were as follows:

	Acquired Lease Rights	In-place Lease Value	Acquired Lease Obligations

Balance at December 31, 2003	$1,786	$1,136	$(2,097)
Acquisition of Stratford Mall	3,380	7,262	(3,352)
Write-off of fully amortized balances	(454)	(83)	126
Acquisition of minority interest	—	3,505	—

Balance at December 31, 2004	$4,712	$11,820	$(5,323)

Amortization expense of in-place lease value is expected to be $1,927, $1,476, $1,232, $976 and $783 over each of the next five years through December 31, 2009.

4. Real Estate

Following is certain information related to the Company’s investments in real estate as of December 31, 2004:

	Foothills Mall	Stratford Square

Initial cost of the acquired or purchased property:
Land	$11,447	$11,528
Buildings and improvements	42,111	74,547
Cost capitalized subsequent to acquisition:
Improvements	11,997	—
Land sold	(4,355)	—
Total Costs:
Land	7,092	11,528
Buildings and improvements	54,108	74,547
Accumulated depreciation	(3,622)	—
Date of acquisition	4/10/2002	12/30/2004

Federal tax basis at December 31, 2004	$62,109	$93,365

At December 31, 2004 and 2003, investments in real estate consisted of the following:

	2004	2003

Buildings and improvements	$128,655	$45,483
Land	18,620	7,092

Total investments in real estate	147,275	52,575
Accumulated depreciation	(3,622)	(2,102)

Investments in real estate, net	$143,653	$50,473

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

4. Real Estate — (Continued)

The following tables reconcile the historical cost of the Company’s investments in real estate and accumulated depreciation for the years ended December 31, 2004 and 2003 and the period April 1, 2002 to December 31, 2002:

	2004	2003	2002

Real Estate:
Balance, beginning of the period	$52,575	$49,548	$—
Acquisition of mall property	86,075	—	53,536
Additions during the period	8,625	3,027	367
Sale of pads during period	—	—	(2,755)
Pads transferred to held for sale	—	—	(1,600)

Balance, end of period	$147,275	$52,575	$49,548

	2004	2003	2002

Accumulated Depreciation:
Balance, beginning of the period	$2,102	$819	$—
Depreciation during the period	1,520	1,283	819

Balance, end of period	$3,622	$2,102	$819

5. Deferred Charges

At December 31, 2004 and 2003, deferred charges consisted of the following:

	2004	2003

Deferred financing costs	$397	$789
Deferred leasing costs	455	198
Acquired in-place leases	11,820	1,136

Total	12,672	2,123
Less: Accumulated amortization	(493)	(324)

Net	$12,179	$1,799

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

6. Mortgage and Other Loans Payable

At December 31, 2004 and 2003, mortgages and other loans payable consisted of the following:

	2004	2003

Mortgage Loan Payable — Archon Financial L.P. interest only at 5.09% payable monthly, due November 1, 2008, secured by the Foothills Mall property	$54,750	$54,750

Note Payable — Massachusetts Mutual Life Insurance Company with interest at 10.5% principal and interest payable monthly. Paid-in-full in December 2004	—	6,450

Line of Credit — Marshall & Ilsley Bank $6,000 line of credit interest only at prime plus 1.5% payable monthly	—	78

Total	$54,750	$61,278

The terms of the mortgage loan do not permit the Company to prepay the loan during the specified lockout periods.

In accordance with the mortgage loan agreement in effect as of December 31, 2004 and 2003, all cash receipts of the Foothills Mall are deposited directly into restricted lockbox accounts. These receipts are then allocated and held in restricted cash accounts in accordance with the cash management agreements, which are part of the loan agreements. The loan is closed to prepayment during a lockout period until the first to occur of (i) three years following commencement of the loan or (ii) two years following the sale of the loan to a bondholder trust. After the end of the lockout period, the loan is open to prepayment by defeasance (providing treasury bonds as substitute collateral for the property) only. Therefore, we may not defease the loan until May 2006. Assuming no payments are made on the principal amount of this loan prior to November 1, 2008, the balance to be due at such date will be approximately $54.8 million.

In October of 2003, the Predecessor repaid its original mortgage and mezzanine loans payable in the amounts of $43,500 and $3,028, respectively, secured by the Foothills Mall with the proceeds of borrowings from Archon Financial L.P.

In April 2003, the Predecessor entered into a revolving line of credit agreement with Marshall & Ilsley Bank in the maximum amount of $2,500. This line of credit was secured by, among other things, a pledge of the members’ interests in the Predecessor and by a joint and several guaranty of Larry Feldman, and matures in April 2005. In June 2004, the agreement was amended to increase the amount available under the line of credit to $4,000. In November 2004, the agreement was further amended to increase such amount to $6,000. There was no balance outstanding under this revolving line of credit at December 31, 2004.

7. Related Party Transactions

As of December 31, 2003, $5,533 was included in due to affiliates in the accompanying consolidated balance sheet for advances and related accrued interest due to Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), the majority owner of the Predecessor. The advances were made to fund the Predecessor’s investment in the Foothills Mall and to reimburse Feldman Partners, LLC for certain salary and overhead costs. These costs amounted to $428, $342 and $144 for the years ended December 31, 2004 and 2003 and for the period April 1, 2002 to December 31, 2002, respectively. The operating agreement of the Predecessor provided that such advances made by its members shall bear interest at a rate of 15% per annum, were unsecured and were to be repaid before any other distribution to any member. The interest expense on such advances amounted to $777, $711 and $356 for the period January 1, 2004 to December 15, 2004 the year ended December 31, 2003, and for the period from April 1, 2002 to

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

7. Related Party Transactions — (Continued)

December 31, 2002, respectively. In December 2004, $4,000 of these advances were repaid and the balance was included in the total consideration received in the Formation Transactions.

Included in the 2002 general and administrative expense was approximately $906 of general, administrative and abandoned project costs incurred by Feldman Partners, LLC or by Larry Feldman prior to April 2002, in connection with the formation of the Predecessor, which the members agreed would be reimbursed to him, and included in his contribution to capital.

Since September 2003, the Company provides certain property management, leasing and development services to its unconsolidated real estate partnership for an annual management fee of 3.5% of gross receipts, a construction management fee of 3% on the amount of capital improvements and customary leasing fees for a mall leasing agent, as defined by their agreement. In addition, the Company earns brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnership aggregated $714 and $65 for the years ended December 31, 2004 and 2003, respectively. These fees are recorded in management, leasing and development services on the accompanying consolidated statements of operations.

In August 2004, an officer of the Company committed to make a $100 cash investment in the Predecessor. He contributed his interest to the Company as part of the formation transactions in exchange for 160,000 OP units with a value of $2,080 based on the initial public offering price of $13 per share. The excess of the value of the OP units over his cash contribution is reflected as compensation expense and classified as general and administrative expense of the Predecessor in the consolidated statement of operations for the period January 1, 2004 to December 15, 2004. Prior to being employed by the Company, this officer provided professional services to the Company and Predecessor. Fees charged for periods December 16, 2004 to December 31, 2004, January 1, 2004 to December 15, 2004, the year ended December 31, 2003 and the period April 1, 2002 to December 31, 2002 were $87, $73, $134 and $24, respectively.

8. Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases. The Company recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due as reduced by amortization of capitalized above-market lease values. Amounts included in tenant receivables based on recording lease income on the straight-line basis for the years ended December 31, 2004 and 2003, and the period from April 1, 2002 to December 31, 2002 were $594, $289 and $290, respectively.

The minimum future base rentals under non-cancelable operating leases as of December 31, 2004 are as follows:

Year Ending December 31,

2005	$13,464
2006	12,183
2007	11,248
2008	9,413
2009	7,820
Thereafter	26,419

Total future minimum base rentals	$80,547

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

8. Rentals Under Operating Leases — (Continued)

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and consequently, the Company’s credit risk is concentrated in the retail industry. One tenant (movie theatre), whose lease expires in 2017, accounted for more than 10% of the Company’s rental revenues in each period. Rental income collected from this tenant aggregated $1,831, $1,536 and $1,068 for the years ended December 31, 2004 and 2003 and for the period April 1, 2002 to December 31, 2002, respectively.

9. Due to Affiliates

At December 31, 2004 due to affiliates primarily reflects obligations to make payments to certain owners of the Predecessor in connection with the Formation Transactions. As part of the Formation Transactions, the owners of the Predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen have the right to the receipt of funds totaling $7,594 at December 16, 2004 from certain restricted cash accounts, once these accounts are released to the Company. The owners were paid $3,700 of the restricted cash accounts prior to December 31, 2004 and are due $3,894 at December 31, 2004.

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the Formation Transactions upon the achievement of a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument which is recorded as an obligation of the Company as of the Offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the initial fair value is estimated to be $5,047 and is included in due to affiliates at December 31, 2004. The fair value of this obligation will be assessed by the Company’s management on a quarterly basis.

In connection with the Formation Transactions, the Company extinguished the advances owed to Feldman Partners, LLC in the amount of $5.9 million. Of this amount, $1.9 million was converted into equity securities prior to December 31, 2004 and $4.0 million was repaid from proceeds of the Offering. The advances were used to invest in the Harrisburg Mall and the Foothills Mall and pay overhead expenses.

In December 2004, the Predecessor paid a distribution to Mr. Feldman in the amount of $451 and agreed to make a distribution to its members in the amount of $4,000, which was unpaid and in due to affiliates as of December 15, 2004 and December 31, 2004, and such amount was paid in January 2005. The $451 distribution was contributed back to the Company by Mr. Feldman in December 2004.

10. Stockholders’/Owners’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2004, 10,789,895 shares of common stock was issued and outstanding. The Company has not issued any shares of preferred stock as of December 31, 2004. Subsequent to December 31, 2004, the Company issued 1,000 fully-vested shares of its common stock to each of its three outside directors.

In January 2005, the Company sold 1,600,000 shares of our common stock at a gross price of $13.00 per share. The net proceeds from this offering were approximately $19,300.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

11. Minority Interest

As of December 31, 2004 minority interest relates to the interests in the Operating Partnership that are not owned by the Company, of approximately 12.9%. In conjunction with formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received Units. Limited partners who acquired Units in the Formation Transactions have the right, commencing on or after December 16, 2005, to require the Operating Partnership to redeem part or all of their Units for cash, or an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

Until December 15, 2004, the minority interest represented an unaffiliated investors’ interest in the Foothills Mall, which was acquired (see Note 2).

In connection with the Formation Transactions, the Operating Partnership issued 1,593,464 OP units to Messrs. Feldman (including members of his family), Bourg, Jensen and Erhart in exchange for approximately 89.4% of their combined interests in the Predecessor.

12. Commitment and Contingencies

In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Adjacent to the Stratford Square Mall are six third-party owned anchor tenant spaces. The Company has entered into an operating agreement with these six anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreement terminates in March 2031.

Pursuant to signed leases as of December 31, 2004, the Company also has commitments to make tenant improvements and other capital expenditures in the amount of approximately $267.

In connection with the Formation Transactions, the Company entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the Formation Transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by the Company, or if the Company fails to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of the Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009, and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

The Company also has agreed to maintain approximately $10,000 of indebtedness, and to offer the contributors the option to guarantee $10,000 of the Operating Partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the Operating Partnership issued to them in the Formation Transactions.

The Company has operating lease obligations for office and equipment related to our corporate offices and property locations. The future minimum lease payments under these noncancelable lease payments as of December 31, 2004 are as follows:

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

12. Commitment and Contingencies — (Continued)

Year Ending December 31,

2005	$143
2006	145
2007	148
2008	118
2009	84
Thereafter	—

Total minimum lease payments	$638

The Company entered into employment agreements with its executive officers. These agreements provide for salary, bonuses and other benefits, including potentially, severance benefits upon termination of employment, as well as for grants of restricted common stock, option awards, cash bonuses and tax gross-ups, among other matters.

13. Investment in Unconsolidated Real Estate Partnerships

The Company has a 24% limited partnership interest and a 1% general partnership interest in Feldman Harrisburg Limited Partnership, LP (the Partnership). The Partnership purchased a 900,000 square foot regional mall in Harrisburg, Pennsylvania on September 30, 2003. Summarized financial information as of December 31, 2004 and 2003 for this investment, which is accounted for by the equity method, is as follows:

	2004	2003

Investment in real estate	$51,457	$17,717
Receivables including deferred rents	756	501
Other assets	15,790	13,526

Total assets	$68,003	$31,744

Loan payable	$44,298	$13,388
Other liabilities	4,352	3,125
Owners’ equity	19,353	15,231

Total liabilities and owners’ equity	$68,003	$31,744

The Company’s and the Predecessor’s share of owners’ equity	$5,150	$3,808

	Year Ended December 31, 2004	Period September 30, 2003 to December 31, 2003

Revenue	$9,665	$2,569
Operating and other expenses	(4,407)	(1,165)
Interest expense (including the amortization of deferred financing costs)	(938)	(153)
Depreciation and amortization	(1,649)	(245)
Other	(925)	(215)

Net income	$1,747	$791

The Company’s and the Predecessor’s share of net income	$437	$197

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

13. Investment in Unconsolidated Real Estate Partnerships — (Continued)

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan, as amended in December 2003, permitted the Partnership to draw up to $43,060, and was subsequently amended in October 2004 to increase the lender’s commitment by $3,815 to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. The effective rates on the loan at December 31, 2004 and 2003 were 5.67% and 4.37%, respectively. The loan is interest-only and matures on December 31, 2005. Under certain circumstances, the Partnership may extend the maturity of the loan for three, one-year periods. The Partnership may prepay the loan at any time without incurring any prepayment penalty. The loan is recourse to the Company to the extent of $3,700, and to the joint venture partner to the extent of $6,300. The balance outstanding under the loan was $44,298, and $13,388 as of December 31, 2004 and 2003, and the Partnership intends to continue to draw down the loan and use cash flow from property operations to fund its capital expenditure commitments, which are $787 at December 31, 2004. The loan has certain restrictions that prohibit cash distributions to the joint venture partners until the property’s operating cash flow funds a minimum of $5,800 of capital expenditures. In August 2004, the Predecessor and its joint venture partner made additional contributions of $594 and $1,781, respectively, to the Partnership to fund certain capital expenditures.

On July 19, 2004, the Predecessor entered into an agreement with its joint venture partner providing the Company with the option to purchase all of the partnership interests of its joint venture partner, at any time within one year, for an amount of $27,600 in cash.

The joint venture agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other beginning on September 30, 2005. Either partner to the joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The joint venture agreement does not limit the Company’s ability to enter into real estate ventures or co-investments with other third parties. However, the agreement restricts the Company’s ability to enter into transactions relating to the joint venture with the Company’s affiliates without the prior approval of this joint venture partner.

In connection with the Formation Transactions, the Company acquired a minority interest position in the Harrisburg Mall from an unaffiliated third-party for $500.

14. Fair Value of Financial Instruments

As of December 31, 2004 and 2003, the fair values of the Company’s mortgage and other loans payable, are approximately the carrying values as the terms are similar to those currently available to the Company for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

(Dollar amounts in thousands, except per share data)

14. Fair Value of Financial Instruments — (Continued)

for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interest of entities with specified termination dates. As a result, Statement 150 has no impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003.

15. Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2004 and 2003.

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Total revenue	$3,151	$3,065	$2,620	$3,425
Income (loss) before minority interests	(3,459)	(37)	(305)	353
Net income (loss)	(3,440)	(9)	(217)	169

Loss per share available to common shareholders—basic and diluted (1)	$(0.12)

Weighted-average shares outstanding—basic and diluted (1)	10,789,895

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

Total revenue	$2,768	$2,764	$3,033	$3,129
Income (loss) before minority interests	(1,116)	(163)	274	299
Net income (loss)	(802)	(165)	105	126

(1)	The Company’s loss per common share and the shares outstanding are for the period December 16, 2004 through December 31, 2004.

16. Subsequent Events

On February 2, 2005, the Company announced the purchase of the Colonie Center Mall, located in Albany, New York, for $82,200. The 1.2 million square foot, two-level shopping mall has shop occupancy of 66% (excluding temporary and anchor tenants). Including temporary tenants, the shop occupancy as of December 31, 2004 was 85%.

In January 2005, the Company completed a $75,000, 3-year, first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two, one-year extensions.

In connection with the Stratford Square Mall financing, during January 2005, the Company entered into a $75,000 interest rate swap commencing February 2005 with an all-in-rate of 5.0% with a final maturity date in January 2008. The effect of the swap is to fix the interest rate on the Stratford Square Mall mortgage.

On March 24, 2005, the Company announced that the Board of Directors declared a dividend of $0.2671 per common share. The dividend is payable April 15, 2005 to shareholders of record at the close of business on April 4, 2005.

Back to Contents

INDEPENDENT AUDITORS’ REPORT

The Partners
Feldman Lubert Adler Harrisburg LP:

We have audited the accompanying balance sheets of Feldman Lubert Adler Harrisburg LP (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2004 and the period from September 24, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Feldman Lubert Adler Harrisburg LP as of December 31, 2004, and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from September 24, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
March 10, 2005

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2004	2003

Assets:
Investments in real estate, net	$51,457	$17,717
Cash and cash equivalents	756	353
Restricted cash	—	51
Rents, deferred rents and other receivables, net	4,027	501
Acquired lease rights, net	1,012	1,388
Deferred charges, net	10,438	11,314
Due from affiliates	—	173
Other assets	313	247

Total Assets	$68,003	$31,744

Liabilities and Partners’ Capital:
Mortgage loan payable	$44,298	$13,388
Deferred revenue	111	83
Due to affiliates	45	—
Accounts payable, accrued expenses and other liabilities	2,751	416
Acquired lease obligation, net	1,445	2,626

Total liabilities	48,650	16,513
Partners’ capital	19,353	15,231

Total Liabilities and Partners’ Capital	$68,003	$31,744

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31, 2004	Period from September 24, 2003 (Date of Inception) to December 31, 2003

Revenue:
Rental	$5,918	$1,650
Tenant reimbursements	3,593	910
Interest and other income	154	9

Total Revenue	9,665	2,569

Expenses:
Rental property operating and maintenance	3,901	1,004
Real estate taxes	506	161
Interest (including amortization of deferred financing costs)	938	153
Depreciation and amortization	1,649	245
General and administrative	624	150
Other	300	65

Total Expenses	7,918	1,778

Net income	$1,747	$791

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF PARTNERS’ CAPITAL
(Amounts in thousands)

	General Partner	Limited Partners
	Feldman Harrisburg GP, Inc.	Feldman Harrisburg Limited Partnership, LP	Lubert-Adler Investment Partnerships	Total

Balance at September 24, 2003 (date of inception)	$—	$—	$—	$—
Capital contributed	144	3,498	10,798	14,440
Net income	8	192	591	791

Balance at December 31, 2003	152	3,690	11,389	15,231
Capital contributed	24	570	1,781	2,375
Net income	17	420	1,310	1,747

Balance at December 31, 2004	$193	$4,680	$14,480	$19,353

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2004	Period from September 24, 2003 (Date of Inception) to December 31, 2003

Cash Flows From Operating Activities:
Net income	$1,747	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,649	245
Amortization of deferred financing costs	343	57
Net change in revenue related to acquired lease rights/obligations	(805)	(289)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(401)	(501)
Restricted cash relating to operating activities	51	(51)
Other assets	(66)	(247)
Due from/to affiliates	218	(173)
Accounts payable, accrued expenses and other liabilities	141	416
Deferred revenue	28	83

Net cash provided by operating activities	2,905	331

Cash Flows From Investing Activities:
Real estate acquisition	—	(18,058)
Expenditures for real estate improvements	(36,416)	(2,595)
Expenditures for leasing costs	(345)	(400)
Tenant lease buyout payment	—	(6,000)

Net cash used in investing activities	(36,761)	(27,053)

Cash Flows From Financing Activities:
Proceeds from mortgage loan payable	30,910	13,388
Proceeds from government grants	1,000	—
Payment of deferred financing costs	(26)	(753)
Capital contributions	2,375	14,440

Net cash provided by financing activities	34,259	27,075

Net increase in cash and cash equivalents	403	353
Cash and cash equivalents, beginning of period	353	—

Cash and cash equivalents, end of period	$756	$353

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$594	$96

Non-cash financing and investing activities:
Receivable relating to government grants for real estate improvements	$3,125	$—

Accrued expenses relating to real estate improvements	$2,194	$—

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Dollar amounts in thousands)

1. Organization and Description of Business

Feldman Lubert Adler Harrisburg LP (the Partnership) was organized under the laws of the Commonwealth of Pennsylvania on September 24, 2003 (date of inception) pursuant to a partnership agreement (the Partnership Agreement). The purpose of the Partnership is to acquire, own, redevelop, operate and manage the 838,000 square foot retail mall located in the Township of Swatara, Dauphin County, Pennsylvania (the Property). The Partnership acquired the Property on September 30, 2003. Tenants include national and regional retail chains, as well as local retailers. As of December 31, 2004, partners of the Partnership and their respective percentage interests (the Percentage Interests) are as follows:

Ownership Percentage

Feldman Harrisburg General Partner, Inc. – general partner	1.0%
Limited Partners:
Lubert-Adler investment partnerships	75.0%
Feldman Harrisburg Limited Partnership, LP (FHLP)	24.0%

In November 2003, FHLP exercised its option to purchase an additional 15% ownership interest from other partners, and thereby increased its ownership interest from 9% to 24%. In August 2004, the partners made additional contributions of $2,375 to the Partnership to fund certain capital expenditures.

The Partnership commenced operations on September 24, 2003 and shall continue to operate for a term of 50 years unless dissolved sooner pursuant to the Partnership Agreement or by law. The liability of each of the partners to the Partnership is limited to the amount of capital contributions that such partner shall have made to the Partnership. The Partnership shall distribute net cash from capital transactions within 45 days of the Partnership’s receipt of such net cash from capital transactions.

To the extent the Partnership has more than a de minimis amount of Distributable Cash from Operations, as defined in the Partnership Agreement, it shall distribute Distributable Cash From Operations no less frequently than quarterly as follows:

•
First, to the partners in an amount equal to the unpaid Additional Capital Contributions Preferred Return, as defined in the Partnership Agreement, owing to the partners ($146 at December 31, 2004), distributed to each partner pro rata in proportion to the amount of such partner’s unpaid Additional Capital Contributions Preferred Return;

•
Second, to the partners in an amount, pro rata in proportion to each partner’s Unreturned Additional Capital Contributions Account, as defined in the Partnership Agreement ($2,375 at December 31, 2004), until each partner’s Unreturned Additional Capital Contributions Account has been reduced to zero;

•
Third, to the partners in an amount equal to the unpaid Priority Return, as defined in the Partnership Agreement, owing to the partners ($2,337 at December 31, 2004), distributed to each partner pro rata in proportion to the amount of such partner’s unpaid Priority Return; and

•
Thereafter, (A) 20% to FHLP and (B) 80% to the partners pro rata in accordance with their respective Percentage Interests. Upon the receipt by the partners of distributions resulting to the realization of a 20% annualized internal rate of return on their investment from the inception, distributions thereafter shall be adjusted so that 30% shall be distributed to FHLP and 70% to the partners pro rata in accordance with their respective Percentage Interests.

Cash from capital transactions shall be distributed in a manner substantially similar to the above, except that the partners shall received all of their Unreturned Capital Contributions prior to the promote distributions described above.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(Dollar amounts in thousands)

1. Organization and Description of Business — (Continued)

Allocations of profits and losses

In general, profits and losses are allocated in a manner such that upon a hypothetical liquidation of the Partnership at its then net book value, each Partner’s capital account shall equal to the amount of cash such partner would be entitled to receive, pursuant to the Partnership Agreement.

FHLP has an option, exercisable at any time prior to July 19, 2005, to purchase the 75% ownership interest in the Partnership from the Lubert-Adler investment partnerships for a lump sum of $27,600. Upon exercising the option, FHLP will also have a continuing contractual obligation to make one additional payment of $1,355 to the Lubert-Adler investment partnerships in the event FHLP elects to develop a land parcel located directly in front of the mall property.

The Partnership Agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other beginning on September 30, 2005. Either partner to the Partnership may initiate a “buy-sell” proceeding which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. They also affect reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of investments in real estate, valuation of doubtful accounts and the allocation of purchase price to acquired lease rights and obligations. Actual results could differ from those amounts.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Partnership considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail property are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. Allowances, if any, given to tenants for general use will be accounted for as lease incentives and amortized on the straight-line basis over the lease terms and will reduce rental revenue. As of December 31, 2004 and 2003, approximately $349 and $16, respectively, have been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying financial statements. “Percentage rent” or rental revenue based upon a percentage of the sales recorded by the Partnership’s tenants is recognized in the period such sales were earned by the respective tenants. These amounts were

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(Dollar amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

approximately $645 in 2004 and $129 in 2003 and are included in rental revenue in the accompanying financial statements.

Rental income is also recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, whereby the amortization of acquired favorable leases and acquired unfavorable leases is recognized as a reduction of or an addition to base rental income, respectively, over the terms of the respective leases. The net amounts included as an addition to base rental income for the year ended December 31, 2004 and the period ended December 31, 2003 were approximately $805 and $289, respectively.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees are recognized when the related leases are cancelled, the tenant surrenders the space, and the Partnership has no continuing obligation to provide services to such former tenants. The Partnership recognized lease termination fees of $16 for the year ended December 31, 2004. No lease termination fee was recognized for the period from September 30, 2003 to December 31, 2003.

The Partnership provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Partnership reviews its allowance for doubtful accounts monthly. Balances that are past due over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Partnership recorded $9 in bad debt for the year ended December 31, 2004 and none for the period ended December 31, 2003.

Deferred Charges

Deferred leasing commissions, acquired in-place lease value, and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the term of the related loan using a method that approximates the effective-interest method.

Real Estate and Depreciation

Real estate is stated at historical cost less accumulated depreciation. The building and improvements thereon are depreciated on the straight-line basis over estimated useful lives of 15 to 39 years. Equipment is being depreciated on the straight-line basis over estimated useful lives of 5 to 23 years. Tenant improvements are being depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life.

In connection with certain tenant improvement and capital improvement projects, the Partnership was approved for three grants by the Commonwealth of Pennsylvania to be reimbursed for certain qualified expenditures. The grants were provided on a reimbursement basis to the Partnership and were restricted to be used for the aforementioned capital improvement projects only. The Partnership offsets the amounts received against the related capital expenditures on the accompanying balance sheets. The Partnership received $1,000 on the first two grants in 2004 and had submitted for reimbursement of an additional $3,125 on the third grant, which was received in February 2005.

It is the Partnership’s policy to capitalize interest expense and real estate taxes directly related to properties under redevelopment and to depreciate these costs over the life of the related assets. The Partnership capitalized $514 of interest and $189 of real estate taxes during the year ended December 31, 2004 and no such costs were capitalized in the period ended December 31, 2003.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(Dollar amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

The Partnership assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate has occurred.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

The Partnership allocates the purchase price of property to tangible and identified intangible assets acquired based on its fair value in accordance with the provisions of SFAS No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determination of the relative fair values of these assets. Management determines the “as-if-vacant” fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in acquired lease rights in the accompanying balance sheets) are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligation in the accompanying balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. The Partnership’s leases do not currently include fixed-rate renewal periods.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by the Partnership because such value and its consequence to amortization expense is immaterial for these particular acquisitions. The value of in-place leases exclusive of the value of above-

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(Dollar amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Purchase accounting was applied, on a pro-rata basis, to the assets and liabilities related to the Property. The results of operations of the Property since September 30, 2003 are included in the accompanying statements of operations of the Partnership. The purchase price of the Property, excluding closing costs, was $17,500. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land and building and improvements, and identified intangible assets and liabilities, consisting of the value of above- market and below-market leases, other value of in-place leases and value of tenant relationship, if any, based in each case on their fair values.

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

Land	$6,106
Building and improvements	9,092
Acquired lease rights(1)	1,486
Acquired lease obligations(1)	(3,013)
In-place lease value(1)	4,387

(1)	These intangibles are being amortized over the remaining lease terms. The weighted average remaining lease terms at December 31, 2004 are 5.2 years, 6.5 years and 16.5 years, respectively.

Amortization expense of in-place lease value is expected to be $354, $280, $240, $227 and $206 over each of the next five years through December 31, 2009.

Income Taxes

No provision for federal or state income tax expense was made on the accompanying financial statements as the items of income and expenses are reported on the respective partners’ individual tax returns.

3. Restricted Cash

Restricted cash at December 31, 2003 includes escrowed funds and other restricted deposits required in conjunction with the Partnership’s loan agreement.

4. Real Estate

Real estate consists of the following at December 31:

	2004	2003

Land	$6,156	$6,106
Building and improvements	15,412	9,136
Tenant improvements	30,710	2,551

Total investments in real estate	52,278	17,793
Accumulated depreciation	(821)	(76)

Net investments in real estate	$51,457	$17,717

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(Dollar amounts in thousands)

4. Real Estate — (Continued)

The following tables reconcile the historical cost of the Partnership’s investments in real estate and accumulated depreciation for the year ended December 31, 2004 and period from September 24, 2003 to December 31, 2003.

	2004	2003

Real Estate:
Balance, beginning of the period	$17,793	$—
Acquisition of mall property	—	15,198
Additions during the period	34,485	2,595

Balance, end of period	$52,278	$17,793

Accumulated Depreciation:
Balance, beginning of the period	$76	$—
Depreciation during the period	745	76

Balance, end of period	$821	$76

Real estate additions for 2004 are net of $4,125 in reimbursements from government grants.

5. Rents, deferred rents, and other receivables

At December 31, this account consists of the following:

	2004	2003

Tenant receivables	$65	$30
Government grants receivable	3,125	—
Accrued rents	349	16
Other receivable	488	455

Total	$4,027	$501

The government grants receivable of $3,125 represents amounts submitted to the Commonwealth of Pennsylvania for reimbursements, which was received on February 17, 2005.

6. Deferred Charges

At December 31, deferred charges consist of the following:

	2004	2003

Deferred financing costs	$779	$753
Deferred leasing costs	6,745	6,400
Acquired in-place leases	4,387	4,387

Total	11,911	11,540
Less: Accumulated amortization	(1,473)	(226)

Deferred charges, net	$10,438	$11,314

Authorization expense of in-place lease value is expected to be $354, $280, $240, $227 and $206 over each of the next five years through December 31, 2009.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(Dollar amounts in thousands)

7. Mortgage Loan Payable

The mortgage loan payable consists of the following:

	2004	2003

Mortgage Loan Payable — interest only at LIBOR plus 2.5% at December 31, 2004 and LIBOR plus 3.25% at December 31, 2003 payable monthly, due December 31, 2005, secured by the real estate and an assignment of the leases	$44,298	$3,388

The mortgage loan is a line of credit whereby the Partnership can borrow up to $46,875. The outstanding principal balance of the loan shall not exceed 65% of the fair value of the Property. Advances on the loan can be made for certain tenant improvements, capital improvements, leasing commissions and other “soft” costs. The entire mortgage loan payable balance is due on December 31, 2005. Interest rate on the mortgage loan payable was equal to LIBOR plus 3.25% per annum until November 2004 when a certain anchor tenant occupied its space and began paying rent at which time the spread became 2.5%. The effective rates on the loan on December 31, 2004 and 2003 were 5.67% and 4.37%, respectively.

Under certain circumstances, the Partnership may extend the maturity of the loan for three one-year periods. The Partnership may prepay the loan at any time without incurring any prepayment penalty.

Larry Feldman, an affiliate of the general partner, and certain Lubert-Adler investment partnerships have made guarantees up to $3,700 and $6,300, respectively, with respect to the Partnership’s mortgage loan. In March 2005, the guarantees made by Larry Feldman were assumed by Feldman Equities Operating Partnership, L.P., an affiliated entity.

The mortgage loan has certain restrictions that prohibit cash distributions to the joint venture partners until the Property’s operating cash flow funds a minimum of $5,800 of capital expenditures.

8. Related Party Transactions

As of December 31, 2004, due to affiliates of $45 represents expenses paid by an affiliated entity on behalf of the Partnership.

As of December 31, 2003, $173 was included in amounts due from affiliates representing non-interest bearing advances from the Partnership to an affiliate of the general partner. Such amounts were collected from the affiliated entity in 2004.

The Partnership has entered into a management agreement with an affiliate of the general partner to provide various management and leasing services to the Partnership. The agreement commenced on September 30, 2003 and shall terminate in accordance with its terms or the terms of any financing document. The Partnership pays an annual management fee equal to 3.5% of the annual gross receipt, as defined in the management agreement. In addition, the Partnership pays brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Furthermore, the Partnership is required to pay construction management fees equal to 3% of the total hard costs of all tenant improvement construction and capital renovation projects. Total fees paid by the Partnership aggregated $714 for the year ended December 31, 2004 and $65 for the period from September 24, 2003 to December 31, 2003.

9. Rentals Under Operating Leases

The Partnership receives rental income from the leasing of retail shopping center space under operating leases. The Partnership recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amount due.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(Dollar amounts in thousands)

9. Rentals Under Operating Leases — (Continued)

The minimum future base rentals under non-cancelable operating leases as of December 31, 2004 are as follows:

Year ending December 31,

2005	$4,899
2006	4,106
2007	3,497
2008	3,243
2009	2,676
Thereafter	23,546

Total minimum future base rentals	$41,967

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and, consequently, the Partnership’s credit risk is concentrated in the retail industry. No tenants account for more than 10% of the Partnership’s rental revenue in 2004 and 2003.

10. Commitment and Contingencies

In the normal course of business, the Partnership becomes involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Partnership’s financial position or results of operations.

Pursuant to signed leases and active construction projects as of December 31, 2004, the Partnership has commitments to make tenant improvements and other capital expenditures in the amount of $787.

Back to Contents

ITEM 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

NONE

ITEM 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(3). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B. Other Information

NONE

Back to Contents

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is hereby incorporated by reference to the material appearing in our company’s definitive proxy statement filed in connection with the annual shareholders’ meeting (the “2005 Proxy Statement”). Information required by this item, with respect to executive officers, is provided in the 2005 Proxy Statement.

The information required to be filed regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the 2005 Proxy Statement. The information required by this item, with respect to audit committee financial experts, is hereby incorporated by reference to the material appearing in the 2005 Proxy Statement.

The information required by this item, with respect to the adoption of a code of ethics, is hereby incorporated by reference to the material appearing in the 2005 Proxy Statement. Our company’s Code of Business Ethics, which applies to all employees, officers and directors, including principal executive officer, principal financial officer and principal accounting officer, is posted on our website at http://www.feldmanmall.com.

The Board of Directors has adopted Corporate Governance Guidelines and charters for its Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website. Investors may also obtain a free copy of the Code of Business Ethics, the Corporate Governance Guidelines or the committee charters by contacting the Investor Relations Department at 1010 Northern Boulevard, Suite 314, Great Neck, NY 11021 or by telephoning (516) 684-1239.

ITEM 11. Executive and Director Compensation

The information set forth under the Captions, “Election of Directors — Director Compensation” and “Executive Compensation,” in the 2005 Proxy Statement, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the Captions, “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the 2005 Proxy Statement, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information set forth under the caption, “Certain Relationships and Related Transactions,” in the 2005 Proxy Statement, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information regarding principal accounting fees and services, and the audit committee’s pre-approval policies and procedures required by this Item 14, is incorporated herein by reference to the 2005 Proxy Statement.

ITEM 15. Exhibits and Financial Statements Schedules

(a)	“Financial Statements and Schedules” — see Index to Financial Statements included in Item 8.

(b)	Reports on Form 8-K

NONE.

(c)	Exhibits

Back to Contents

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Feldman Mall Properties, Inc. (1)
3.2	Second Amended and Restated Bylaws of Feldman Mall Properties, Inc. (2)
3.3	Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP. (5)
3.4	First Amendment to Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP. (5)
3.5	Declaration of Trust of Feldman Holdings Business Trust I. (1)
3.6	Declaration of Trust of Feldman Holdings Business Trust II. (1)
3.7	Amended and Restated Operating Agreement of Feldman Equities of Arizona, LLC, dated as of August 13, 2004 by and between Feldman Partners, LLC, Feldman Equities Operating Partnership, LP, Lawrence Feldman, Jeffrey Erhart and Edward Feldman. (1)
10.1	Registration Rights Agreement, dated as of November 15, 2004, by and among Feldman Mall Properties, Inc. and the parties listed on Schedule I thereto. (1)
10.2	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman. (5)
10.3	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and James Bourg. (1)
10.4	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen. (1)
10.5	Employment Agreement, dated August 13, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart. (1)
10.6	Employment Agreement, dated November 6, 2004, by and between Feldman Mall Properties, Inc. and Thomas E. Wirth. (1)
10.7	Subscription Agreement, dated August 13, 2004, by and between Feldman Equities Operating Partnership, LP, Feldman Equities of Arizona, LLC and Feldman Mall Properties, Inc. (1)
10.8	Contribution Agreement, dated as of August 13, 2004, by and between James Bourg, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC. (1)
10.9	Irrevocable Contribution Agreement, dated as of August 13, 2004, by and between Lawrence Feldman, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I, Feldman Mall Properties, Inc. and Feldman Equities of Arizona, LLC. (1)
10.10	Contribution Agreement, dated as of August 13, 2004, by and between Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC. (1)
10.11	Contribution and Subscription Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart and Feldman Equities of Arizona, LLC. (1)
10.12	Dubin Ownership Interest Assignment Agreement, dated as of August 13, 2004, by and between Dennis Dubin, Mildred Dubin and Feldman Equities of Arizona, LLC. (1)
10.13	Ash Ownership Interests Assignment Agreement, dated as of August 13, 2004, by and among Ash Foothills Investors, LLC, Bruce Ash, Paul Ash and Feldman Equities of Arizona, LLC. (5)
10.14	Merger Agreement, dated as of August 13, 2004, by and between Feldman Equities General Partner Inc., Feldman Equities General Partner Merger Inc., Feldman Equities Partners, LLC and Feldman Mall Properties, Inc. (1)
10.15	FHGP Merger Agreement, dated as of August 13, 2004, by and between Feldman Harrisburg General Partner Inc., Feldman Harrisburg General Partner Merger Inc., Feldman Partners, LLC and Feldman Mall Properties, Inc. (1)
10.16	Recapitalization Agreement, dated as of August 13, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc. (1)
10.17	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and James Bourg. (5)

Back to Contents

Exhibit Number	Description

10.18	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Kaplan. (5)
10.19	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Thomas Wirth. (5)
10.20	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart. (5)
10.21	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen. (5)
10.22	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman. (5)
10.23	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Bruce Moore. (5)
10.24	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Paul McDowell. (5)
10.25	Erhart Redemption Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.26	Feldman Partners, LLC Redemption Agreement, dated as of August 13, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.27	Purchase and Sale Agreement, dated as of September 29, 2004, by and between BRE/Colonie Center LLC. and Feldman Equities Operating Partnership, LP. (1)
10.28	First Amendment to Purchase and Sale Agreement, dated December 13, 2004, by and between BRE/Colonie Center LLC and Feldman Equities Operating Partnership, LP. (3)
10.29	Second Amendment to Purchase and Sale Agreement, dated January 28, 2005, by and between BRE/Colonie Center LLC, FMP Colonie Center LLP and Feldman Equities Operating Partnership, LP. (3)
10.30	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.31	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Lawrence Feldman, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.32	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between James Bourg, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.33	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Scott Jensen, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.34	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Jeffrey Erhart, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.35	Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as of September 30, 2003. (1)
10.36	First Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as October 1, 2003. (1)
10.37	Second Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated November 13, 2003. (1)
10.38	Agreement Regarding Feldman Lubert Adler Harrisburg LP, dated July 19, 2004. (1)
10.39	First Amendment to Feldman Partners, LLC Redemption Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)

Back to Contents

Exhibit Number	Description

10.40	First Amendment to Recapitalization Agreement, dated as of November 15, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc. (1)
10.41	2004 Incentive Bonus Plan. (1)
10.42	2004 Equity Incentive Plan. (1)
10.43	Purchase and Sale Agreement, dated as of December 29, 2004, by and between LaSalle Bank National Association and FMP Stratford LLC.(4)
10.44	Form of Restricted Stock Agreement (5)
14.0	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries of Feldman Mall Properties, Inc. (5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246 dated December 15, 2004).
(2)	Incorporated by reference from the Company’s Form 8-K filed on March 17, 2005.
(3)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2005.
(4)	Incorporated by reference from the Company’s Form 8-K filed on January 5, 2005.
(5)	Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELDMAN MALL PROPERTIES, INC. Registrant

Date: April 15, 2005	By: /s/ Larry Feldman
Larry Feldman
Chairman and Chief Executive Officer

Date: April 15, 2005	By: /s/ Thomas Wirth
Thomas Wirth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry Feldman Larry Feldman	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2005

/s/ Thomas Wirth Thomas Wirth	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 15, 2005

/s/ James Bourg James Bourg	Executive Vice President and Chief Operating Officer and Director	April 15, 2005

/s/ Bruce Moore Bruce Moore	Director	April 15, 2005

/s/ Paul McDowell Paul McDowell	Director	April 15, 2005

/s/ Lawrence Kaplan Lawrence Kaplan	Director	April 15, 2005