Form 10-Q
period 2005-03-31
Feldman Mall Properties, Inc.
filed 2005-05-16
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-32365

FELDMAN MALL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-4284187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Northern Boulevard – Suite 314, Great Neck, New York 11021
(Address of principal executive offices – zip code)

(516) 684-1239
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 12,555,226 at May 5, 2005.

Back to Contents

FELDMAN MALL PROPERTIES, INC.

Back to Contents

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	March 31, 2005	December 31, 2004

	(Unaudited)
Assets:
Investments in real estate, net	$224,683	$143,653
Investment in unconsolidated real estate partnership	5,106	5,150
Cash and cash equivalents	19,015	15,607
Restricted cash	5,788	4,555
Rents, deferred rents and other receivables, net	3,604	1,921
Acquired lease rights, net	7,509	4,167
Acquired in-place lease values, net	12,364	11,504
Deferred charges, net	1,665	675
Other assets	3,234	1,551

Total Assets	$282,968	$188,783

Liabilities and Stockholders’ Equity:
Mortgages and other loans payable	$129,750	$54,750
Due to affiliates	8,996	12,941
Accounts payable, accrued expenses and other liabilities	7,679	7,862
Acquired lease obligations, net	7,467	4,737
Dividends and distributions payable	3,778	—

Total liabilities	157,670	80,290

Minority interest	13,585	13,962

Stockholders’ Equity
Common stock	124	108
Additional paid-in capital	114,952	95,672
Distributions in excess of earnings	(4,232)	(1,249)
Accumulated other comprehensive income	869	—

Total stockholders’ equity	111,713	94,531

Total Liabilities and Stockholders’ Equity	$282,968	$188,783

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	March 31,

	2005	2004

	(The Company)	(The Predecessor)
Revenue:
Rental	$5,950	$1,784
Tenant reimbursements	3,188	1,226
Management, leasing and development services	151	233
Interest and other income	283	182

Total Revenue	9,572	3,425

Expenses:
Rental property operating and maintenance	3,049	913
Real estate taxes	1,165	340
Interest	1,649	1,083
Depreciation and amortization	1,878	399
General and administrative	1,369	419

Total Expenses	9,110	3,154
Equity in (loss) earnings of unconsolidated real estate partnership	(44)	82

Income before minority interest	418	353
Minority interest	48	184

Net Income	$370	$169

Basic and diluted income per share	$0.03

Basic weighted average common shares outstanding	12,216
Weighted average common stock equivalents outstanding	1,593

Diluted weighted average common shares outstanding	13,809

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Share Data)
(Unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance at December 31, 2004	10,789,895	$108	$95,672	$(1,249)	$—	$94,531	$—
Net proceeds from offering of common stock	1,600,000	16	20,784	—	—	20,800	—
Common stock issued to independent directors	3,000	—	39	—	—	39	—
Costs associated with offering	—	—	(1,543)	—	—	(1,543)	—
Net income	—	—	—	370	—	370	370
Net unrealized gain on derivative instrument	—	—	—	—	869	869	869
Dividends	—	—	—	(3,353)	—	(3,353)	—

Balance at March 31, 2005	12,392,895	$124	$114,952	$(4,232)	$869	$111,713	$1,239

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

	(The Company)	(The Predecessor)
Cash Flows From Operating Activities:
Net Income	$370	$169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,878	399
Amortization of deferred financing costs	94	39
Provision for doubtful accounts	83	57
Non cash compensation expense	112	—
Non cash interest expense	75	—
Minority interest	48	184
Equity in loss (earnings) of unconsolidated real estate partnership	44	(82)
Net change in revenue related to acquired lease rights/obligations	(181)	14
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(1,766)	(535)
Restricted cash relating to operating activities	(1,030)	(361)
Other deferred costs	(284)	(53)
Other assets	542	(177)
Accounts payable, accrued expenses and other liabilities	1,530	240

Net cash provided by (used in) operating activities	1,515	(106)

Cash Flows From Investing Activities:
Investment in unconsolidated real estate partnership	—	209
Expenditures for real estate improvements	(596)	(1,106)
Real estate acquisitions, net of acquired assets and assumed liabilities	(84,380)	—
Change in restricted cash relating to investing activities	(203)	(150)

Net cash used in investing activities	(85,179)	(1,047)

Cash Flows From Financing Activities:
Proceeds from equity offering	20,800	—
Payment of offering costs	(3,754)	—
Proceeds from mortgage loans payable	75,000	—
Repayment of loans payable	—	(249)
Increase in revolving line of credit borrowings	—	(48)
Increase in due to affiliates	—	167
Distributions to members of the predecessor	(4,020)	—
Change in restricted cash relating to financing activities	—	(4)
Payment of deferred financing costs	(954)	—

Net cash provided by (used in) financing activities	87,072	(134)

Net change in cash and cash equivalents	3,408	(1,287)
Cash and cash equivalents, beginning of period	15,607	3,977

Cash and cash equivalents, end of period	$19,015	$2,690

Supplemental disclosures of cash flow information: Cash paid during the period for interest, net of amounts capitalized	$1,403	$898

Supplemental disclosures of non cash investing and financing activities:
Assets acquired in connection with real estate acquisition	$1,147	—

Liabilities assumed in connection with real estate acquisition	$412	—

Unrealized gain on derivative instrument	$928	—

Dividends and distributions payable	$3,778	—

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. Organization and Description of Business

     Feldman Equities of Arizona, LLC (the “Predecessor”) was organized under the laws of the State of Arizona and commenced operations on April 1, 2002. Feldman Mall Properties, Inc. (the “Company”), its affiliates and subsidiaries are principally engaged in the acquisition and management of retail malls. Tenants include national and regional retail chains as well as local retailers.

     Feldman Mall Properties, Inc. was incorporated in Maryland on July 14, 2004. The Company closed its initial offering of its common stock on December 16, 2004 (the “Offering”). The Company’s wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 87.1% of, Feldman Equities Operating Partnership, LP (the “Operating Partnership”). The Company, through such subsidiaries, has control over major decisions of the Operating Partnership, including decisions related to sale or refinancing of the properties. The Company, the Operating Partnership and Feldman Equities Management Services Company (the “Service Company”) were formed to continue to operate and expand the business of the Predecessor. The Company consolidates the assets and liabilities of the Operating Partnership in accordance with AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (SOP 78-9). Until the completion of the Offering, the Company, the Operating Partnership and the Service Company had no operations.

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

     In a series of transactions culminating with the closing of the Offering, the Company, the Operating Partnership and the Service Company, together with the partners and members of the affiliated partnerships and limited liability companies affiliated with the Predecessor and other parties which hold direct or indirect ownership interests in the properties (collectively, the “Participants”), engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Predecessor, (ii) enable the Company to raise the necessary capital to acquire interests in certain of the properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to qualify as a real estate investment trust and (vi) preserve tax advantages for certain Participants.

     Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, which were executed on August 13, 2004, the Operating Partnership received a contribution of interests in the Predecessor, which included the property management, leasing, and real estate development operations in exchange for limited partnership interests in the Operating Partnership.

     As part of the Formation Transactions, the owners of the Predecessor contributed their ownership interests in the Predecessor to the Operating Partnership. Collectively, these contributors, including Messrs. Bourg and Jensen, owned 12.9% of the Operating Partnership, as limited partners. The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. Organization and Description of Business – (Continued)

     As of March 31, 2005, the Company was invested in four real estate properties: The Foothills Mall in Tucson, Arizona, acquired in April 2002, the Stratford Square Mall in Bloomingdale, Illinois, acquired in December 2004, the Colonie Center Mall in Albany, New York, acquired in February 2005 and a minority interest in a partnership owning the Harrisburg Mall in Harrisburg, Pennsylvania, acquired in September 2003.

2. Summary of Significant Accounting Policies

     Basis of Quarterly Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2005 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2004.

     Principles of Consolidation and Equity Method of Accounting

     The accompanying condensed consolidated financial statements of the Company and the Predecessor include the accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

     For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company follows the accounting set forth in AICPA Statement of Position No. 78-9–  Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and the Company does not exercise direct or indirect control. Factors the Company considers in determining whether or not it exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that the Company is deemed to control these entities, these entities are consolidated.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

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

Critical Accounting Policies and Management’s Estimates

     The Company has identified certain critical accounting policies that affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. On an ongoing basis, the Company evaluates estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available to the Company and on various other assumptions that management believes are reasonable under the circumstances.

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

     The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate, including real estate held by any uncombined real estate entities accounted for using the equity method. These assessments have a direct impact on the Company’s net income (loss) because recording an impairment loss results in an immediate negative adjustment to income.

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

     The preparation of the condensed consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. They also affect reported amounts of revenues and expenses during the reporting period. Significant items, subject to such estimates and assumptions, include the carrying amount of investments in real estate, allowance for doubtful accounts and the allocation of the purchase price of real estate to in-place leases and acquired lease rights and obligations. Actual results could differ from those amounts.

Cash and Cash Equivalents

     For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Restricted Cash

     Restricted cash includes escrowed funds and other restricted deposits in conjunction with the Company’s loan agreements.

Revenue Recognition and Tenant Receivables

     Base rental revenues from rental retail properties are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. As of March 31, 2005 and December 31, 2004, approximately $1,240 and $1,110, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying condensed consolidated financial statements. “Percentage rent” or rental revenue, which is based upon a percentage of the sales recorded by the Company’s tenants, is recognized in the period such sales are earned by the respective tenants.

     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses, are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Predecessor and the Company recorded $125 of lease termination fees during the three months ended March 31, 2004 and none for the corresponding 2005 period.

     The Company’s other source of revenues comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of cash receipts from managed property and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized upon the consummation of new leases. Development fees are earned and recognized over the time period of the development activity. These activities are referred to as “management, leasing and development services” in the condensed consolidated statements of operations.

     The Company provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying condensed consolidated balance sheets are shown net of an allowance for doubtful accounts of $498 and $414 as of March 31, 2005 and December 31, 2004, respectively.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

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

     It is the Company’s policy to capitalize interest and real estate taxes to properties under redevelopment and to depreciate these costs over the life of the related assets. Interest in the amount of $11 and $39 was capitalized for the three months ended March 31, 2005 and 2004, respectively.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

     The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by the Company because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

     The Company acquired Stratford Square Mall, located in Bloomingdale, Illinois, on December 30, 2004 and acquired Colonie Center Mall, located in Albany, New York, on February 1, 2005. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values.

     The following are the amounts assigned to each major asset and liability caption at the acquisition date:

	Colonie	Stratford

Land	$9,045	$11,528
Building and improvements	71,507	74,547
Acquired lease rights	3,687	3,380
Acquired lease obligations	(3,256)	(3,352)
In-place lease value	2,662	7,262

Total Purchase Price	$83,645	$93,365

     Pro Forma Financial Information

     The following table summarizes, on an unaudited pro forma basis, the results of operations for the three months ended March 31, 2005 and 2004 as though the Formation Transactions and the acquisitions of Stratford Square Mall and Colonie Center Mall had occurred on January 1, 2004:

	2005	2004

Pro forma revenues	$10,589	$11,091
Pro forma net income	$538	$1,355
Pro forma earnings per common share-basic	$0.04	$0.11
Pro forma earnings per common share and common share equivalents-diluted	$0.04	$0.11
Pro forma common shares-basic	12,392,895	12,392,895
Pro forma common share and common share equivalents-diluted	13,986,359	13,986,359

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

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

     As a REIT, the Company is permitted to deduct dividends paid to its stockholders, eliminating the federal taxation of income represented by such dividends at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and State income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

     The Predecessor and its subsidiaries are limited liability partnerships or limited liability companies. As such, no Federal or state income tax expense was recorded as items of income or expense by the Predecessor as these amounts are recorded on the members’/partners’ individual tax returns.

     Mortgage Recording Tax–Hypothecated Loan

     The Company has a mortgage tax credit loan of approximately $50,800 at March 31, 2005. The loan is collateralized by the mortgage encumbering the Company’s ownership interest in the Colonie Center Mall. The loan is also collateralized by an equivalent amount of the Company’s cash which was held by the lender and invested in overnight money market funds and US Treasury securities. Interest earned on the cash collateral was applied by the lender to service the loan with the lender. The Operating Partnership and lender each have the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at March 31, 2005.

     The purpose of the loan is to temporarily preserve mortgage recording tax credits for the future mortgage financing of the Colonie Center Mall which the company intends to finance during 2005 for which these credits would be applicable. At the same time, the underlying mortgage remains a bona-fide debt to the lender.

     Earnings Per Share

     The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. This also includes 1,593,464 units of limited partnership interest that were included in the 2005 diluted share calculation for the three months ended March 31, 2005. The 2004 results represent the Predecessor and accordingly, no EPS computations have been presented.

     Segment Information

     The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and operates in one reportable segment, retail mall real estate.

     Recent Accounting Pronouncements

     On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company adopted in December 2004. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

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

     Based on the tentative conclusions, the presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”–the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or participating rights–the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The Company does not believe that the adoption of EITF 04-05 will have a material effect on the condensed consolidated financial statements.

     Derivatives and Hedges

     FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

     Reclassification

     Certain prior period balances have been reclassified to conform with the current period financial statement presentation.

3. Mortgage and Other Loans Payable

     At March 31, 2005 and December 31, 2004, mortgages and other loans payable consisted of the following:

	2005	2004

Mortgage Loan Payable – interest only at 5.09% payable monthly, due November 1, 2008, secured by the Foothills Mall property	$54,750	$54,750

Mortgage loan payable – interest only at 125 basis points over LIBOR (4.125% at March 31, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	—

Total	$129,750	$54,750

     In January 2005, the Company completed a $75,000, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The terms of the mortgage do not permit the Company to prepay the loan during the first 18 months.

     In connection with the Stratford Square Mall mortgage financing, during January 2005, the Company entered into a $75,000 swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage and Other Loans Payable – (Continued)

     In accordance with the mortgage loan agreement in effect as of March 31, 2005 and December 31, 2004, all cash receipts of the Foothills Mall are deposited directly into restricted lockbox accounts. These receipts are then allocated and held in restricted cash accounts in accordance with the cash management agreements, which are part of the loan agreements. The loan is closed to prepayment during a lockout period until the first to occur of (i) three years following commencement of the loan or (ii) two years following the sale of the loan to a bondholder trust. After the end of the lockout period, the loan is open to prepayment by defeasance (providing treasury bonds as substitute collateral for the property) only. Therefore, the Company may not defease the loan until May 2006. Assuming no payments are made on the principal amount of this loan prior to November 1, 2008, the balance to be due at such date will be approximately $54,800.

4. Related Party Transactions

     As of December 31, 2003, $5,533 was included in due to affiliates in the accompanying condensed consolidated balance sheet for advances and related accrued interest due to Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), the majority owner of the Predecessor. The advances were made to fund the Predecessor’s investment in the Foothills Mall and to reimburse Feldman Partners, LLC for certain salary and overhead costs. These costs amounted to $131 for the three months ended March 31, 2004. The operating agreement of the Predecessor provided that such advances made by its members shall bear interest at a rate of 15% per annum, were unsecured and were to be repaid before any other distribution to any member. The interest expense on such advances amounted to $197 for the three months ended March 31, 2004. In December 2004, $4,000 of these advances were repaid and the balance was included in the total consideration received in the Formation Transactions.

     Since September 2003, the Company provides certain property management, leasing and development services to its unconsolidated real estate partnership for an annual management fee of 3.5% of gross receipts, a construction management fee of 3% on the amount of capital improvements and customary leasing fees for a mall leasing agent, as defined by their agreement. In addition, the Company earns brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnership aggregated $147 and $67 for the three months ended March 31, 2005 and 2004, respectively. These fees are recorded in management, leasing and development services on the accompanying condensed consolidated statements of operations.

     Prior to being employed by the Company, an officer provided professional services to the Company and Predecessor. Fees charged by the officer to the Company for the three months ended March 31, 2004 were $4.

5. Rentals Under Operating Leases

     The Company receives rental income from the leasing of retail shopping center space under operating leases. The Company recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due as reduced by amortization of capitalized above-market lease values. Amounts included in tenant receivables based on recording lease income on the straight-line basis for the three months ended March 31, 2005 and 2004 were $128, and $120, respectively.

     The minimum future base rentals under non-cancelable operating leases as of March 31, 2005 are as follows:

Year ending December 31,
2005	$19,811
2006	18,687
2007	17,482
2008	14,868
2009	12,429
Thereafter	50,068

Total future minimum base rentals	$133,345

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

5. Rentals Under Operating Leases – (Continued)

     Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and consequently, the Company’s credit risk is concentrated in the retail industry. One tenant (movie theatre), whose lease expires in 2017, accounted for more than 10% of the Company’s rental revenues during the three months ended March 31, 2004. Rental income collected from this tenant aggregated $208 for the three months ended March 31, 2004. For the three months ended March 31, 2005, no tenant exceeded 10% of rental revenues.

6. Due to Affiliates

     At December 31, 2004, due to affiliates primarily reflects obligations to make payments to certain owners of the Predecessor in connection with the Formation Transactions. As part of the Formation Transactions, the owners of the Predecessor are entitled to the following:

     Messrs. Feldman, Bourg and Jensen have the right to the receipt of funds totaling $7,594 at December 16, 2004 from certain restricted cash accounts, once these accounts are released to the Company. The owners were paid $3,700 of the restricted cash accounts prior to December 31, 2004 and are due $3,894 at March 31, 2005.

     Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the Formation Transactions upon the achievement of a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument which is recorded as an obligation of the Company as of the Offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $5,122 and $5,047 and is included in due to affiliates at March 31, 2005 and December 31, 2004, respectively. The fair value of this obligation will be assessed by the Company’s management on a quarterly basis. The change in the fair value is included in interest expense in the accompanying condensed consolidated statements of operations.

     In December 2004, the Predecessor agreed to make a distribution to its members in the amount of $4,000, which was unpaid and in due to affiliates at December 31, 2004. Such amount was paid in January 2005.

7. Stockholders’ Equity

     The Company’s authorized capital stock consists of 250,000,000 shares, $.01 par value, including up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2004, 10,789,895 shares of common stock was issued and outstanding. The Company has not issued any shares of preferred stock as of December 31, 2004. Subsequent to December 31, 2004, the Company issued 1,000 fully-vested shares of its common stock to each of its three independent directors.

     In January 2005, the Company sold 1,600,000 shares of our common stock at a gross price of $13.00 per share. The net proceeds from this offering, after underwriting fees, were approximately $19,300.

     As of March 31, 2005, 12,392,895 shares of common stock were issued and outstanding.

8. Minority Interest

     As of March 31, 2005 minority interest relates to the interests in the Operating Partnership that are not owned by the Company, of approximately 11.4%. In conjunction with the formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received Units. Limited partners who acquired Units in the Formation Transactions have the right, commencing on or after December 16, 2005, to require the Operating Partnership to redeem part or all of their Units for cash, or an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

     Until December 15, 2004, the minority interest represented an unaffiliated investors’ interest in the Foothills Mall, which was acquired (see Note 2).

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

8. Minority Interest

     In connection with the Formation Transactions, the Operating Partnership issued 1,593,464 OP units to Messrs. Feldman (including members of his family), Bourg, Jensen and Erhart in exchange for approximately 89.4% of their combined interests in the Predecessor.

9. Commitment and Contingencies

     In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

     In connection with the Company’s acquisition of the Colonie Center Mall, the purchase price is subject to increase up to an additional $9,000 if, prior to June 30, 2005, certain pending leases in negotiation at the time of acquisition are executed. The Company will disburse the additional purchase price once the tenants under such leases take occupancy and commence rental payments.

10. Investment in Unconsolidated Real Estate Partnerships

     The Company has a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “Partnership”). The Partnership purchased a 900,000 square foot regional mall in Harrisburg, Pennsylvania on September 30, 2003. Summarized financial information for this investment, which is accounted for by the equity method, is as follows:

	March 31, 2005	December 31, 2004

Investment in real estate	$50,720	$51,457
Receivables including deferred rents	1,020	756
Other assets	12,480	15,790

Total assets	$64,220	$68,003

Loan payable	$43,060	$44,298
Other liabilities	1,984	4,352
Owners’ equity	19,176	19,353

Total liabilities and owners’ equity	$64,220	$68,003

The Company’s share of owners’ equity	$5,106	$5,150

	Three Months Ended March 31,

	2005	2004

Revenue	$2,700	$2,167
Operating and other expenses	(1,455)	(1,036)
Interest expense (including the amortization of deferred financing costs)	(546)	(266)
Depreciation and amortization	(876)	(339)
Other	—	(200)

Net (loss) income	$(177)	$326

The Company’s and the Predecessor’s share of net (loss) income	$(44)	$82

     The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan, as amended in December 2003, permitted the Partnership to draw up to $43,060, and was subsequently amended in October 2004 to increase the lender’s commitment by $3,815 to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. The effective rates on the loan at March 31, 2005 and December 31, 2004 were 5.27% and 5.67%, respectively. The loan is interest-only and matures on December 31, 2005.

     Under certain circumstances, the Partnership may extend the maturity of the loan for three, one-year periods. The Partnership may prepay the loan at any time without incurring any prepayment penalty. The loan presently has a limited recourse of $10,000 of which our joint venture partner is liable for $6,300 or 63%, and the Company is liable for $3,700 or 37%.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

10. Investment in Unconsolidated Real Estate Partnerships – (Continued)

     The balance outstanding under the loan was $43,060 and $44,298, as of March 31, 2005 and December 31, 2004, and the Partnership intends to continue to draw down the loan and use cash flow from property operations to fund its capital expenditure commitments, which were $1,058 at March 31, 2005. The loan has certain restrictions that prohibit cash distributions to the joint venture partners until the property’s operating cash flow funds a minimum of $5,800 of capital expenditures.

     On July 19, 2004, the Predecessor entered into an agreement with its joint venture partner providing the Company with the option to purchase all of the partnership interests of its joint venture partner, at any time within one year, for an amount of $27,600 in cash. Currently, the Company does not anticipate exercising such option.

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

11. Fair Value of Financial Instruments

     As of March 31, 2005 and December 31, 2004, the fair values of the Company’s mortgage and other loans payable, are approximately the carrying values as the terms are similar to those currently available to the Company for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

12. Financial Instruments: Derivatives and Hedging

     The following summarizes the notional and fair value of our derivative financial instrument at March 31, 2005. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$928

     On March 31, 2005, the derivative instrument was reported as a net asset at a fair value of approximately $928. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive income will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.

     We are hedging exposure to variability in anticipated future interest payments on existing variable rate debt.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND
FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
March 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

13. Subsequent Events

Tallahassee Mall
Tallahassee, Florida

     On May 5, 2005 the Company announced the signing of a purchase contract to acquire the Tallahassee Mall, a 963,000 square foot mall located in Tallahassee, the state capital of Florida. The purchase contract is subject to the completion of customary real estate contractual requirements. In addition, the purchase contract is subject to the approval of the assumption of the existing mortgage loan by the Company. The purchase price of $61,500 includes the assumption of the existing mortgage loan of approximately $45,300 plus cash in the amount of approximately $16,200. The property is subject to a long term ground lease that expires in the year 2063 (assuming the exercise of an extension option). The ground lease does not contain a purchase option.

Northgate Mall
Cincinnati, Ohio

     On May 2, 2005, the Company announced the signing of a purchase contract to acquire Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase contract is subject to the completion of customary real estate contractual requirements and is also subject to the lender's consent of the Company’s assumption of an existing mortgage loan. The purchase price of $110,000 includes the assumption of the existing mortgage loan in the approximate amount of $79,600 plus cash in the amount of approximately $30,400. The first mortgage being assumed by the Company bears interest at a fixed rate of 6.60% and has a November 2012, maturity date.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On December 16, 2004, we completed our formation transactions and initial public offering and sold 10,666,667 shares of our common stock and contributed the net proceeds to our operating partnership. Subsequently, on January 11, 2005, we sold an additional 1,600,000 shares of our common stock to underwriters upon their full exercise of their over-allotment option.

     Prior to the completion of the offering and formation transactions, our business was conducted by our predecessor, Feldman Equities of Arizona LLC, and its subsidiaries and affiliates. The condensed consolidated financial statements for the three months ended March 31, 2005 represent the results of our company and the condensed consolidated financial statements for the three months ended March 31, 2004 represent the results of our predecessor. Our predecessor was engaged in comprehensive mall renovation and repositioning projects. These projects included the Foothills Mall, which was acquired through a joint venture by our predecessor in April 2002, and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in September 2003. Through December 15, 2004, our predecessor consolidated the financial results of the Foothills Mall and accounted for its investment in the Harrisburg Mall using the equity method of accounting.

     A discussion of the results of operations of our predecessor and our company is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement our growth and business plan over time. For the following reasons, the results of operations of our predecessor and our company may not be indicative of the results of our future operations:

•	Since our predecessor acquired its interests in the Foothills Mall in 2002 and in the Harrisburg Mall in 2003, these malls have undergone dramatic changes in architectural design and appearance, layout, square footage and tenant composition. We estimate that the redevelopment costs (excluding the costs of acquisition) for the renovation and repositioning of the Harrisburg Mall and Foothills Mall will total approximately $56.3 million and $11.0 million, respectively. These changes have already improved the performance of these properties. In the case of the Harrisburg Mall, leased square footage has grown from approximately 429,000 at acquisition to 798,000 as of December 31, 2004. In the case of the Foothills Mall, leased square footage as a percentage of total rentable area was maintained at approximately 90% throughout the renovation process which added approximately 27,000 square feet of rentable area.

•	On December 30, 2004, we acquired the Stratford Square Mall located in Bloomingdale, Illinois for a base purchase price of $93.1 million. Located in rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the 1.3 million square foot mall has an overall occupancy of 90.4% with shop tenant occupancy of 69% (excluding temporary and anchor tenants). Including temporary tenants, the shop occupancy as of December 31, 2004 was 88%. Including anchor and temporary tenants, the mall’s overall occupancy was 96% at December 31, 2004. The mall boasts 6 non-owned anchor tenants including Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

•	In January 2005, we completed a $75 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $20 million are complete, the total leverage is expected to decrease to approximately 65% of total anticipated cost. In connection with the Stratford Square Mall financing, during January 2005, the Company entered into a $75 million swap commencing February 2005 with an all-in-rate of 5% with a final maturity date in January 2008. The effect of the swap is to fix the interest rate on the Stratford Square Mall mortgage loan.

•	In September 2004, we entered into a binding agreement to acquire the Colonie Center Mall, located in Albany, New York, for an initial purchase price of $82.2 million. The initial purchase price is subject to increase by up to an additional $9 million if certain pending leases in negotiation are executed as of June 30, 2005, and tenants under such leases, subsequently, take occupancy and commence rental payments. We acquired Colonie Center on February 1, 2005 and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. We intend to commence the renovation and repositioning project for Colonie Center during 2005. We estimate that the total additional investment required to renovate and reposition this property, including tenant improvements and leasing commissions, will be approximately $22.0 million.

Back to Contents

Critical Accounting Policies

     A summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements are set forth below. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the condensed consolidated financial statements included in this quarterly report on Form 10-Q. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ from these estimates.

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

Principles of Consolidation and Equity Method of Accounting

     The accompanying condensed consolidated financial statements include all of the accounts of our company, our operating partnership and the wholly-owned subsidiaries of our operating partnership by our predecessor. Property interests contributed to our operating partnership in the formation transactions in exchange for OP units have been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. Prior to the formation transactions, our company and our operating partnership had no significant operations; therefore, the combined operations for the period prior to December 15, 2004, represent primarily the operations of our predecessor. The combination did not require any material adjustments to conform the accounting principles of the separate entities. The remaining interests, which were acquired for cash, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and the liabilities assumed.

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

     For a joint venture investment, which is not a VIE or in which our company is not the primary beneficiary, we follow the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control. Factors that we will consider in determining whether or not we exercise control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

Back to Contents

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

Purchase Price Allocation

     We allocate the purchase price of properties to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141, Business Combinations. In making estimates of fair values for the purpose of allocating purchase price, management utilized a number of sources. We also consider information about each property obtained as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

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

Back to Contents

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

Results of Operations

Overview

     The discussion below relates to the results of operations of our company and our predecessor which, throughout the periods discussed below, was engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our initial public offering, our Company acquired the Stratford Square Mall (December 2004) and Colonie Center Mall (February 2005), collectively the “Acquisition Properties” which are included in our consolidated results for the three months ended March 31, 2005 and not included in our results for the three months ended March 31, 2004.

     The results of operations for the three months ended March 31, 2005 and 2004 are the results of our company and our predecessor, respectively.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Revenues

     Rental revenues increased approximately $4.2 million, or 233%, to $6.0 million for the three months ended March 31, 2005 compared to $1.8 million for the three months ended March 31, 2004. The increase was primarily due to a $4.1 million increase from the Acquisition Properties and $0.1 million increase at the Foothills Mall primarily due to increased mall occupancy.

     Revenues from tenant reimbursements increased $2.0 million, or 160%, to $3.2 million for the three months ended March 31, 2005 compared to $1.2 million for the three months ended March 31, 2004. The increase was primarily due to a $2.1 million increase from the Acquisition Properties and a $0.1 million decrease at the Foothills Mall due to lower real estate tax reimbursements.

     Revenues from management, leasing and development services decreased $82,000, or 35.2%, to $151,000 for the three months ended March 31, 2005 compared to $233,000 for the three months ended March 31, 2004. The decrease was primarily due to the lower construction management fee revenues related to completion of construction at the Harrisburg Mall.

     Interest and other income increased $101,000, or 55.5%, to $283,000 for the three months ended March 31, 2005 compared to $182,000 for the three months ended March 31, 2004. The increase was primarily due to $172,000 of interest income received in 2005 from cash on hand partially offset by a lease termination payment of $125,000 received in 2004.

Expenses

     Rental property operating and maintenance expenses increased $2.1 million, or 234%, to $3.0 million for the three months ended March 31, 2005 compared to $913,000 for the three months ended March 31, 2004. The increase was due to a $2.2 million increase from the Acquisition Properties partially offset by a $0.1 million decrease in expenses at the Foothills Mall.

     Interest expense increased $566,000, or 52.3%, to $1.6 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004. The increase was primarily due to $800,000 of interest associated with the mortgage on Stratford Square Mall and a $75,000 increase related to the Harrisburg earn-out accretion partially offset by the decrease in interest of $165,000 associated with the payoff of the mezzanine loan in December 2004 in connection with the Company’s initial public offering and a $197,000 decrease related to the 2004 payoff of the loan due to Larry Feldman.

     Depreciation and amortization expense increased $1.5 million, or 371%, to $1.7 million for the three months ended March 31, 2005 compared to $399,000 for the three months ended March 31, 2004. The increase is primarily due to a $1.2 million increase in depreciation from the Acquisition Properties and a $0.3 million increase at the Foothills Mall due to the depreciation expense associated with the 2004 renovation improvements being placed into service.

     General and administrative expenses increased $950,000, or 227%, to $1.4 million for the three months ended March 31, 2005 compared to $419,000 for the three months ended March 31, 2004. The increase was primarily due to (i) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona, (ii) increase in personnel costs, and (iii) additional costs associated with being a publicly-traded REIT.

Back to Contents

     Equity in (loss)/earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled ($44,000) for the three months ended March 31, 2005 as compared to $82,000 of income for the three months ended March 31, 2004. The 2005 loss at the Harrisburg Mall is primarily due to increased depreciation resulting from the 2004 capital renovations and increased interest expenses due to increased loan balance.

     Minority interest for the three months ended March 31, 2005 represents the unitholders in our operating partnership which represents 11.4% our company’s income. The minority interest of our predecessor for the three months ended March 31, 2004 represents a 33.3% ownership interest in the Foothills Mall.

Cash Flows

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

     Cash and cash equivalents were $19.0 million and $2.7 million, respectively, at March 31, 2005 and March 31, 2004. The increase to cash is due to the following:

     Cash from operating activities totaled $1.5 million for the three months ended March 31, 2005, as compared to $(106,000) for the three months ended March 31, 2004. The increase was due to higher net income despite higher depreciation expense, and changes in operating assets and liabilities, primarily increased accrued liabilities.

     Net cash used in investing activities for the three months ended March 31, 2005 increased to $85.2 million and was primarily the result of (i) cash required for the acquisition of the Colonie Center Mall totaling $84.4 million, (ii) $596,000 paid for the renovation of the Foothills Mall, and (iii) an increase in restricted capital escrow accounts. This compares to $1.1 million of renovation cost during the three months ended March 31, 2004.

     Net cash provided by financing activities totaled $87.1 million and reflect (i) net proceeds from the issuance of 1.6 million shares of common stock totaling $20.8 million, (ii) $75.0 million proceeds from our mortgage on Stratford Square Mall. The increases were partially off-set by a $4.0 million payment to affiliates and $895,000 paid for deferred financing costs.

Liquidity and Capital Resources

Overview

     As of March 31, 2005, we had approximately $19.0 million in cash on hand, and also expect to be able to access additional funds through secured borrowings on the Colonie Center Mall, which we acquired in an all-cash transaction in February 2005. We also expect to substantially enhance our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement its growth and business plan over time. This additional capital will allow us to acquire additional assets and complete significant redevelopment projects on our recently acquired assets. At March 31, 2005, our total consolidated indebtedness outstanding approximately $129.8 million, or 45.9% of our total assets.

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

Short Term Liquidity Requirements

     Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to unitholders in our operating partnership funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and our existing cash. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2005, we had commitments to make tenant improvements and other capital expenditures at our properties in the amount of approximately $1.0 million to be incurred during 2005, which we intend to fund from existing cash and cash from operating activities. We expect the cost of recurring capital improvements and tenant improvements for our properties to be approximately $2.1 million for the remainder of 2005. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.

     In addition, as of March 31, 2005, the joint venture owning the Harrisburg Mall had commitments to make tenant improvements and other capital expenditures in the amount of $1.1 million to be incurred in 2005. The joint venture intends to fund these commitments from operating cash flow and available proceeds of the construction loan with Commerce Bank (approximately $2.6 million, as described under “–Harrisburg Mall Loan”) and approved state and local government grants and other economic incentives (approximately $8 million of which $1.0 million was received in 2004). Loan advances under the construction loan with Commerce Bank, however, are reduced by the amount of the Harrisburg Mall joint venture’s net cash flow after operating expenses and debt service. Accordingly, the Harrisburg Mall joint venture will not have cash from operations to distribute to the joint venture partners during the period that it is taking advances under this loan because any net cash flow will be used in lieu of the advances. The construction loan with Commerce Bank matures on December 31, 2005, and we expect that the construction project at the Harrisburg Mall will be completed by the fourth quarter of 2005. This loan can be repaid in whole or in part at any time without penalty and may be extended for up to three additional one-year periods. Our net cash provided by operations may, during the term of this loan, be reduced by the limitation on our joint venture’s ability to pay distributions to us and our operating partnership. We do not expect that this limitation will have a material impact on our ability to meet our short term liquidity requirements because, once the construction is completed, we expect the joint venture that owns the Harrisburg Mall to refinance this construction loan with alternative mortgage financing.

Back to Contents

Long Term Liquidity Requirements

     Our long-term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, non-recurring capital expenditures and payment of indebtedness at maturity. The Company expects to complete a financing of the Colonie Center Mall during 2005. We funded the acquisition of the Colonie Center Mall and related renovation costs out of existing cash and the first mortgage loan placed on the Stratford Square Mall in January 2005. We expect to meet our other long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.

     We believe that the equity value on the Colonie Center Mall could be used to support a first mortgage. In the future, we may seek to increase the amount of our mortgages, negotiate credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.

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

     In addition, we may also finance our acquisition, renovation and repositioning projects through joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. We may also acquire properties in exchange for units in our operating partnership.

     In connection with our company’s aquisition of the Colonie Center Mall, the purchase price is subject to increase up to an additional $9.0 million if, prior to June 30, 2005, certain pending leases in negotiation at the time of acquisition are executed. Our company will disburse the additional purchase price once the tenants under such leases take occupancy and commence rental payments.

     We announced two separate agreements to acquire two malls for an aggregate purchase price of $171.5 million and are subject to customary real estate contractual closing requirements. We have made $8.0 million in cash deposits. Subject to approval, our company will assume $124.9 million in first mortgage loans and expect to fund the balance of the purchase prices totaling $38.6 million with cash on hand and net proceeds from the Colonie Center Mall loan financing.

     We are currently in preliminary discussions with a number of potential sellers of mall properties. We currently have no agreement to invest in any property other than the properties we currently own and have announced to acquire. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.

Harrisburg Mall Loan

     The joint venture that owns the Harrisburg Mall entered into a construction loan with Commerce Bank with a maximum funding commitment of $46.9 million, as amended in October 2004, of which the joint venture has borrowed $43.1 million as of March 31, 2005. The loan currently bears interest at a rate of LIBOR plus 250 basis points (5.67% at March 31, 2005). Interest on the outstanding principal balance of this loan is payable on the first day of each month. No payments of principal are required on this loan until December 31, 2005, at which time the entire principal balance together with any accrued interest thereon will be due. This loan can be repaid in whole or in part at any time without penalty and may be extended for up to three additional one year periods. This loan presently has a limited recourse of $10 million, of which affiliates of the Lubert Adler Funds are liable for $6.3 million, or 63%, and Larry Feldman is liable for $3.7 million, or 37%. In March 2005, we assumed Larry Feldman’s recourse liabilities under this loan. In addition, pursuant to the terms of this loan, at any time the joint venture is entitled to receive a loan advance, the lender shall reduce the amount of such advance by the amount of the joint venture’s net cash flow after operating expenses and debt service.

Back to Contents

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

     We anticipate refinancing the construction loan prior to the loan’s expiration on December 31, 2005.

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

Off-Balance Sheet Arrangements

Loan Guarantees

     See loan guarantees described on “Harrisburg Mall Loan” above.

Swap Contract

     In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75 million swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

Tax Indemnifications

     In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the Formation Transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by our company, or if our company fails to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009, and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

     We also agreed to maintain approximately $10 million of indebtedness, and to offer the contributors the option to guarantee $10 million of our operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. Our obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in our operating partnership issued to them in the Formation Transactions.

Joint Venture Option

     Our predecessor acquired an ownership interest in the Harrisburg Mall through a joint venture with affiliates of the Lubert Adler Funds in 2003. Our company has been granted an option, exercisable at any time prior to July 19, 2005, to purchase the remaining interest held by our joint venture partner for an aggregate of $27.6 million in cash. Currently, our company does not anticipate exercising such option.

     Mortgage Recording Tax–Hypothecated Loan

     The Company has a mortgage tax credit loan totaled approximately $50.8 million at March 31, 2005. The loan is collateralized by the mortgage encumbering the Company’s ownership interest in the Colonie Center Mall. The loan is also collateralized by an equivalent amount of the Company’s cash which was held by the lender and invested in overnight money market funds and US Treasury securities. Interest earned on the cash collateral was applied by the lender to service the loan with the lender. The Operating Partnership and lender each have the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at March 31, 2005.

Back to Contents

     The purpose of the loan is to temporarily preserve mortgage recording tax credits for the future mortgage financing of the Colonie Center Mall which the company intends to finance during 2005 for which these credits would be applicable. At the same time, the underlying mortgage remains a bona-fide debt to the lender.

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

     FFO for the three months ended March 31, 2005 is as follows (in thousands):

Net Income	$370
Add:
Depreciation and amortization	1,878
Minority interest	48
FFO contribution from unconsolidated joint venture	164
Less:
Depreciation of non-real estate assets	(34)

FFO available to common stockholders and OP Unit holders	$2,426

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

     Market Risk Related to Fixed Rate Debt

     We had approximately $129.8 million of outstanding indebtedness as of March 31, 2005, all of which matures during 2008 and bears interest at fixed rates ranging from 5.00% to 5.09%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would increase or decrease our annual interest expense by approximately $1.3 million, as the case may be.

     We currently have a $75 million swap contract and a 100 basis point increase in interest rates would increase the fair value of our swap by approximately $2.1 million and a 100 basis point decrease in interest rates would decrease the fair value of our swap by approximately $1.4 million.

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

Back to Contents

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” (as defined in Rules 13a – 15(c) and 15d – 15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

     Changes in Internal Control over Financial Reporting

     There were no changes in our company’s internal controls over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of such internal controls that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our company’s internal controls over financial reports.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 15, 2005, Friedman, Billings, Ramsey & Co., Inc., RBC Capital Markets Corporation and BB&T Capital Markets, a division of Scott & Stringfellow, Inc., the underwriters to our company’s initial public offering, exercised their over-allotment option in full to purchase an additional 1,600,000 shares of our common stock at $13.00 per share, resulting in additional gross proceeds to us of approximately $20.8 million and net proceeds of approximately $19.3 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

Back to Contents

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 202 filed herewith

31.2	Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 202 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELDMAN MALL PROPERTIES

By:	/s/ Thomas Wirth

Executive Vice President and Chief Financial Officer

Date: May 13, 2005