Form 10-Q
period 2005-06-30
Feldman Mall Properties, Inc.
filed 2005-08-15
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
(Address of principal executive offices - zip code)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 12,553,495 at August 5, 2005.

FELDMAN MALL PROPERTIES, INC.

INDEX

Back to Contents

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	June 30, 2005	December 31, 2004

	(Unaudited)
Assets:
Investments in real estate, net	$289,435	$143,653
Investment in unconsolidated real estate partnership	5,074	5,150
Cash and cash equivalents	45,734	15,607
Restricted cash	7,863	4,555
Rents, deferred rents and other receivables, net	4,174	1,921
Acquired lease rights, net	8,194	4,167
Acquired in-place lease values, net	17,078	11,504
Acquired below market ground lease	7,879	—
Deferred charges, net	2,515	675
Other assets	5,601	1,551

Total Assets	$393,547	$188,783

Liabilities and Stockholders’ Equity:
Liabilities:
Mortgages payable	$232,897	$54,750
Due to affiliates	9,071	12,941
Accounts payable, accrued expenses and other liabilities	8,769	7,862
Acquired lease obligations, net	17,720	4,737
Dividends and distributions payable	3,216	—

Total liabilities	271,673	80,290

Minority interest	13,249	13,962

Stockholders’ Equity
Common stock	125	108
Additional paid-in capital	116,802	95,672
Distributions in excess of earnings	(6,880)	(1,249)
Unamortized deferred compensation expense	(1,609)	—
Accumulated other comprehensive income	187	—

Total stockholders’ equity	108,625	94,531

Total Liabilities and Stockholders’ Equity	$393,547	$188,783

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(The Company)	(The Predecessor)	(The Company)	(The Predecessor)
Revenue:
Rental	$6,630	$1,482	$12,580	$3,266
Tenant reimbursements	3,764	937	6,952	2,163
Management, leasing and development services	115	218	266	451
Interest and other income	343	13	626	195

Total Revenue	10,852	2,650	20,424	6,075

Expenses:
Rental property operating and maintenance	3,336	947	6,384	1,860
Real estate taxes	1,351	302	2,516	642
Interest	1,928	1,092	3,604	2,175
Depreciation and amortization	2,625	401	4,477	800
General and administrative	1,349	378	2,718	797

Total Expenses	10,589	3,120	19,699	6,274
Equity in (loss) earnings of unconsolidated real estate partnership	(32)	165	(76)	247

Income before minority interest	231	(305)	649	48
Minority interest	26	(88)	74	96

Net Income (Loss)	$205	$(217)	$575	$(48)

Basic and diluted income per share	$0.02		$0.05

Basic weighted average common shares outstanding	12,409		12,268
Weighted average common stock equivalents outstanding	1,739		1,666

Diluted weighted average common shares outstanding	14,148		13,934

See accompanying notes to condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Share Data)
(Unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Unamortized Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance at December 31, 2004	10,789,895	$108	$95,672	$(1,249)	$—	$—	$94,531	$—
Net proceeds from offering of common stock	1,600,000	16	20,784	—	—	—	20,800	—
Common stock issued to independent directors	6,000	—	77	—	—	—	77	—
Costs associated with offering	—	—	(1,543)	—	—	—	(1,543)	—
Net income	—	—	—	575	—	—	575	575
Net unrealized gain on derivative instrument	—	—	—	—	—	187	187	187
Deferred compensation plan & stock award	146,715	1	1,812	—	(1,813)	—	—	—
Amortization of deferred compensation plan	—	—	—	—	204	—	204	—
Dividends	—	—	—	(6,206)	—	—	(6,206)	—

Balance at June 30, 2005	12,542,610	$125	$116,802	$(6,880)	$(1,609)	$187	$108,625	$762

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

	(The Company)	(The Predecessor)
Cash Flows From Operating Activities:
Net Income (Loss)	$575	$(48)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,477	800
Amortization of deferred financing costs	205	78
Provision for doubtful accounts	229	57
Amortization of deferred compensation expense	204	—
Non cash interest expense	150	—
Minority interest	74	96
Equity in loss (earnings) of unconsolidated real estate partnership	76	(247)
Net change in revenue related to acquired lease rights/obligations	(410)	126
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(2,482)	(455)
Restricted cash relating to operating activities	(598)	5
Other deferred costs	(630)	(128)
Other assets	677	(85)
Accounts payable, accrued expenses and other liabilities	1,899	(288)

Net cash provided by (used in) operating activities	4,447	(89)

Cash Flows From Investing Activities:
Real estate acquisitions, net of acquired assets and assumed liabilities	(105,394)	—
Investment in unconsolidated real estate partnership	—	173
Expenditures for real estate improvements	(2,244)	(2,106)
Change in restricted cash relating to investing activities	(549)	(300)

Net cash used in investing activities	(108,187)	(2,233)

Cash Flows From Financing Activities:
Proceeds from equity offering	20,800	—
Payment of offering costs	(3,754)	—
Proceeds from mortgage loans payable	125,766	—
Repayment of loans payable	—	(504)
Increase in revolving line of credit borrowings	—	(78)
Increase in due to affiliates	—	182
Distributions to members of the predecessor	(4,020)	—
Change in restricted cash relating to financing activities	—	(8)
Dividends and distributions	(3,778)	—
Payment of deferred financing costs	(1,147)	—

Net cash provided by (used in) financing activities	133,867	(408)

Net change in cash and cash equivalents	30,127	(2,730)
Cash and cash equivalents, beginning of period	15,607	3,977

Cash and cash equivalents, end of period	$45,734	$1,247

Supplemental disclosures of cash flow information: Cash paid during the period for interest, net of amounts capitalized	$3,505	$1,702

Supplemental disclosures of non cash investing and financing activities:
Assets acquired in connection with real estate acquisition	$2,653	—

Liabilities assumed in connection with real estate acquisition	$47,211	—

Unrealized gain on derivative instrument	$246	—

Dividends and distributions payable	$3,216	—

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
June 30, 2005

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

Feldman Mall Properties, Inc., a real estate investment trust, or REIT, was incorporated in Maryland on July 14, 2004. The Company closed its initial offering of its common stock on December 16, 2004 (the “Offering”). The Company’s wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 88.6% of Feldman Equities Operating Partnership, LP (the “Operating Partnership”). The Company, through such subsidiaries, has control over major decisions of the Operating Partnership, including decisions related to sale or refinancing of the properties. The Company, the Operating Partnership and Feldman Equities Management Services Company (the “Service Company”) were formed to continue to operate and expand the business of the Predecessor. The Company consolidates the assets and liabilities of the Operating Partnership in accordance with AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (SOP 78-9). Until the completion of the Offering, the Company, the Operating Partnership and the Service Company had no operations.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. Organization and Description of Business – (Continued)

As of June 30, 2005, the Company was invested in five real estate properties: The Foothills Mall in Tucson, Arizona, acquired in April 2002, the Stratford Square Mall in Bloomingdale, Illinois, acquired in December 2004, the Colonie Center Mall in Albany, New York, acquired in February 2005, the Tallahassee Mall in Tallahassee, Florida, acquired in June 2005, and a minority interest in a partnership owning the Harrisburg Mall in Harrisburg, Pennsylvania, acquired in September 2003.

2. Summary of Significant Accounting Policies

     Basis of Quarterly Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2005 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

     Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail properties are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. As of June 30, 2005 and December 31, 2004, approximately $1,402 and $1,110, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying condensed consolidated financial statements. “Percentage rent” or rental revenue, which is based upon a percentage of the sales recorded by the Company’s tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Predecessor recorded none and $125 of lease termination fees for the three and six months ended June 30, 2004, respectively. The Company recorded $107 of lease termination income for the three and six months ended June 30, 2005.

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

The Company provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying condensed consolidated balance sheets are shown net of an allowance for doubtful accounts of $535 and $414 as of June 30, 2005 and December 31, 2004, respectively.

     Deferred Charges

Deferred leasing commissions, acquired in-place lease value, and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans.

     Issuance Costs

Costs that represent expenditures related to the issuance of common stock, including underwriting commissions and public offering costs, were charged to equity of the Company upon completion of the issuance, and are reflected as a reduction to additional paid-in capital.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

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

     Purchase Accounting for Acquisition of Interests in Real Estate Entities

The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

The Company acquired Stratford Square Mall, located in Bloomingdale, Illinois, on December 30, 2004, acquired Colonie Center Mall, located in Albany, New York, on February 1, 2005 and acquired Tallahassee Mall, located in Tallahassee, Florida, on June 28, 2005. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values. The initial purchase price allocation for Tallahassee Mall is preliminary and is subject to adjustment before completion.

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

	Tallahassee		Colonie	Stratford

Land	$—	(A)	$9,045	$11,528
Building and improvements	65,142		71,507	74,547
Below market ground lease	7,879		—	—
Acquired lease rights	1,215		3,687	3,380
In-place lease value	4,894		2,662	7,262
Acquired lease obligations	(11,012)		(3,256)	(3,352)
Assumed above-market mortgage	(6,533)		—	—

Total Purchase Price	$61,585		$83,645	$93,365

(A) – The Tallahassee Mall is subject to an operating ground lease.

     Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the results of operations for the six months ended June 30, 2005 and 2004 as though the Formation Transactions and the acquisitions of Stratford Square Mall, Colonie Center Mall and Tallahassee Mall had occurred on January 1, 2004:

	2005	2004

Pro forma revenues	$26,789	$26,629
Pro forma net income	$111	$1,299
Pro forma earnings per common share-basic	$0.01	$0.10
Pro forma earnings per common share and common share equivalents-diluted	$0.01	$0.10
Pro forma common shares-basic	12,400,868	12,400,868
Pro forma common share and common share equivalents-diluted	14,067,275	14,067,275

     Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company is generally not subject to Federal and state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal and State income tax on our taxable income at regular corporate rates. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on the Company’s undistributed taxable income.

The Company has elected or may elect to treat certain existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS’s. In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal and State income tax. Our TRS’s generate no income or are marginally profitable, resulting in minimal or no Federal and State income tax liability for these entities. With the exception of the TRS, the Company has paid no income taxes for the periods presented, nor incurred any tax liability or expense.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

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

     Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. This also includes 1,593,464 units of limited partnership interest that were included in the 2005 diluted share calculation for the three and six months ended June 30, 2005. The diluted EPS includes weighted-average unvested restricted shares issued to certain employees totaling 145,085 and 72,944 shares for the three and six months ended June 30, 2005, respectively. The 2004 results represent the Predecessor and accordingly, no EPS computations have been presented.

     Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and operates in one reportable segment, retail mall real estate.

     Deferred Compensation

The Company has initiated a deferred compensation plan with the issuance of 146,715 of restricted common stock to certain employees. The restricted shares will vest on a pro rata basis over periods ranging from three to five years. The shares were valued at $1,813 based on the market price of the shares on the date of grant and have been classified in the equity section and will be amortized into expense over the vesting periods.

     Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company adopted in December 2004. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R is effective as of the first annual reporting period that begins after December 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the condensed consolidated financial statements.

At its June 2005 meeting, the EITF reached consensus on Issue 04-05 with regards to consolidation of limited partnership interests by the general partner. The requirements replace counterpart requirements in SOP 78-9, which provide guidance on accounting for investments in real-estate ventures. The conclusions reached by the EITF are based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 establishes a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome.

Based on the conclusions, the presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”–the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or participating rights–the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The adoption of EITF 04-05 does not have an effect on the equity method of accounting currently being applied to its general partner interest in the Harrisburg joint venture.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

     Derivatives and Hedges

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

     Reclassification

Certain prior period balances have been reclassified to conform to the current period financial statement presentation.

3. Mortgage Loans Payable

At June 30, 2005 and December 31, 2004, mortgages payable consisted of the following:

	2005	2004

Mortgage Loan Payable – interest only at 5.09% payable monthly, due November 1, 2008, secured by the Foothills Mall property	$54,750	$54,750

Mortgage loan payable – interest only at 125 basis points over LIBOR (4.50% at June 30, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	—

Mortgage loan payable – interest only at 140 basis points over LIBOR (4.73% at June 30, 2005) payable monthly, due December 2005, secured by Colonie Center Mall property	50,766	—

Mortgage loan payable – at 8.60% payable monthly, due July 1, 2009, secured by the Tallahassee Mall property	45,848	—

Total mortgages outstanding	226,364	54,750

Assumed above-market mortgage premium	6,533	—

Total mortgage loans payable	$232,897	$54,750

In June 2005, the Company completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The Company plans to replace the bridge loan with a three to five year first mortgage loan prior to the December 2005 maturity date. The bridge loan contains various financial covenants requiring the Company to maintain certain property-level financial debt coverage ratios.

On June 28, 2005, the Company assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.6%. The Company has determined this rate to be above market and, in applying purchase accounting, has determined the fair market value interest rate to be 5.16%. The above market premium is $6,533 and will be amortized over the remaining term of the acquired loan using the effective interest method. There was no amortization of the above market premium for the three and six months ended June 30, 2005.

In January 2005, the Company completed a $75,000, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The terms of the mortgage do not permit the Company to prepay the loan during the first 18 months.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage Loans Payable – (Continued)

In connection with the Stratford Square Mall mortgage financing, during January 2005, the Company entered into a $75,000 swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

In accordance with the mortgage loan agreement in effect as of June 30, 2005 and December 31, 2004, all cash receipts of the Foothills Mall are deposited directly into restricted lockbox accounts. These receipts are then allocated and held in restricted cash accounts in accordance with the cash management agreements, which are part of the loan agreement. The loan is closed to prepayment during a lockout period until the first to occur of (i) three years following commencement of the loan or (ii) two years following the sale of the loan to a bondholder trust. After the end of the lockout period, the loan is open to prepayment by defeasance (providing treasury bonds as substitute collateral for the property) only. Therefore, the Company may not defease the loan until May 2006. Assuming no payments are made on the principal amount of this loan prior to November 1, 2008, the balance to be due at such date will be approximately $54,750.

Aggregate principal payments of our mortgages as of June 30, 2005 are as follows:

2005	$51,008
2006	616
2007	671
2008	130,481
2009	43,588

Total principal payments	226,364
Assumed above-market mortgage premium	6,533

Total	$232,897

4. Related Party Transactions

As of December 31, 2003, $5,533 was included in due to affiliates in the accompanying condensed consolidated balance sheet for advances and related accrued interest due to Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), the majority owner of the Predecessor. The advances were made to fund the Predecessor’s investment in the Foothills Mall and to reimburse Feldman Partners, LLC for certain salary and overhead costs. These costs amounted to $99 and $230 for the three and six months ended June 30, 2004, respectively. The operating agreement of the Predecessor provided that such advances made by its members shall bear interest at a rate of 15% per annum, were unsecured and were to be repaid before any other distribution to any member. The interest expense on such advances amounted to $196 and $393 for the three and six months ended June 30, 2004, respectively. During December 2004, $4,000 of these advances was repaid and the balance was included in the total consideration received in the Formation Transactions.

Since September 2003, the Company provides certain property management, leasing and development services to its unconsolidated real estate partnership for an annual management fee of 3.5% of gross receipts and a construction management fee of 3% on the amount of capital improvements, as defined by their agreement. In addition, the Company earns brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnership aggregated $95 and $82 for the three months ended June 30, 2005 and 2004, respectively and $242 and $149 for the six months ended June 30, 2005 and 2004, respectively. These fees are recorded in management, leasing and development services on the accompanying condensed consolidated statements of operations.

Prior to being employed by the Company on January 1, 2005, an officer provided professional services to the Company and Predecessor. Fees charged by the officer to the Company for the three and six months ended June 30, 2004 were $15 and $19, respectively.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

5. Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases. The Company recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due as reduced by amortization of capitalized above-market lease values. Amounts included in tenant receivables based on recording lease income on the straight-line basis for the three months ended June 30, 2005 and 2004 were $163 and $119, respectively, and for the six months ended June 30, 2005 and 2004 were $291 and $239, respectively.

The minimum future base rentals under non-cancelable operating leases as of June 30, 2005 are as follows:

Year ending December 31,
2005	$23,279
2006	24,366
2007	22,245
2008	18,686
2009	15,715
Thereafter	63,169

Total future minimum base rentals	$167,460

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and consequently, the Company’s credit risk is concentrated in the retail industry. One tenant (movie theatre), whose lease expires in 2017, accounted for more than 10% of the Company’s rental revenues during the six months ended June 30, 2004. Rental income collected from this tenant aggregated $120 and $417 for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2005, no tenant exceeded 10% of rental revenues.

6. Due to Affiliates

At December 31, 2004, due to affiliates primarily reflects obligations to make payments to certain owners of the Predecessor in connection with the Formation Transactions. As part of the Formation Transactions, the owners of the Predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen have the right to the receipt of funds totaling $7,594 at December 16, 2004 from certain restricted cash accounts, once these accounts are released to the Company. The owners were paid $3,700 of the restricted cash accounts prior to December 31, 2004. The remaining balance totaling $3,894 is due to the owners at the earlier of the first mortgage maturity date at the Foothills Mall (November 2008) or the achievement of certain performance criteria established in the first mortgage covenants.

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the Formation Transactions upon the achievement of a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument which is recorded as an obligation of the Company as of the Offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $5,197 and $5,047 and is included in due to affiliates at June 30, 2005 and December 31, 2004, respectively. The fair value of this obligation will be assessed by the Company’s management on a quarterly basis. The change in the fair value is included in interest expense in the accompanying condensed consolidated statements of operations.

In December 2004, the Predecessor agreed to make a distribution to its members in the amount of $4,000, which was unpaid and was due to affiliates at December 31, 2004. Such amount was paid in January 2005.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

7. Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares, $.01 par value, including up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2004, 10,789,895 shares of common stock were issued and outstanding. The Company has not issued any shares of preferred stock as of June 30, 2005. Subsequent to December 31, 2004, the Company issued 2,000 fully-vested shares of its common stock to each of its three independent directors and 146,715 restricted shares to certain employees.

In January 2005, the Company sold 1,600,000 shares of its common stock at a gross price of $13.00 per share. The net proceeds from this offering, after underwriting fees, were approximately $19,300.

As of June 30, 2005, 12,542,610 shares of common stock were issued and outstanding.

8. Minority Interest

As of June 30, 2005 minority interest relates to the interests in the Operating Partnership that are not owned by the Company, of approximately 11.4%. In conjunction with the formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received Units. Limited partners who acquired Units in the Formation Transactions have the right, commencing on or after December 16, 2005, to require the Operating Partnership to redeem part or all of their Units for cash, or an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

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

In connection with the Company’s acquisition of the Colonie Center Mall, the purchase price was initially subject to increase up to an additional $9,000 if, prior to June 30, 2005, certain pending leases in negotiation at the time of acquisition were obtained by the seller of the mall that complied with certain criteria.  The Company has disbursed $382 in connection with one lease that met the foregoing criteria.  The additional consideration paid has been included into in-place lease value and is being amortized over the term of the lease. The Company also received from the seller on June 30, 2005 a lease that the Company declined to sign on July 1, 2005 because the Company does not believe that the lease complied with the requirements of the purchase contract; the seller has not yet responded to the Company’s July 1, 2005 action.  Although the Company believes that the seller has no legal basis for objecting to the Company’s action, if the seller did object and an arbitrator determined the issue adversely to the Company, the Company would be obligated to pay an additional $4,000 to the seller.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

10. Investment in Unconsolidated Real Estate Partnerships – (Continued)

	June 30, 2005	December 31, 2004

Investment in real estate, net	$50,180	$51,457
Receivables including deferred rents	1,540	756
Other assets	12,065	15,790

Total assets	$63,785	$68,003

Loan payable	$42,810	$44,298
Other liabilities	1,925	4,352
Owners’ equity	19,050	19,353

Total liabilities and owners’ equity	$63,785	$68,003

The Company’s share of owners’ equity	$5,074	$5,150

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue	$2,586	$2,447	$5,286	$4,614
Operating and other expenses	1,330	1,091	2,785	2,127
Interest expense (including the amortization of deferred financing costs)	589	177	1,234	443
Depreciation and amortization	793	293	1,570	632
Other expense	—	183	—	383

Net (loss) income	$(126)	$703	$(303)	$1,029

The Company’s and the Predecessor’s share of net (loss) income	$(32)	$165	$(76)	$247

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan, as amended in December 2003, permitted the Partnership to draw up to $43,060, and was subsequently amended in October 2004 to increase the lender’s commitment by $3,815 to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. The effective rates on the loan at June 30, 2005 and December 31, 2004 were 4.72% and 5.67%, respectively. During July 2005, the loan was amended and increased to $50,000 with no principal payments until the maturity date, which was extended to March 2008 in April 2005. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis.

Under certain circumstances, the Partnership may extend the maturity of the loan for three, one-year periods. The Partnership may prepay the loan at any time without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63%, and the Company is liable for $1,850 or 37%.

The balance outstanding under the loan was $42,810 and $44,298, as of June 30, 2005 and December 31, 2004, and the Partnership intends to continue to draw down the loan and use cash flow from property operations to fund its capital expenditure commitments, which were $914 at June 30, 2005. The loan has certain restrictions that prohibit cash distributions to the joint venture partners until the property’s operating cash flow funds a minimum of $5,800 of capital expenditures. The Company is required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%. The loan may not be prepaid until April 2006.

The Company’s option to acquire the remaining interests in the Harrisburg Mall for $27,600 expired on July 19, 2005 without being exercised.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES ("PREDECESSOR")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
June 30, 2005

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

11. Fair Value of Financial Instruments

As of June 30, 2005 and December 31, 2004, the fair values of the Company’s mortgage loans payable, are approximately the carrying values as the terms are similar to those currently available to the Company for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

12. Financial Instruments: Derivatives and Hedging

The following summarizes the notional and fair value of our derivative financial instrument at June 30, 2005. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$246

On June 30, 2005, the derivative instrument was reported as a net asset at a fair value of approximately $246. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive income will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.

We are hedging exposure to variability in anticipated future interest payments on existing variable rate debt.

13. Subsequent Events

     Northgate Mall
     Cincinnati, Ohio

On July 12, 2005, the Company purchased the Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110,000 included the assumption of the existing mortgage loan in the amount of $79,600 plus cash in the amount of $30,400. The first mortgage being assumed by the Company bears interest at a fixed rate of 6.60% and has a November 2012, maturity date.

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

     Prior to the completion of the offering and formation transactions, our business was conducted by our predecessor, Feldman Equities of Arizona LLC, and its subsidiaries and affiliates. The condensed consolidated financial statements for the three and six months ended June 30, 2005 represent the results of our company and the condensed consolidated financial statements for the three and six months ended June 30, 2004 represent the results of our predecessor. Our predecessor was engaged in comprehensive mall renovation and repositioning projects. These projects included the Foothills Mall, which was acquired through a joint venture by our predecessor in April 2002, and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in September 2003. Through December 15, 2004, our predecessor consolidated the financial results of the Foothills Mall and accounted for its investment in the Harrisburg Mall using the equity method of accounting.

     A discussion of the results of operations of our predecessor and our company is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement our growth and business plan over time. For the following reasons, the results of operations of our predecessor and our company may not be indicative of the results of our future operations:

•	Since our predecessor acquired its interests in the Foothills Mall in 2002 and in the Harrisburg Mall in 2003, these malls have undergone dramatic changes in architectural design and appearance, layout, square footage and tenant composition. We estimate that the redevelopment costs (excluding the costs of acquisition) for the renovation and repositioning of the Harrisburg Mall and Foothills Mall will total approximately $56.3 million and $11.0 million, respectively. These changes have already improved the performance of these properties. In the case of the Harrisburg Mall, leased square footage has grown from approximately 429,000 at acquisition to 798,000 as of December 31, 2004. In the case of the Foothills Mall, leased square footage as a percentage of total rentable area was maintained at approximately 90% throughout the renovation process which added approximately 27,000 square feet of rentable area.

•	On December 30, 2004, we acquired the Stratford Square Mall located in Bloomingdale, Illinois for a base purchase price of $93.1 million. Located in rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the 1.3 million square foot mall has an overall occupancy of 90.4% with shop tenant occupancy of 69% (excluding temporary and anchor tenants). Including temporary tenants, the shop occupancy as of December 31, 2004 was 88%. Including anchor and temporary tenants, the mall’s overall occupancy was 96% at December 31, 2004. The mall boasts 6 non-owned anchor tenants including Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

•	In January 2005, we completed a $75 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $20 million are complete, the total leverage is expected to decrease to approximately 65% of total anticipated cost. In connection with the Stratford Square Mall financing, during January 2005, the Company entered into a $75 million swap commencing February 2005 with an all-in-rate of 5% with a final maturity date in January 2008. The effect of the swap is to fix the interest rate on the Stratford Square Mall mortgage loan.

Back to Contents

•	In September 2004, we entered into a binding agreement to acquire the Colonie Center Mall, located in Albany, New York, for an initial purchase price of $82.2 million. We acquired Colonie Center on February 1, 2005 and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. At June 30, 2005, shop occupancy; excluding temporary and anchor tenants was 64.6%.

•	On June 28, 2005, we acquired the Tallahassee Mall, a 963,000 square foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The first mortgage being assumed by the Company bears interest at a fixed rate of 8.60% and has a July 2009 maturity date. The property is subject to a long term ground lease that expires in the year 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. At June 30, 2005, shop occupancy, excluding temporary and anchor tenants was 72.3%.

•	On May 2, 2005, the Company announced the signing of a purchase contract to acquire Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The Company closed on this transaction on July 12, 2005. The purchase price of $110.0 million included the assumption of the existing mortgage loan in the approximate amount of $79.6 million plus cash in the amount of approximately $30.4 million. The first mortgage being assumed by the Company bears interest at a fixed rate of 6.60% and has a November 2012, maturity date. At June 30, 2005, shop occupancy, excluding temporary and anchor tenants was 78.0%.

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

Back to Contents

Our company evaluates its investments in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the investment is a “variable interest entity,” or a “VIE,” and our company is the “primary beneficiary,” as defined in FIN 46R, we account for such investment as if it were a consolidated subsidiary.

For an investment, which is not a VIE or in which our company is not the primary beneficiary, we follow the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control. Factors that we will consider in determining whether or not we exercise control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

We have determined that our investments are not VIEs. Our predecessor consolidated the joint venture owning the Foothills Mall as it was the majority owner that exercises control over all significant decisions. Our predecessor accounted and we account for our investments in the joint venture that owns the Harrisburg Mall under the equity method of accounting in view of the important rights (as defined in SOP 78-9) held by the other joint venture partners. This investment is recorded initially at cost and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. We would expect the operations of the Harrisburg Mall to become consolidated with our company if we exercise the option we hold to acquire the remaining interests in the joint venture that owns this property. We consolidate all of our wholly-owned subsidiaries.

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

Back to Contents

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

Depreciation

The U.S. federal tax basis for the Foothills and Harrisburg malls, used to determine depreciation for U.S. federal income tax purposes, is the carryover basis for such malls. The tax basis for all other properties is our acquisition cost. For U.S. federal income tax purposes, depreciation with respect to the real property components of our malls (other than land) generally will be computed using the straight-line method over a useful life of 39 years.

Results of Operations

     Overview

The discussion below relates to the results of operations of our company and our predecessor which, throughout the periods discussed below, was engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our initial public offering, our company acquired the Stratford Square Mall (December 2004) and Colonie Center Mall (February 2005), collectively the “Acquisition Properties” which are included in our consolidated results for the three and six months ended June 30, 2005 and not included in our results for the three and six months ended June 30, 2004. In addition, we acquired the Tallahassee Mall in late June 2005, whose results of operations will be included in our results of operations beginning July 2005.

The results of operations for the six months ended June 30, 2005 and 2004 are the results of our company and our predecessor, respectively.

     Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

     Revenues

Rental revenues increased approximately $5.1 million, or 347%, to $6.6 million for the three months ended June 30, 2005 compared to $1.5 million for the three months ended June 30, 2004. The increase was primarily due to a $4.7 million increase from the Acquisition Properties and $0.4 million increase at the Foothills Mall primarily due to increased mall occupancy.

Revenues from tenant reimbursements increased $2.8 million, or 302%, to $3.8 million for the three months ended June 30, 2005 compared to $0.9 million for the three months ended June 30, 2004. The increase was primarily due to a $2.3 million increase from the Acquisition Properties and a $0.5 million increase at the Foothills Mall due to higher tenant common area maintenance charges.

Revenues from management, leasing and development services decreased $103,000, or 47%, to $115,000 for the three months ended June 30, 2005 compared to $218,000 for the three months ended June 30, 2004. The decrease was primarily due to the loss of management fees and leasing commissions earned from previously managed third party office properties.

Interest and other income increased $330,000 to $343,000 for the three months ended June 30, 2005 compared to $13,000 for the three months ended June 30, 2004. The increase was primarily due to $99,000 of interest income received in 2005 from cash on hand and $107,000 in lease termination payments at the Stratford Square Mall.

     Expenses

Rental property operating and maintenance expenses increased $2.4 million, or 252%, to $3.3 million for the three months ended June 30, 2005 compared to $947,000 for the three months ended June 30, 2004. The increase was primarily due to a $2.2 million increase from the Acquisition Properties.

Back to Contents

Real estate taxes increased $1.0 million, or 347%, to $1.4 million for the three months ended June 30, 2005 compared to $302,000 for the three months ended June 30, 2004. The increase was primarily due to a $1.0 million increase from the Acquisition Properties.

Interest expense increased $836,000, or 77%, to $1.9 million for the three months ended June 30, 2005 compared to $1.1 million for the three months ended June 30, 2004. The increase was primarily due to $1.0 million of interest associated with the mortgage on Stratford Square Mall, $114,000 of interest associated with the first mortgage on Colonie Center Mall and a $75,000 increase related to the Harrisburg earn-out accretion partially offset by the decrease in interest of $165,000 associated with the payoff of the mezzanine loan in December 2004 in connection with the Company’s initial public offering and $196,000 decrease related to the 2004 pay-off of the loan due to Larry Feldman.

Depreciation and amortization expense increased $2.2 million, or 555%, to $2.6 million for the three months ended June 30, 2005 compared to $401,000 for the three months ended June 30, 2004. The increase is primarily due to a $1.7 million increase in depreciation from the Acquisition Properties and a $0.5 million increase at the Foothills Mall due to the depreciation expense associated with the improvements being placed into service including approximately $150,000 of depreciation related to an intangible asset not depreciated in the previous three months ended March 31, 2005.

General and administrative expenses increased $1.0 million, or 527%, to $1.3 million for the three months ended June 30, 2005 compared to $378,000 for the three months ended June 30, 2004. The increase was primarily due to (i) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona, (ii) increase in personnel costs, and (iii) additional costs associated with being a publicly-traded REIT.

Equity in (loss)/earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled ($32,000) for the three months ended June 30, 2005 as compared to $165,000 of income for the three months ended June 30, 2004. The 2005 loss at the Harrisburg Mall is primarily due to increased depreciation resulting from the 2004 capital renovations and increased interest expense due to increased loan balance.

Minority interest for the three months ended June 30, 2005 represents the unit holders in our operating partnership which represents 11.3% our company’s income. The minority interest of our predecessor for the three months ended June 30, 2004 represents a 33.3% ownership interest in the Foothills Mall.

     Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

     Revenues

Rental revenues increased $9.3 million, or 285%, to $12.6 million for the six months ended June 30, 2005 compared to $3.3 million for the six months ended June 30, 2004. The increase was primarily due to an $8.8 million increase from the Acquisition Properties and $0.5 million increase at the Foothills Mall primarily due to increased mall occupancy.

Revenues from tenant reimbursements increased $4.8 million, or 221%, to $7.0 million for the six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004. The increase was primarily due to a $4.4 million increase from the Acquisition Properties and a $0.4 million increase at the Foothills Mall due to higher tenant common area maintenance charges.

Revenues from management, leasing and development services decreased $185,000, or 41%, to $266,000 for the six months ended June 30, 2005 compared to $451,000 for the six months ended June 30, 2004. The decrease was primarily due to the loss of management fees and leasing commissions earned from previously managed third party office properties.

Interest and other income increased $431,000, or 221%, to $626,000 for the six months ended June 30, 2005 compared to $195,000 for the six months ended June 30, 2004. The increase was primarily due to $258,000 of interest income received in 2005 from cash on hand and lease termination payments of $107,000 received in 2005 partially offset by a lease termination payment of $125,000 received in 2004.

     Expenses

Rental property operating and maintenance expenses increased $4.5 million, or 243%, to $6.4 million for the six months ended June 30, 2005 compared to $1.9 million for the six months ended June 30, 2004. The increase was due to a $4.6 million increase from the Acquisition Properties partially offset by a $0.1 million decrease in expenses at the Foothills Mall.

Real estate taxes increased $1.9 million, or 292%, to $2.5 million for the six months ended June 30, 2005 compared to $642,000 for the six months ended June 30, 2004. The increase was primarily due to a $1.8 million increase from the Acquisition Properties.

Back to Contents

Interest expense increased $1.4 million, or 66%, to $3.6 million for the six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004. The increase was primarily due to $1.9 million of interest associated with the mortgage on Stratford Square Mall, $114,000 of interest associated with the first mortgage on Colonie Center Mall and a $150,000 increase related to the Harrisburg earn-out accretion partially offset by the decrease in interest of $330,000 associated with the payoff of the mezzanine loan in December 2004 in connection with the Company’s initial public offering and $393,000 decrease related to the 2004 pay-off of the loan due to Larry Feldman.

Depreciation and amortization expense increased $3.7 million, or 460%, to $4.5 million for the six months ended June 30, 2005 compared to $800,000 for the six months ended June 30, 2004. The increase is primarily due to a $2.9 million increase in depreciation from the Acquisition Properties and a $0.5 million increase at the Foothills Mall due to the depreciation expense associated with the improvements being placed into service.

General and administrative expenses increased $1.9 million, or 241%, to $2.7 million for the six months ended June 30, 2005 compared to $797,000 for the six months ended June 30, 2004. The increase was primarily due to (i) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona, (ii) increase in personnel costs, and (iii) additional costs associated with being a publicly-traded REIT.

Equity in (loss)/earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled ($76,000) for the six months ended June 30, 2005 as compared to $247,000 of income for the six months ended June 30, 2004. The 2005 loss at the Harrisburg Mall is primarily due to increased depreciation resulting from the 2004 capital renovations and increased interest expense due to increased loan balance.

Minority interest for the six months ended June 30, 2005 represents the unit holders in our operating partnership which represents 11.4% our company’s income. The minority interest of our predecessor for the six months ended June 30, 2004 represents a 33.3% ownership interest in the Foothills Mall.

Cash Flows

     Comparison of the six months ended June 30, 2005 to the three months ended June 30, 2004

Cash and cash equivalents were $45.7 million and $1.2 million, respectively, at June 30, 2005 and June 30, 2004. The increase to cash is due to the following:

Cash from operating activities totaled $4.4 million for the six months ended June 30, 2005, as compared to ($89,000) for the six months ended June 30, 2004. The increase was due to (i) $623,000 from higher net income in 2005 compared to a loss in the comparable 2004 period, (ii) $3.7 million from higher depreciation and amortization expense in 2005 compared to 2004, and (iii) $2.2 million from higher accounts payable and accrued liabilities due to increased number of properties. These increases are partially offset by a $2.0 million increase in accounts receivable due to increased revenues.

Net cash used in investing activities for the six months ended June 30, 2005 increased to $108.2 million and was primarily the result of cash required for the acquisitions of the Colonie Center Mall and Tallahassee Mall totaling $105.4 million, and a $249,000 increase in restricted capital escrow accounts. This compares to $2.1 million of renovation cost during the six months ended June 30, 2004.

Net cash provided by financing activities for the six months ended June 30, 2005 totaled $133.9 million and reflect (i) net proceeds from the issuance of 1.6 million shares of common stock totaling $20.8 million, (ii) $75.0 million proceeds from our mortgage on Stratford Square Mall and (iii) $50.7 million proceeds from our first mortgage on Colonie Center Mall. The increases were partially offset by (i) a $4.0 million payment to affiliates, (ii) $3.8 million paid for dividends and distributions and (iii) $1.1 million paid for deferred financing costs.

Liquidity and Capital Resources

     Overview

As of June 30, 2005, we had approximately $45.7 million in cash on hand. We expended approximately $24.1 million in cash in connection with the acquisition of the Northgate Mall which closed on July 12, 2005. The balance of the cash on hand will be used for future operational and capital needs. We also expect to substantially enhance our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement its growth and business plan over time. This additional capital will allow us to acquire additional assets and complete significant redevelopment projects on our recently acquired assets. At June 30, 2005, our total consolidated indebtedness outstanding approximately $226.4 million, or 58% of our total assets.

Back to Contents

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

     Short Term Liquidity Requirements

Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to unit holders in our operating partnership funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and our existing cash. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2005, we had commitments to make tenant improvements and other capital expenditures at our properties in the amount of approximately $176,000 to be incurred during 2005, which we intend to fund from existing cash and cash from operating activities. We expect the cost of recurring capital improvements and tenant improvements for our properties to be approximately $2.0 million for the remainder of 2005. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.

In addition, as of June 30, 2005, the joint venture owning the Harrisburg Mall had commitments to make tenant improvements and other capital expenditures in the amount of $914,000 to be incurred in 2005. The joint venture intends to fund these commitments from operating cash flow and available proceeds of the construction loan with Commerce Bank (approximately $2.6 million, as described under “–Harrisburg Mall Loan”) and approved state and local government grants and other economic incentives (approximately $8.0 million of which $7.5 million has been received through June 30, 2005). Loan advances under the construction loan with Commerce Bank, however, are reduced by the amount of the Harrisburg Mall joint venture’s net cash flow after operating expenses and debt service. In April 2005, the loan was extended until March 2008. During July 2005, the loan was amended and increased to $50 million with no principal payments until the maturity date. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis. The Company does not anticipate further distributions or capital requirements for the remainder of 2005.

In June 2005, the Company completed a $50.8 million first mortgage bridge financing collateralized by the Colonie Center Mall. The Company plans to replace the bridge loan with a three to five year first mortgage loan prior to the December 2005 maturity date.

     Long Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, non-recurring capital expenditures and payment of indebtedness at maturity. We expect to meet our other long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured,unsecured borrowings and the issuance of additional equity or debt securities and contributing certain wholly-owned properties into joint venture

In the future, we may seek to increase the amount of our mortgages, negotiate credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.

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

In connection with the Company’s acquisition of the Colonie Center Mall, the purchase price was initially subject to increase up to an additional $9 million if, prior to June 30, 2005, certain pending leases in negotiation at the time of acquisition were obtained by the seller of the mall that complied with certain criteria.  The Company has disbursed $382,000 in connection with one lease that met the foregoing criteria.  The Company also received from the seller on June 30, 2005 a lease that the Company declined to sign on July 1, 2005 because the Company does not believe that the lease complied with the requirements of the purchase contract; the seller has not yet responded to the Company’s July 1, 2005 action.  Although the Company believes that the seller has no legal basis for objecting to the Company’s action, if the seller did object and an arbitrator determined the issue adversely to the Company, the Company would be obligated to pay approximately $4 million to the seller.

Back to Contents

We are currently in preliminary discussions with a number of potential sellers of mall properties. We currently have no agreement to invest in any property other than the properties we currently own and have announced to acquire. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.

     Harrisburg Mall Loan

The joint venture that owns the Harrisburg Mall entered into a construction loan with Commerce Bank with a maximum funding commitment of $46.9 million, as amended in October 2004, of which the joint venture has borrowed $42.8 million as of June 30, 2005. The loan currently bears interest at a rate of LIBOR plus 1.625% (4.72% at June 30, 2005). Interest on the outstanding principal balance of this loan is payable on the first day of each month. This loan can be repaid in whole or in part at any time after April 1, 2006, without penalty. This loan has a limited recourse of $10 million, of which affiliates of the Lubert Adler Funds (“Lubert Adler”) are liable for $3.2 million, or 63%, and Larry Feldman, our Chairman and Chief Executive Officer, is liable for $3.7 million, or 37%. In March 2005, we assumed Larry Feldman’s recourse liabilities under this loan. In July 2005, the limited recourse was reduced to $5 million of which Lubert Adler is liable for $3.2 million and we are liable for $1.8 million. In addition, pursuant to the terms of this loan, at any time the joint venture is entitled to receive a loan advance, the lender shall reduce the amount of such advance by the amount of the joint venture’s net cash flow after operating expenses and debt service. In April 2005, the loan was extended until March 2008. During July 2005, the loan was amended and increased to $50 million with no principal payments until the maturity date. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis.

     Stratford Square Mall Loan

In January 2005, we completed a $75 million, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $20 million are complete, the total leverage is expected to decrease to approximately 65% of total anticipated cost.

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

Back to Contents

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

FFO for the periods are as follows (in thousands):

	June 30, 2005

	Three Months Ended	Six Months Ended

Net Income	$205	$575
Add:
Depreciation and amortization	2,625	4,477
Minority interest	26	74
FFO contribution from unconsolidated joint venture	148	312
Less:
Depreciation of non-real estate assets	(68)	(102)

FFO available to common stockholders and OP Unit holders	$2,936	$5,336

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

     Market Risk Related to Fixed Rate Debt

We had approximately $226.4 million of outstanding indebtedness as of June 30, 2005, of which $175.6 million bears interest at fixed rates ranging from 5.00% to 5.16%. In addition, the Company has outstanding indebtedness totaling $50.8 million which bears interest on a floating rate basis at LIBOR plus 1.4%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would increase or decrease our annual interest expense by approximately $2.3 million, as the case may be.

Aggregate principal payments of our mortgages as of June 30, 2005 are as follows:

2005	$51,008
2006	616
2007	671
2008	130,481
2009	43,588

Total Principal Payment	$226,364
Assumed Above-Market Mortgage Premium	6,533

$232,897

We currently have a $75 million swap contract and a 100 basis point increase in interest rates would increase the fair value of our swap by approximately $1.7 million and a 100 basis point decrease in interest rates would decrease the fair value of our swap by approximately $1.3 million.

Back to Contents

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

     Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal controls over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of such internal controls that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our company’s internal controls over financial reports.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stock holders on May 26, 2005 at which the following matters were voted upon:

1.	To elect five directors of the Company to serve until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

2.	To ratify the selection of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.

Back to Contents

The results of the meeting were as follows:

Proposal 1:	For	Against	Abstain
James Bourg	11,628,835		40,700
Lawrence Feldman	11,628,835		40,700
Lawrence Kaplan	11,637,985		31,550
Paul McDowell	11,637,985		31,550
Bruce Moore	11,637,985		31,550

Proposal 2:	For	Against	Abstain
KPMG	11,667,235	2,300

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

10.1  Amended and Restated Membership Interest Purchase Agreement, dated May 13, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker.

10.2 First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated June 9, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker.

10.3  Second Amendment to Amended and Restated Membership Interest Purchase Agreement, dated July 1, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker.

10.4 Real Estate Purchase and Sale Agreement, dated April 27, 2005, by and among Northgate Investments, LLC and FMP Northgate Outparcel LLC.

31.1 Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 202 filed herewith.

31.2 Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 202 filed herewith.

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELDMAN MALL PROPERTIES

By: /s/ Thomas Wirth
Executive Vice President and Chief Financial Officer

Date: August 15, 2005