Form 10-Q
period 2005-09-30
Feldman Mall Properties, Inc.
filed 2005-11-15
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended from September 30, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to           .

Commission File No. 001-32365

FELDMAN MALL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-4284187
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 12,553,495 at November 5, 2005.

Back to Contents

FELDMAN MALL PROPERTIES, INC.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Feldman Mall Properties, Inc. and Subsidiaries and Feldman Equities of Arizona, LLC and Subsidiaries (“Predecessor”)

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Signatures

Back to Contents

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets:
Investments in real estate, net	$396,553	$143,653
Investment in unconsolidated real estate partnership	3,233	5,150
Cash and cash equivalents	15,448	15,607
Restricted cash	6,567	4,555
Rents, deferred rents and other receivables, net	5,619	1,921
Acquired lease rights, net	15,253	4,167
Acquired in-place lease values, net	19,697	11,504
Acquired below market ground lease, net	7,845	—
Deferred charges, net	2,434	675
Other assets	4,361	1,551

Total Assets	$477,010	$188,783

Liabilities and Stockholders’ Equity:
Liabilities:
Mortgage loans payable	$319,417	$54,750
Due to affiliates	5,396	12,941
Accounts payable, accrued expenses and other liabilities	12,208	7,862
Dividends and distributions payable	3,218	—
Acquired lease obligations, net	18,393	4,737

Total liabilities	358,632	80,290

Minority interest	12,738	13,962
Commitment and contingencies	—	—

Stockholders’ Equity
Common stock	126	108
Additional paid-in capital	116,953	95,672
Distributions in excess of earnings	(10,881)	(1,249)
Unamortized deferred compensation expense	(1,652)	—
Accumulated other comprehensive income	1,094	—

Total stockholders’ equity	105,640	94,531

Total Liabilities and Stockholders’ Equity	$477,010	$188,783

See accompanying notes to condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2005	2004	2005	2004

	(The Company)	(The Predecessor)	(The Company)	(The Predecessor)
Revenue:
Rental	$11,068	$1,647	$23,648	$4,913
Tenant reimbursements	5,095	1,029	12,047	3,192
Management, leasing and development services	90	348	356	799
Interest and other income	120	16	746	211

Total Revenue	16,373	3,040	36,797	9,115

Expenses:
Rental property operating and maintenance	5,155	937	11,538	2,797
Real estate taxes and ground rent	1,907	305	4,423	947
Interest	4,195	1,161	7,799	3,336
Depreciation and amortization	4,679	406	9,156	1,206
General and administrative	1,515	321	4,233	1,118

Total Expenses	17,451	3,130	37,149	9,404

Equity in (loss)/earnings of unconsolidated real estate partnership	(216)	53	(292)	300

Income (loss) before minority interest	(1,294)	(37)	(644)	11
Minority interest	(147)	(28)	(73)	68

Net Loss	$(1,147)	$(9)	$(571)	$(57)

Basic and diluted loss per share	$(0.09)		$(0.05)

Basic and diluted weighted average common shares outstanding	12,410		12,316

See accompanying notes to condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Share Data)
(Unaudited)

Nine Months Ended September 30, 2005

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Unamortized Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance at December 31, 2004	10,789,895	$108	$95,672	$(1,249)	$—	$—	$94,531	$—
Proceeds from offering of common stock	1,600,000	16	20,784	—	—	—	20,800	—
Common stock issued to independent directors	6,000	—	77	—	—	—	77	—
Costs associated with offering	—	—	(1,543)	—	—	—	(1,543)	—
Net loss	—	—	—	(571)	—	—	(571)	(571)
Net unrealized gain on derivative instrument	—	—	—	—	—	1,094	1,094	1,094
Deferred compensation plan & stock award	157,600	2	1,963	—	(1,965)	—	—	—
Amortization of deferred compensation plan	—	—	—	—	313	—	313	—
Dividends	—	—	—	(9,061)	—	—	(9,061)	—

Balance at September 30, 2005	12,553,495	$126	$116,953	$(10,881)	$(1,652)	$1,094	$105,640	$523

See accompanying notes to condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,

	2005	2004

	(The Company)	(The Predecessor)

Cash Flows From Operating Activities:
Net Loss	$(571)	$(57)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,156	1,206
Amortization of deferred financing costs	439	115
Provision for doubtful accounts	320	57
Amortization of deferred compensation expense	313	—
Interest expense amortization	(577)	—
Ground rent amortization	34	—
Minority interest	(73)	68
Equity in loss/(earnings) of unconsolidated real estate partnership	292	(300)
Net change in revenue related to acquired lease rights/obligations	(814)	134
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(4,018)	(904)
Restricted cash relating to operating activities	(860)	(355)
Other deferred costs	(1,009)	(160)
Other assets	161	(77)
Accounts payable, accrued expenses and other liabilities	3,117	77

Net cash provided by (used in) operating activities	5,910	(196)

Cash Flows From Investing Activities:
Real estate acquisitions, net of acquired assets and assumed liabilities	(132,971)	—
Distribution from (investment in) unconsolidated real estate partnership	1,625	(372)
Real estate acquisition deposit	—	(1,000)
Expenditures for real estate improvements	(3,874)	(2,762)
Change in restricted cash relating to investing activities	(959)	(18)

Net cash used in investing activities	(136,179)	(4,152)

Cash Flows From Financing Activities:
Proceeds from equity offering	20,800	—
Payment of offering costs	(3,754)	—
Proceeds from mortgage loans payable	125,766	—
Repayment of mortgage loans payable	(253)	(766)
Increase in revolving line of credit borrowings	—	3,922
Increase in due to affiliates	107	382
Distributions to members of the predecessor	(7,877)	—
Change in restricted cash relating to financing activities	3,507	(13)
Dividends and distributions	(6,992)	—
Payment of deferred financing costs	(1,194)	(1,940)

Net cash provided by financing activities	130,110	1,585

Net change in cash and cash equivalents	(159)	(2,763)
Cash and cash equivalents, beginning of period	15,607	3,977

Cash and cash equivalents, end of period	$15,448	$1,214

Supplemental disclosures of cash flow information: Cash paid during the period for interest, net of amounts capitalized	$7,627	$2,635

Supplemental disclosures of non cash investing and financing activities:
Assets acquired in connection with real estate acquisition	$4,338	—

Liabilities assumed in connection with real estate acquisition	$128,976	—

Unrealized gain on derivative instrument	$1,153	—

Dividends and distributions payable	$3,218	—

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
September 30, 2005

(Amounts in Thousands, Except Share and Per Share Data)

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

      Feldman Mall Properties, Inc., a real estate investment trust, or REIT, was incorporated in Maryland on July 14, 2004. The Company closed its initial offering of its common stock on December 16, 2004 (the “Offering”). The Company’s wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 88.6% of Feldman Equities Operating Partnership, LP (the “Operating Partnership”). The Company, through such subsidiaries, has control over major decisions of the Operating Partnership, including decisions related to sale or refinancing of the properties. The Company, the Operating Partnership and Feldman Equities Management Services Company (the “Service Company”) were formed to continue to operate and expand the business of the Predecessor. The Company consolidates the financial statements of the Operating Partnership. Until the completion of the Offering, the Company, the Operating Partnership and the Service Company had no operations.

      As of August 13, 2004, Mr. Larry Feldman, Chairman and Chief Executive Officer of the Company, was the ultimate owner of 100% of the Company. As of such date, Mr. Feldman (including members of his family), one other member of management of the Company (Mr. Erhart, the Company’s general counsel) and the Operating Partnership owned directly or indirectly 100% of the Predecessor. Feldman Holdings Business Trust I owned 0.01% of the Operating Partnership, as general partner, and Jim Bourg, Executive Vice President and Chief Operating Officer, and Scott Jensen, Executive Vice President of Leasing, owned 99.99% as limited partners.

      In a series of transactions culminating with the closing of the Offering, the Company, the Operating Partnership and the Service Company, together with the partners and members of the partnerships and limited liability companies affiliated with the Predecessor and other parties which hold direct or indirect ownership interests in the properties (collectively, the “Participants”), engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Predecessor, (ii) enable the Company to raise the necessary capital to acquire interests in certain of the properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to qualify as a real estate investment trust and (vi) preserve tax advantages for certain Participants.

      Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, which were executed on August 13, 2004, the Operating Partnership received a contribution of interests in the Predecessor, which included the property management, leasing, and real estate development operations in exchange for limited partnership interests in the Operating Partnership.

      As part of the Formation Transactions, the owners of the Predecessor contributed their ownership interests in the Predecessor to the Operating Partnership. Collectively, these contributors, including Messrs. Bourg and Jensen, owned 12.9% of the Operating Partnership at the date of formation, as limited partners. The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis.

      The Company has elected the status of and qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of 100% of the interests in the Predecessor, in exchange for units. The Operating Partnership may acquire additional interests in certain properties from unaffiliated third parties, to be paid in cash. In connection with the Formation Transactions, the Operating Partnership assumed debt and other obligations. This exchange of interests has been accounted for as a reorganization of entities under common control.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. Organization and Description of Business – (Continued)

     As of September 30, 2005, the Company owned five real estate properties: The Foothills Mall in Tucson, Arizona, acquired in April 2002, the Stratford Square Mall in Bloomingdale, Illinois, acquired in December 2004, the Colonie Center Mall in Albany, New York, acquired in February 2005, the Tallahassee Mall in Tallahassee, Florida, acquired in June 2005, the Northgate Mall in Cincinnati, Ohio, acquired in July 2005. The Company also has a minority interest in a partnership owning the Harrisburg Mall in Harrisburg, Pennsylvania, acquired in September 2003.

     2. Summary of Significant Accounting Policies

     Basis of Quarterly Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2005 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

          Principles of Consolidation and Equity Method of Accounting

     The accompanying condensed consolidated financial statements of the Company and the Predecessor include the accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

     The Company evaluates its investments in partially-owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially-owned entity is a “variable interest entity”, or a “VIE,” and the Company is the “primary beneficiary” as defined in FIN 46R, the Company accounts for such investment as if it were a consolidated subsidiary.

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
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data

2. Summary of Significant Accounting Policies – (Continued)

Critical Accounting Policies and Management’s Estimates

     The Company has identified certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. On an ongoing basis, the Company evaluates estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available to the Company and on various other assumptions that management believes are reasonable under the circumstances.

     The Company makes estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on the net income, because a higher bad debt allowance would result in lower net income.

     The Company is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the investments in real estate. These assessments have a direct impact on the net income (loss) because if the Company were to shorten the expected useful lives of its investments in real estate, the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

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
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data

2. Summary of Significant Accounting Policies – (Continued)

Revenue Recognition and Tenant Receivables

     Base rental revenues from rental retail properties are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. As of September 30, 2005 and December 31, 2004, approximately $1,624 and $1,110, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying condensed consolidated financial statements. “Percentage rent” or rental revenue, which is based upon a percentage of the sales recorded by the Company’s tenants, is recognized in the period such sales are earned by the respective tenants.

     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Predecessor recorded none and $125 of lease termination fees for the three and nine months ended September 30, 2004, respectively. The Company recorded $50 and $157 of lease termination income for the three and nine months ended September 30, 2005, respectively.

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

     The Company provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying condensed consolidated balance sheets are shown net of an allowance for doubtful accounts of $843 and $414 as of September 30, 2005 and December 31, 2004, respectively.

     Deferred Charges and Acquired In-place Lease Value

     Deferred leasing commissions, acquired in-place lease value, and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using the effective interest method.

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
September 30, 2005

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

     Purchase Accounting for Acquisition of Interests in Real Estate Entities

     The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and related improvements based on management’s determination of the relative fair values of these assets. Historically, management determined the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. For the two most recent acquisitions, the Company has changed its methodology to determine the as-if vacant value by using a replacement cost method. Under this method, the Company obtains valuations from a qualified third-party utilizing relevant third-party property condition and Phase I environmental reports. The Company believes the replacement cost method closely approximates its previous methodology and is a better determination of the as-if vacant fair value.

     In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in acquired lease rights in the accompanying consolidated balance sheets) are amortized as a reduction of rental income over the remaining, non-cancelable, terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligation in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate/bargain renewal periods in the respective leases.

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

     Other acquired intangible assets and liabilities include above-market fixed rate mortgage debt and below-market ground lease. Above market debt is measured by adjusting the existing fixed rate mortgage to market fixed rate debt and amortizing the acquired liability over the weighted-average term of the acquired mortgage using the effective interest method. The liability is amortized as a reduction to the Company’s interest expense. The below market ground lease asset is amortized over the estimated length of the ground lease as an increase to ground rent expense.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

     The Company acquired Stratford Square Mall, located in Bloomingdale, Illinois, on December 30, 2004, Colonie Center Mall, located in Albany, New York, on February 1, 2005, Tallahassee Mall, located in Tallahassee, Florida, on June 28, 2005 and Northgate Mall on July 12, 2005. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases, and mortgage and acquired above-market fixed rate debt, if any, based in each case on their fair values. The Company has allocated no fair value to tenant relationships. The initial purchase price allocation for the Northgate Mall is preliminary and is subject to adjustment before completion.

     The following are the amounts assigned to each major asset and liability caption at the acquisition date:

	Northgate	Tallahassee		Colonie	Stratford

Land	$11,120	$—	(A)	$9,045	$11,528
Building and improvements	98,223	64,775		71,507	74,547
Below market ground lease	—	7,879		—	—
Acquired lease rights	7,839	1,215		3,687	3,380
In-place lease values	3,455	4,785		2,662	7,262
Acquired lease obligations	(2,333)	(10,536)		(3,256)	(3,352)
Assumed above-market mortgages	(7,970)	(6,533)		—	—

Total Purchase Price	$110,334	$61,585		$83,645	$93,365

(A) – The Tallahassee Mall is subject to an operating ground lease.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the results of operations for the nine months ended September 30, 2005 and 2004 as though the Formation Transactions and the acquisitions of Stratford Square Mall, Colonie Center Mall, Tallahassee Mall and Northgate Mall had occurred on January 1, 2004:

	2005	2004

Pro forma revenues	$50,221	$51,263
Pro forma net income (loss)	$(1,012)	$2,378
Pro forma (loss) earnings per common share-basic	$(0.08)	$0.19
Pro forma earnings per common share and common share equivalents-diluted	$(0.08)	$0.19
Pro forma common shares-basic	12,316,224	12,316,224
Pro forma common shares and common share equivalents-diluted	N/A	14,014,950

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

     The Company has elected or may elect to treat certain existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS’s. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal and State income tax. Currently, the TRS’s generate no income or are marginally profitable, resulting in minimal or no Federal and State income tax liability for these entities. The Company has paid no income taxes for the periods presented, nor incurred any tax liability or expense.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

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

     Loss Per Share

     The Company presents both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income/loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Based on the Company’s loss for both the three and nine months ended September 30, 2005, the basic and diluted weighted average common shares outstanding are the same. The Company’s computation for EPS excludes potentially dilutive securities for unvested restricted shares issued to certain employees totaling 142,455 and 105,262 for the three and nine months ended September 30, 2005 and 1,593,464 OP units for the three and nine months ended September 30, 2005 as such securities are anti-dilutive. The 2004 results represent the Predecessor and accordingly, no EPS computations have been presented.

     Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and operates in one reportable segment, retail mall real estate.

Deferred Compensation

The Company has initiated a deferred compensation plan with the issuance of 157,600 of restricted common stock to certain employees. The restricted shares will vest on a pro rata basis over periods ranging from three to five years. The shares were valued at $1,965 based on the market price of the shares on the date of grant, have been classified in the equity section and are amortized into expense over the vesting periods.

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
September 30, 2005

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

Based on the conclusions, the presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”–the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or participating rights–the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The adoption of EITF 04-05 does not have an effect on the equity method of accounting currently being applied to its general partner interest in the Harrisburg Mall joint venture.

Reclassification

Certain prior period balances have been reclassified to conform to the current period financial statement presentation.

3. Mortgage Loans Payable

At September 30, 2005 and December 31, 2004, mortgage loans payable consisted of the following:

	2005	2004

Mortgage loan payable – interest only at 5.09% payable monthly, due November 1, 2008, secured by the Foothills Mall property	$54,750	$54,750

Mortgage loan payable – interest only at 125 basis points over LIBOR (5.125% at September 30, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	—

Mortgage loan payable – interest only at 140 basis points over LIBOR (5.24% at September 30, 2005) payable monthly, due December 2005, secured by Colonie Center Mall property	50,766	—

Mortgage loan payable – interest at 8.60% payable monthly, due July 1, 2009, secured by the Tallahassee Mall property	45,737	—

Mortgage loan payable – interest at 6.60% payable monthly, due September 1, 2012, secured by the Northgate Mall	79,463	—

Total mortgages outstanding	305,716	54,750

Assumed above-market mortgage premiums, net	13,701	—

Total mortgage loans payable	$319,417	$54,750

     On July 12, 2005, the Company assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.6%. The Company has determined this rate to be above market and, in applying purchase accounting, has determined the fair market value interest rate to be 5.37%. The above premium was initially $7,970 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above market premium totaled $342 for the three and nine months ended September 30, 2005.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage Loans Payable – (Continued)

     On June 28, 2005, the Company assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.6%. The Company has determined this rate to be above market and, in applying purchase accounting, has determined the fair market value interest rate to be 5.16%. The above market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above market premium totaled $460 for the three and nine months ended September 30, 2005.

     In June 2005, the Company completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date is December 1, 2005. The Company plans to extend the bridge loan or replace the bridge loan with a three to five year first mortgage loan prior to the December 2005 maturity date. The bridge loan contains various financial covenants requiring the Company to maintain certain property-level financial debt coverage ratios. At September 30, 2005, the Company did not satisfy two financial covenants and has received a temporary waiver from the financial institution. The Company plans to replace the bridge loan with a three to five year first mortgage loan prior to the December 2005 maturity date.

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

     In accordance with the mortgage loan agreement in effect as of September 30, 2005 and December 31, 2004, all cash receipts of the Foothills Mall are deposited directly into restricted lockbox accounts. These receipts are then allocated and held in restricted cash accounts in accordance with the cash management agreements, which are part of the loan agreement. The loan is closed to prepayment during a lockout period until the first to occur of (i) three years following commencement of the loan or (ii) two years following the sale of the loan to a bondholder trust. After the end of the lockout period, the loan is open to prepayment by defeasance (providing treasury bonds as substitute collateral for the property) only. Therefore, the Company may not defease the loan until May 2006. Assuming no payments are made on the principal amount of this loan prior to November 1, 2008, the balance to be due at such date will be approximately $54,750.

     In April 2003, the Predecessor entered into a revolving line of credit agreement with Marshall & Ilsley Bank in the maximum amount of $2,500. This line of credit was secured by, among other things, a pledge of the members’ interests in the Predecessor and by a joint and several guaranty of Larry Feldman, and matured in April 2005. In June 2004, the agreement was amended to increase the amount available under the line of credit to $4,000. In November 2004, the agreement was further amended to increase such amount to $6,000.

     Aggregate principal payments of our mortgage loans as of September 30, 2005 are as follows:

2005	$51,137
2006	1,528
2007	1,645
2008	131,493
2009	45,180
2010 and thereafter	74,733

Total principal payments	305,716
Assumed above-market mortgage premiums, net	13,701

Total	$319,417

     Certain of our mortgage loans payable contain various financial covenants requiring the Company to maintain certain financial debt coverage ratios, among other requirements. As of and for the nine months ended September 30, 2005, the Company was in compliance with these debt covenants with the exception of the first mortgage bridge financing noted above.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

4. Related Party Transactions

     As of December 31, 2003, $5,533 was included in due to affiliates in the accompanying condensed consolidated balance sheet for advances and related accrued interest due to Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), the majority owner of the Predecessor. The advances were made to fund the Predecessor’s investment in the Foothills Mall and to reimburse Feldman Partners, LLC for certain salary and overhead costs. These costs amounted to $99 and $329 for the three and nine months ended September 30, 2004, respectively. The operating agreement of the Predecessor provided that such advances made by its members shall bear interest at a rate of 15% per annum, were unsecured and were to be repaid before any other distribution to any member. The interest expense on such advances amounted to $192 and $585 for the three and nine months ended September 30, 2004, respectively. During December 2004, $4,000 of these advances was repaid and the balance was included in the total consideration received in the Formation Transactions.

     Since September 2003, the Company provides certain property management, leasing and development services to its unconsolidated real estate partnership for an annual management fee of 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreement. In addition, the Company earns brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnership aggregated $90 and $293 for the three months ended September 30, 2005 and 2004, respectively and $332 and $442 for the nine months ended September 30, 2005 and 2004, respectively. These fees are recorded in management, leasing and development services on the accompanying condensed consolidated statements of operations.

     Prior to being employed by the Company on January 1, 2005, an officer provided professional services to the Company and Predecessor. Fees charged by the officer to the Company for the three and nine months ended September 30, 2004 were $45 and $64, respectively, and are included in general and administrative expenses on the accompanying statement of operations.

     The Company has entered into a consulting contract with Ed Feldman, father of the Company’s chairman and CEO, Larry Feldman, to provide professional acquisition services. The agreement pays Mr. Feldman $3 per month commencing July 1, 2005. For the three and nine months ended September 30, 2005, Mr. Feldman has received $6.

     5. Rentals Under Operating Leases

     The Company receives rental income from the leasing of retail shopping center space under operating leases. The Company recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due as reduced by amortization of capitalized above-market lease values. Amounts included in rental revenue based on recording lease income on the straight-line basis for the three months ended September 30, 2005 and 2004 were $231 and $119, respectively, and for the nine months ended September 30, 2005 and 2004 were $522 and $239, respectively.

     The minimum future base rentals under non-cancelable operating leases as of September 30, 2005 are as follows:

Year ending December 31,
2005	$27,805
2006	33,460
2007	30,365
2008	25,915
2009	21,970
Thereafter	85,801

Total future minimum base rentals	$225,316

     Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and consequently, the Company’s credit risk is concentrated in the retail industry. One tenant (movie theatre), whose lease expires in 2017, accounted for more than 10% of the Company’s rental revenues during the nine months ended September 30, 2004. Rental income collected from this tenant aggregated $209 and $626 for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, no tenant exceeded 10% of rental revenues.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

6. Due to Affiliates

     At December 31, 2004, due to affiliates primarily reflects obligations to make payments to certain owners of the Predecessor in connection with the Formation Transactions. As part of the Formation Transactions, the owners of the Predecessor are entitled to the following:

     Messrs. Feldman, Bourg and Jensen have the right to the receipt of funds totaling $7,594 at December 16, 2004 from certain restricted cash accounts, once these accounts are released to the Company. The owners were paid $3,700 of the restricted cash accounts prior to December 31, 2004. The remaining balance totaling $3,894 was due to the owners at the earlier of the first mortgage maturity date at the Foothills Mall (November 2008) or the achievement of certain performance criteria established in the first mortgage covenants. The partners were paid the remaining balance, plus accrued interest, totaling $3,976 with $3,857 paid in September 2005 and $119 paid in October 2005.

     Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the Formation Transactions upon the achievement of a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument which is recorded as an obligation of the Company as of the Offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $5,272 and $5,047 and is included in due to affiliates at September 30, 2005 and December 31, 2004, respectively. The fair value of this obligation is assessed by the Company’s management on a quarterly basis. The change in the fair value is included in interest expense in the accompanying condensed consolidated statements of operations.

     In December 2004, the Predecessor agreed to make a distribution to its members in the amount of $4,000, which was unpaid and was due to affiliates at December 31, 2004. Such amount was paid in January 2005.

7. Stockholders’ Equity

     The Company’s authorized capital stock consists of 250,000,000 shares, $.01 par value, including up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2004, 10,789,895 shares of common stock were issued and outstanding. The Company has not issued any shares of preferred stock as of September 30, 2005. Subsequent to December 31, 2004, the Company issued 2,000 fully-vested shares of its common stock to each of its three independent directors and 157,600 restricted shares to certain employees.

     In January 2005, the Company sold 1,600,000 shares of its common stock at a gross price of $13.00 per share. The net proceeds from this offering, after underwriting fees, were approximately $19,300.

     As of September 30, 2005, 12,553,495 shares of common stock were issued and outstanding.

8. Minority Interest

     As of September 30, 2005 minority interest relates to the interests in the Operating Partnership that are not owned by the Company, of approximately 11.4%. In conjunction with the formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received Units. Limited partners who acquired Units in the Formation Transactions have the right, commencing on or after December 16, 2005, to require the Operating Partnership to redeem part or all of their Units for cash, or an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

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
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

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

     In connection with the Company’s acquisition of the Colonie Center Mall, the purchase price was initially subject to increase up to an additional $9,000 if, prior to June 30, 2005, certain pending leases in negotiation at the time of acquisition were obtained by the seller of the mall that complied with certain criteria.  The Company has disbursed $382 in connection with one lease that met the foregoing criteria.  The additional consideration paid has been included into in-place lease value and is being amortized over the term of the lease. On June 30, 2005, the Company also received from the seller a lease that the Company declined to sign on July 1, 2005 because the Company does not believe that the lease complied with the requirements of the purchase contract. The seller has responded to the Company’s July 1, 2005 action by requesting an arbitration hearing under the terms of the agreement.  Although the Company believes that the seller has no legal basis for objecting to the Company’s action, if an arbitrator determines the issue adversely to the Company, the Company would be obligated to pay a maximum amount of an additional $4,000 to the seller, which would be considered additional purchase price related to the acquisition and allocated to tangible and intangible assets accordingly.

10. Investment in Unconsolidated Real Estate Partnerships

     The Company has a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “Partnership”). The Partnership purchased a 900,000 square foot regional mall in Harrisburg, Pennsylvania on September 29, 2003. Summarized financial information for this investment, which is accounted for by the equity method, is as follows:

	September 30, 2005	December 31, 2004

Investment in real estate, net	$50,412	$51,457
Receivables including deferred rents	1,149	756
Other assets	11,956	15,790

Total assets	$63,517	$68,003

Loan payable	$49,750	$44,298
Other liabilities	2,082	4,352
Owners’ equity	11,685	19,353

Total liabilities and owners’ equity	$63,517	$68,003

The Company’s share of owners’ equity	$3,233	$5,150

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenue	$2,483	$2,312	$7,769	$6,926

Operating and other expenses	1,787	1,249	4,572	3,759
Interest expense (including the amortization of deferred financing costs)	741	253	1,975	696
Depreciation and amortization	820	589	2,390	1,221

Net (loss) income	$(865)	$221	$(1,168)	$1,250

The Company’s and the Predecessor’s share of net (loss) income	$(216)	$53	$(292)	$300

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

10. Investment in Unconsolidated Real Estate Partnerships – (Continued)

     The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan, as amended in December 2003, permitted the Partnership to draw up to $43,060, and was subsequently amended in October 2004 to increase the lender’s commitment by $3,815 to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. The effective rates on the loan at September 30, 2005 and December 31, 2004 were 5.39% and 5.67%, respectively. During July 2005, the loan was amended and increased to $50,000 through a $7,200 second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis, of which the Company received $1,625.

     Under certain circumstances, the Partnership may extend the maturity of the loan for three, one-year periods. The loan may not be prepaid until after April 2006, after that date the Partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63%, and the Company is liable for $1,850 or 37%.

     The balance outstanding under the loan was $49,750 and $44,298, as of September 30, 2005 and December 31, 2004, and the Partnership intends to continue to draw down the loan and use cash flow from property operations to fund its capital expenditure commitments, which were $539 at September 30, 2005. The Company is required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

     The Company’s option to acquire the remaining interests in the Harrisburg Mall for $27,600 expired on July 19, 2005 without being exercised.

     The joint venture agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other beginning on September 30, 2005. Either partner to the joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The joint venture agreement does not limit the Company’s ability to enter into real estate ventures or co-investments with other third parties. However, the agreement restricts the Company’s ability to enter into transactions relating to the joint venture with the Company’s affiliates without the prior approval of its joint venture partner.

11. Fair Value of Financial Instruments

     As of September 30, 2005 and December 31, 2004, the fair values of the Company’s mortgage loans payable, are approximately the carrying values as the terms are similar to those currently available to the Company for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

12. Financial Instruments: Derivatives and Hedging

     The following summarizes the notional and fair value of the Company’s derivative financial instrument at September 30, 2005. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$1,153

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND
SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)
September 30, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12. Financial Instruments: Derivatives and Hedging – (Continued)

     On September 30, 2005, the derivative instrument reported assets at a fair value of approximately $1,153 and is recorded in other assets. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings.

     The Company hedges exposure to variability in anticipated future interest payments on existing variable rate debt.

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

     Prior to the completion of the offering and formation transactions, our business was conducted by our predecessor, Feldman Equities of Arizona LLC, and its subsidiaries and affiliates. The condensed consolidated financial statements for the three and nine months ended September 30, 2005 represent the results of our company and the condensed consolidated financial statements for the three and nine months ended September 30, 2004 represent the results of our predecessor. Our predecessor was engaged in comprehensive mall renovation and repositioning projects. These projects included the Foothills Mall, which was acquired through a joint venture by our predecessor in April 2002, and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in September 2003. Through December 15, 2004, our predecessor consolidated the financial results of the Foothills Mall and accounted for its investment in the Harrisburg Mall using the equity method of accounting.

     A discussion of the results of operations of our predecessor and our company is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement our growth and business plan over time. For the following reasons, the results of operations of our predecessor and our company may not be indicative of the results of our future operations:

•	Since our predecessor acquired its interests in the Foothills Mall in 2002 and in the Harrisburg Mall in 2003, these malls have undergone dramatic changes in architectural design and appearance, layout, square footage and tenant composition. We estimate that the redevelopment costs (excluding the costs of acquisition) for the renovation and repositioning of the Harrisburg Mall and Foothills Mall will total approximately $56.3 million and $11.0 million, respectively. These changes have already improved the performance of these properties. In the case of the Harrisburg Mall, leased square footage has grown from approximately 429,000 at acquisition to 798,000. In the case of the Foothills Mall, leased square footage as a percentage of total rentable area was maintained at approximately 90% throughout the renovation process which added approximately 27,000 square feet of rentable area. At September 30, 2005, shop occupancy, excluding temporary tenants, was 95.6%.

•	On December 30, 2004, we acquired the Stratford Square Mall located in Bloomingdale, Illinois for a base purchase price of $93.1 million. Located in rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the 1.3 million square foot mall has a shop tenant occupancy of 70.4% (including temporary tenants). Excluding temporary tenants, the shop occupancy as of September 30, 2005, was 55.9%. The mall boasts 6 non-owned anchor tenants including Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

•	In January 2005, we completed a $75.0 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $30 million are complete, the total leverage is expected to decrease to approximately 61% of total anticipated cost. In connection with the Stratford Square Mall financing, during January 2005, the Company entered into a $75.0 million swap commencing February 2005 with an all-in-rate of 5% with a final maturity date in January 2008. The effect of the swap is to fix the interest rate on the Stratford Square Mall mortgage loan.

•	On February 1, 2005, we acquired Colonie Center, located in Albany, New York for an initial purchase price of $82.2 million and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. At September 30, 2005, shop occupancy; excluding temporary tenants, was 74.8%.

•	On June 28, 2005, we acquired the Tallahassee Mall, a 963,000 square foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The first mortgage assumed by the Company bears interest at a fixed rate of 8.60% and has a July 2009 maturity date. The property is subject to a long term ground lease that expires in the year 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. At September 30, 2005, shop occupancy, excluding temporary and anchor tenants, was 74.4%.

•	On July 12, 2005, we acquired Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110.0 million included the assumption of the existing mortgage loan in the approximate amount of $79.6 million plus cash in the amount of approximately $30.4 million. The first mortgage being assumed by the Company bears interest at a fixed rate of 6.60% and has a November 2012, maturity date. At September 30, 2005, shop occupancy, excluding temporary and anchor tenants, was 78.0%.

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

     We have determined that our investments are not VIEs. Our predecessor consolidated the joint venture owning the Foothills Mall as it was the majority owner that exercises control over all significant decisions. Our predecessor accounted and we account for our investments in the joint venture that owns the Harrisburg Mall under the equity method of accounting in view of the important rights (as defined in SOP 78-9) held by the other joint venture partners. This investment is recorded initially at cost and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. We would expect the operations of the Harrisburg Mall to become consolidated with our company if we were to acquire the remaining interests in the joint venture that owns this property. We consolidate all of our wholly-owned subsidiaries.

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

     We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if vacant basis, and to land determined either by real estate tax assessments, third party appraisals or other relevant data. For the two most recent acquisitions, the Company has changed its methodology to determine the as-if vacant value by using a replacement cost method. Under this method the Company obtains valuations from a qualified third party utilizing relevant third party property condition and Phase I environmental reports.

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

Results of Operations

     Overview

     The discussion below relates to the results of operations of our company and our predecessor which, throughout the periods discussed below, was engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our initial public offering, our company acquired the Stratford Square Mall (December 2004), Colonie Center Mall (February 2005), the Tallahassee Mall (late June 2005) and the Northgate Mall (July 2005) collectively the “Acquisition Properties” which are included in our consolidated results for the three and nine months ended September 30, 2005 and not included in our results for the three and nine months ended September 30, 2004.

     The results of operations for the three and nine months ended September 30, 2005 and 2004 are the results of our company and our predecessor, respectively.

     Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

     Revenues

     Rental revenues increased approximately $9.5 million, or 594%, to $11.1 million for the three months ended September 30, 2005 compared to $1.6 million for the three months ended September 30, 2004. The increase was primarily due to a $9.1 million increase from the Acquisition Properties and $0.4 million increase at the Foothills Mall primarily due to increased mall occupancy.

     Revenues from tenant reimbursements increased $4.1 million, or 410%, to $5.1 million for the three months ended September 30, 2005 compared to $1.0 million for the three months ended September 30, 2004. The increase was primarily due to a $3.8 million increase from the Acquisition Properties and a $0.3 million increase at the Foothills Mall due to higher tenant common area maintenance charges.

     Revenues from management, leasing and development services decreased $258,000, or 74%, to $90,000 for the three months ended September 30, 2005 compared to $348,000 for the three months ended September 30, 2004. The decrease was primarily due to the loss of management fees and leasing commissions earned from previously managed third party office properties.

     Interest and other income increased $104,000 to $120,000 for the three months ended September 30, 2005 compared to $16,000 for the three months ended September 30, 2004. The increase was primarily due to $58,000 of interest income received in 2005 from cash on hand and $50,000 in lease termination payments at the Stratford Square Mall.

Expenses

     Rental property operating and maintenance expenses increased $4.3 million, or 450%, to $5.2 million for the three months ended September 30, 2005 compared to $937,000 for the three months ended September 30, 2004. The increase was primarily due to a $4.2 million increase from the Acquisition Properties and a $0.1 million increase at the Foothills Mall primarily due to increased utility costs.

Back to Content

     Real estate taxes increased $1.5 million, or 495%, to $1.8 million for the three months ended September 30, 2005 compared to $0.3 million for the three months ended September 30, 2004. The increase was primarily due to a $1.5 million increase from the Acquisition Properties.

     Interest expense increased $3.0 million, or 261%, to $4.2 million for the three months ended September 30, 2005 compared to $1.2 million for the three months ended September 30, 2004. The increase was primarily due to $3.3 million of interest associated with the Acquisition Properties and a $75,000 increase related to the Harrisburg earn-out accretion partially offset by the decrease in interest of $150,000 and $113,000 associated with the payoff of the mezzanine loan and line of credit, respectively in December 2004 in connection with the Company’s initial public offering and $197,000 decrease related to the 2004 pay-off of the loan due to Larry Feldman.

     Depreciation and amortization expense increased $4.3 million to $4.7 million for the three months ended September 30, 2005 compared to $406,000 for the three months ended September 30, 2004. The increase is primarily due to a $3.9 million increase in depreciation from the Acquisition Properties and a $0.4 million increase at the Foothills Mall due to the depreciation expense associated with improvements being placed into service.

     General and administrative expenses increased $1.2 million, or 372%, to $1.5 million for the three months ended September 30, 2005 compared to $321,000 for the three months ended September 30, 2004. The increase was primarily due to (i) additional costs associated with being a publicly-traded REIT, including costs associated with Sarbanes-Oxley compliance, (ii) increase in personnel costs, and (iii) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona.

     Equity in (loss)/earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled $216,000 for the three months ended September 30, 2005 as compared to $53,000 of income for the three months ended September 30, 2004. The 2005 loss at the Harrisburg Mall is primarily due to increased depreciation resulting from the 2004 capital renovations, increased interest expense due to increased loan balance and increased provision for bad debts.

     Minority interest for the three months ended September 30, 2005 represents the unit holders in our operating partnership which represents 11.4% of our company’s operations. The minority interest of our predecessor for the three months ended September 30, 2004 represents a 33.3% ownership interest in the Foothills Mall.

     Comparison of the Nine months ended September 30, 2005 to the Nine months ended September 30, 2004

     Revenues

     Rental revenues increased $18.7 million, or 381%, to $23.6 million for the nine months ended September 30, 2005 compared to $4.9 million for the nine months ended September 30, 2004. The increase was primarily due to a $17.9 million increase from the Acquisition Properties and $0.8 million increase at the Foothills Mall primarily due to increased mall occupancy.

     Revenues from tenant reimbursements increased $8.8 million, or 277%, to $12.0 million for the nine months ended September 30, 2005 compared to $3.2 million for the nine months ended September 30, 2004. The increase was primarily due to a $8.1 million increase from the Acquisition Properties and a $0.7 million increase at the Foothills Mall due to higher tenant common area maintenance charges.

     Revenues from management, leasing and development services decreased $443,000, or 55%, to $356,000 for the nine months ended September 30, 2005 compared to $799,000 for the nine months ended September 30, 2004. The decrease was primarily due to the loss of management fees and leasing commissions earned from previously managed third party office properties.

     Interest and other income increased $535,000, or 253%, to $746,000 for the nine months ended September 30, 2005 compared to $211,000 for the nine months ended September 30, 2004. The increase was primarily due to (i) $377,000 of interest income received in 2005 from cash on hand (ii) lease termination payments of $157,000 received in 2005 partially offset by a lease termination payment of $125,000 received in 2004 and (iii) $104,000 of miscellaneous income from the Acquisition Properties.

     Expenses

     Rental property operating and maintenance expenses increased $8.7 million, or 311%, to $11.5 million for the nine months ended September 30, 2005 compared to $2.8 million for the nine months ended September 30, 2004. The increase was due to a $8.3 million increase from the Acquisition Properties and a $0.4 million increase in expenses at the Foothills Mall. The increase in Foothills expenses is primarily due to increased utility costs and increased salary and wages.

     Real estate taxes increased $3.4 million, or 354%, to $4.3 million for the nine months ended September 30, 2005 compared to $947,000 for the nine months ended September 30, 2004. The increase was primarily due to a $3.3 million increase from the Acquisition Properties.

Back to Contents

     Interest expense increased $4.5 million, or 136%, to $7.8 million for the nine months ended September 30, 2005 compared to $3.3 million for the nine months ended September 30, 2004. The increase was primarily due to $5.4 million of interest associated with the Acquisition Properties and a $225,000 increase related to the Harrisburg earn-out accretion partially offset by decreases in interest of $470,000 and $218,000 associated with the payoff of the mezzanine loan and line of credit, respectively, in December 2004 in connection with the Company’s initial public offering and $589,000 decrease related to the 2004 pay-off of the loan due to Larry Feldman.

     Depreciation and amortization expense increased $8.0 million, or 667%, to $9.2 million for the nine months ended September 30, 2005 compared to $1.2 million for the nine months ended September 30, 2004. The increase is primarily due to a $6.8 million increase in depreciation from the Acquisition Properties and a $1.2 million increase at the Foothills Mall due to the depreciation expense associated with the improvements being placed into service.

     General and administrative expenses increased $3.1 million, or 278%, to $4.2 million for the nine months ended September 30, 2005 compared to $1.1 million for the nine months ended September 30, 2004. The increase was primarily due to (i) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona, (ii) increase in personnel costs, and (iii) additional costs associated with being a publicly-traded REIT, including costs associated with Sarbanes-Oxley compliance.

     Equity in (loss)/earnings of unconsolidated real estate partnership represents our share of the equity in the earnings and losses of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled $292,000 for the nine months ended September 30, 2005 as compared to $300,000 of income for the nine months ended September 30, 2004. The 2005 loss at the Harrisburg Mall is primarily due to increased depreciation resulting from the 2004 capital renovations, increased interest expense due to increased loan balance and increased bad debt reserves.

     Minority interest for the nine months ended September 30, 2005 represents the unit holders in our operating partnership which represents 11.4% our company’s operations. The minority interest of our predecessor for the nine months ended September 30, 2004 represents a 33.3% ownership interest in the Foothills Mall.

Cash Flows

     Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

     Cash and cash equivalents were $15.4 million and $1.2 million, respectively, at September 30, 2005 and 2004. The increase to cash is due to the following:

     Cash from operating activities totalled $5.9 million for the nine months ended September 30, 2005, as compared to ($196,000) for the nine months ended September 30, 2004. The increase was due to (i) $8.0 million from higher depreciation and amortization expense in 2005 compared to 2004, and (ii) $3.0 million from higher accounts payable and accrued liabilities due to increased number of properties. These increases are partially offset by (i) a $4.5 million increase in accounts receivable due to increased revenues, deferred charges, and restricted operating cash and (ii) $514,000 due to higher loss for the nine months ended September 30, 2005 as compared to the same period as 2004.

     Net cash used in investing activities for the nine months ended September 30, 2005 increased to $136.2 million and was primarily the result of cash required for the acquisitions of the Colonie Center Mall, Tallahassee Mall and Northgate Mall totaling $133.0 million, and a $959,000 increase in restricted capital escrow accounts. This was partially off-set by a $1.6 million distribution received from the Company’s Harrisburg joint venture in July 2005. Renovation and tenant improvement costs totaled $3.9 million for the nine months ended September 30, 2005 as compared to $2.8 million of renovation and tenant improvement costs during the nine months ended September 30, 2004.

     Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $130.1 million and reflect (i) gross proceeds from the issuance of 1.6 million shares of common stock totaling $20.8 million, (ii) $75.0 million proceeds from our mortgage on Stratford Square Mall, (iii) $50.7 million proceeds from our first mortgage on Colonie Center Mall and (iv) $3.5 million from the release of escrow funds related to financing activities. The increases were partially offset by (i) $7.9 million of payments to affiliates, (ii) $7.0 million paid for dividends and distributions and (iii) $1.2 million paid for deferred financing costs.

Liquidity and Capital Resources

     Overview

     As of September 30, 2005, we had approximately $15.4 million in cash and cash equivalents on hand. The cash on hand will be used for future operational and capital needs. We also expect to substantially enhance our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement its growth and business plan over time. This additional capital will allow us to acquire additional assets and complete significant redevelopment projects on our recently acquired assets. At September 30, 2005, our total consolidated indebtedness outstanding was approximately $305.7 million, or 64% of our total assets.

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

     Short Term Liquidity Requirements

     Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to unit holders in our operating partnership funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and our existing cash. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2005, we had commitments to make tenant improvements and other capital expenditures at our properties in the amount of approximately $773,000 to be incurred during 2005, which we intend to fund from existing cash and cash from operating activities. We expect the cost of recurring capital improvements and tenant improvements for our properties to be approximately $2.0 million for the remainder of 2005. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.

     In addition, as of September 30, 2005, the joint venture owning the Harrisburg Mall had commitments to make tenant improvements and other capital expenditures in the amount of $539,000 to be incurred in 2005. The joint venture intends to fund these commitments from operating cash flow and approved state and local government grants and other economic incentives (approximately $8.0 million of which $7.5 million has been received through September 30, 2005). Loan advances under the construction loan, however, are reduced by the amount of the Harrisburg Mall joint venture’s net cash flow after operating expenses and debt service. In April 2005, the loan was extended until March 2008. During July 2005, the loan was amended and increased to $50 million through a $7.2 million second mortgage with no principal payments due until the maturity date. The interest rate on both the first and second mortgages has been reduced to LIBOR plus 1.625% per annum. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis of which our Company received $1.625 million. The Company does not anticipate further distributions or capital requirements for the remainder of 2005.

     In June 2005, the Company completed a $50.8 million first mortgage bridge financing collateralized by the Colonie Center Mall. At September 30, 2005, the Company did not satisfy two financial covenants and has received a temporary waiver from the financial institution. The Company plans to replace the bridge loan with a three to five year first mortgage loan prior to the December 2005 maturity date.

     In connection with the Company’s acquisition of the Colonie Center Mall, the purchase price was initially subject to increase up to an additional $9 million if, prior to June 30, 2005, certain pending leases in negotiation at the time of acquisition were obtained by the seller of the mall that complied with certain criteria.  The Company has disbursed $382,000 in connection with one lease that met the foregoing criteria.  The Company also received from the seller on June 30, 2005 a lease that the Company declined to sign on July 1, 2005 because the Company does not believe that the lease complied with the requirements of the purchase contract. The seller has responded to the Company’s July 1, 2005 action by requesting an arbitration hearing under the terms of the agreement.  Although the Company believes that the seller has no legal basis for objecting to the Company’s action, if an arbitrator determines the issue adversely to the Company, the Company would be obligated to pay approximately $4 million to the seller, which would be considered additional purchase price related to the acquisiton and allocated to tangible and intangible assets accordingly.

     Long Term Liquidity Requirements

     Our long-term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, non-recurring capital expenditures and payment of indebtedness at maturity. We expect to meet our other long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured and unsecured borrowings and the issuance of additional equity or debt securities and contributing certain wholly-owned properties into joint ventures.

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

     Harrisburg Mall Mortgage Loan

     The joint venture that owns the Harrisburg Mall entered into a construction loan with a maximum funding commitment of $46.9 million, as amended in October 2004. The loan currently bears interest at a rate of LIBOR plus 1.625% (4.72% at September 30, 2005). Interest on the outstanding principal balance of this loan is payable on the first day of each month. This loan can be repaid in whole or in part at any time after April 1, 2006, without penalty. This loan has a limited recourse of $10 million, of which affiliates of the Lubert Adler Funds (“Lubert Adler”) are liable for $3.2 million, or 63%, and Larry Feldman, our Chairman and Chief Executive Officer, is liable for $3.7 million, or 37%. In March 2005, we assumed Larry Feldman’s recourse liabilities under this loan. In July 2005, the limited recourse was reduced to $5 million of which Lubert Adler is liable for $3.2 million and we are liable for $1.8 million. In addition, pursuant to the terms of this loan, at any time the joint venture is entitled to receive a loan advance, the lender shall reduce the amount of such advance by the amount of the joint venture’s net cash flow after operating expenses and debt service. In April 2005, the loan was extended until March 2008. During July 2005, the loan was amended and increased to $50 million through a $7.2 million second mortgage with no principal payments due until the maturity date. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis of which our Company received $1.625 million.

     Stratford Square Mall Mortgage Loan

     In January 2005, we completed a $75 million, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $30 million are complete, the total leverage is expected to decrease to approximately 61% of total anticipated cost.

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

     FFO for the periods are as follows (in thousands):

	September 30, 2005

	Three Months Ended	Nine Months Ended

Net Loss	$(1,147)	$(571)
Add:
Depreciation and amortization	4,679	9,156
FFO contribution from unconsolidated joint venture	202	513
Less:
Depreciation of non-real estate assets	(95)	(197)
Minority interest	(147)	(73)

FFO available to common stockholders and OP Unit holders	$3,492	$8,828

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

     Market Risk Related to Fixed Rate Debt

     We had approximately $305.7 million of outstanding indebtedness as of September 30, 2005, of which $179.9 million bears interest at fixed rates ranging from 5.09% to 8.60%. In addition, the Company has outstanding indebtedness totaling $125.8 million which bears interest on a floating rate basis ranging from LIBOR plus 1.25% to LIBOR plus 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $3.1 million, as the case may be.

     Aggregate principal payments of our mortgages as of September 30, 2005 are as follows:

2005	$51,137
2006	1,528
2007	1,645
2008	131,493
2009	45,180
2010 and thereafter	74,733

Total principal payments	$305,716
Assumed above-market mortgage premiums, net	13,701

$319,417

Back to Contents

     We currently have a $75 million swap contract and a 100 basis point increase in interest rates would increase the fair value of our swap by approximately $1.5 million and a 100 basis point decrease in interest rates would decrease the fair value of our swap by approximately $1.6 million.

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

PART I.

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

     Changes in Internal Control over Financial Reporting

     There were no changes in our company’s internal controls over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of such internal controls that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our company’s internal controls over financial reports.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Back to Contents

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

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

Date: November 14, 2005