Form 10-K
period 2005-12-31
Feldman Mall Properties, Inc.
filed 2006-04-03
CIK 1299901

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32365

FELDMAN MALL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-4284187
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

1010 Northern Boulevard, Suite 314, Great Neck, NY 11021
(Address of principal executive offices – zip code)

(516) 684-1239
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of March 20, 2006 there were 13,095,805 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (12,637,919 shares), was $143,440,381. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 31, 2006 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Back to Contents

FELDMAN MALL PROPERTIES, INC.

FORM 10-K

TABLE OF CONTENTS

10-K AND ITEM NO.

Back to Contents

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

When used within this document, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of our company to be materially different from those expressed or implied in the forward-looking statements. Such factors include, but are not limited to, the following changes in general economic conditions and in the markets in which our company operates:

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

We do not intend and disclaim any duty or obligation to update or revise any forward-looking statements set forth in this Annual Report on Form 10-K to reflect new information, future events or otherwise.

Back to Contents

Part I

ITEM 1.    Business

General

Feldman Mall Properties, Inc. is a fully-integrated, self-administered and self-managed real estate company formed in July 2004 to continue the business of Feldman Equities of Arizona to acquire, renovate and reposition retail shopping malls. We closed our initial public offering on December 15, 2004 (the “Offering Date”).

Our investment strategy is to opportunistically acquire underperforming malls and transform them into physically attractive and profitable Class A malls (meaning those in which average annual shop tenant sales per square foot are above $350) through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow. We currently qualify as a real estate investment trust, or REIT, for federal income tax purposes.

At December 31, 2005, our portfolio consisted of (i) five enclosed regional malls, including the Foothills Mall located in Tucson, Arizona, the Stratford Square Mall located in Bloomingdale, Illinois, the Colonie Center Mall located in Albany, New York, the Tallahassee Mall located in Tallahassee, Florida and the Northgate Mall located in the northern suburbs of Cincinnati, Ohio, totaling 6.2 million square feet, and (ii) a 25% capital interest in a joint venture that owns the 0.9 million square foot Harrisburg Mall located in Harrisburg, Pennsylvania.

Our corporate headquarters is located at 1010 Northern Boulevard, Suite 314, Great Neck, New York 11021. Our website is located at www.FeldmanMall.com. On our website, you can obtain, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to the Securities and Exchange Commission. We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.

Unless the context otherwise requires or indicates, “we,” “our company,” “our” and “us” refer to Feldman Mall Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Feldman Equities Operating Partnership, LP, a Delaware limited partnership, which we refer to in this Annual Report on Form 10-K as our “operating partnership,” and “our predecessor,” Feldman Equities of Arizona, LLC, an Arizona limited liability company, together with its subsidiaries and affiliates, which we refer to collectively herein as “Feldman Equities of Arizona,” the “predecessor” or “our predecessor.” We conduct substantially all of our business through our operating partnership in which we held approximately an 89% ownership interest as of December 31, 2005. We control all major decisions regarding the activities and management of the operating partnership. Our operating partnership enables us to complete tax deferred acquisitions of additional malls using its units of limited partnership interests, or OP units, as an alternative acquisition currency.

Corporate Structure

IPO and Formation Transactions

On the Offering Date, we sold 10,666,667 shares of our common stock and contributed the net proceeds to our operating partnership. Subsequently, on January 15, 2005, we sold an additional 1,600,000 shares of our common stock upon the underwriters’ full exercise of their over-allotment option.

Prior to the completion of our initial public offering, we conducted our business through (i) our predecessor, which owned a 25% capital interest in the joint venture that owns the Harrisburg Mall and a 67% capital interest in the joint venture that owned the Foothills Mall, and (ii) two corporations that owned interests in these joint ventures. Through the formation transactions outlined below, we acquired 100% of the economic and legal interests in the Foothills Mall. We refer to the ownership interest in the contributed entities collectively as the ownership interests and we refer to the holders of these ownership interests who are members of our senior management team and their respective affiliates as the contributors.

At or prior to the closing of our initial public offering we engaged in various transactions, which include the following:

•	Pursuant to separate contribution, merger and related agreements, the contributors contributed their direct and indirect ownership interests in the contributed entities to us in exchange for an aggregate of 123,228 shares of our common stock and 1,593,464 OP units. In addition, unaffiliated third party investors exchanged their ownership interests in two of our joint ventures for $5.0 million in cash.

Back to Contents

•	The contribution, merger and related agreements provide that Larry Feldman, our Chairman and Chief Executive Officer, Jim Bourg, our Chief Operating Officer and one of our directors, and Scott Jensen, our Senior Vice President of Leasing, retained all right, title and interest held by the contributed entities to amounts held in certain cash impound accounts established pursuant to the $54.8 million mortgage loan due in 2008 that is secured by the Foothills Mall. As of the Offering Date of the Company’s IPO, the balance in these accounts totalled $7.6 million. As of December 31, 2005, these impound accounts have been released to the Company by the lender of Foothills Mall and distributed to Messrs. Feldman, Bourg and Jensen.

•	The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The fair value of the right to receive these additional OP Units was approximately $5.0 million at the Offering Date.

•	We became subject to approximately $74.2 million of consolidated mortgage and other indebtedness consisting of (i) a $54.8 million mortgage loan secured by the Foothills Mall, (ii) a $5.5 million mezzanine loan relating to the Foothills Mall, (iii) a $5.9 million intercompany loan owed to Feldman Partners, LLC that was used to invest in the Harrisburg Mall and the Foothills Mall and to pay our predecessor’s overhead expenses, (iv) $4.0 million outstanding under a line of credit owed by our predecessor which was incurred to return funds advanced by the contributors in connection with the purchase and renovation of the Harrisburg Mall and the Foothills Mall, and (v) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, James Bourg and Scott Jensen. In addition, the joint venture that owns the Harrisburg Mall remained subject to a construction loan of which the joint venture had borrowed approximately $44.3 million at the Offering Date.

•	We applied approximately $17.5 million of the net proceeds from our initial public offering to repay certain of our predecessor’s outstanding indebtedness, including (i) the $5.5 million mezzanine loan relating to the Foothills Mall, (ii) $4.0 million of the $5.9 million intercompany loan owed to Feldman Partners, LLC ($1.9 million of this loan was converted into equity securities), (iii) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, James Bourg and Scott Jensen, and (iv) the $4.0 million outstanding under our predecessor’s line of credit.

Our Industry

Our property acquisitions and redevelopment activities are focused on underperforming regional and super-regional malls. The following tables describe these property types and contain certain comparable information relating to other retail properties:

Types of Retail Properties

Type of Center	Concept/Market	Square Feet (including Anchors)	Anchor Type

Neighborhood Center	Convenience	30,000 – 150,000	One or more supermarkets

Community Center	General merchandise, convenience	100,000 – 350,000	Two or more discount department stores, supermarkets, drug stores, home improvement or large specialty/discount apparel

Regional Malls*	General merchandise, fashion (typically enclosed and referred to as malls)	400,000 – 800,000	Two or more full-line department stores, jr. department stores, mass merchant, discount department stores or fashion apparel

Super-Regional Malls*	Similar to regional mall but has more variety and assortment (typically enclosed and referred to as malls)	800,000+	Three or more full-line department stores, jr. department stores, mass merchant or fashion apparel

Fashion/Specialty Center	Higher-end, fashion-oriented	80,000 – 250,000	Fashion

Lifestyle Center	Upscale specialty stores; dining and entertainment in outdoor setting	150,000 – 500,000 (can be smaller or larger)	Not usually anchored but may include large-format book store, multiplex cinema, small department stores and other big boxes

Power Center	Category-dominant anchors, few small tenants	250,000 – 600,000	Three or more category killer, home improvement, discount department stores, warehouse club or off-price stores

Theme/Festival Center	Leisure, tourist-oriented, retail and service	80,000 – 250,000	Restaurants, entertainment

Outlet Center	Manufacturers’ outlet stores	50,000 – 400,000	Manufacturers’ outlet stores

*     Target properties
Source: International Council of Shopping Centers

Back to Contents

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

Investment Classes

According to the International Council of Shopping Centers, the United States had approximately 1,104 malls in 2005. The median sales per square foot of shop tenants in a sample of malls studied by the International Council of Shopping Centers in 2005 was $380. We generally classify malls into one of the following three rating categories based upon the average annual sales per square foot of shop tenants:

Classes of Malls

Class	Shop Tenant Sales Per Square Foot

Class A	Above $350
Class B	$250 – $350
Class C	Below $250

We believe that more than half of the approximately 1,100 malls in the United States fall into the Class B and Class C categories. Our strategy is to acquire Class B malls or Class C malls, which we refer to as underperforming or distressed malls. We believe that through our renovation and repositioning strategies, we can substantially increase shopper traffic and tenant sales, which will result in higher occupancy, rents and, ultimately, cash flow. We believe that the successful implementation of our strategy can result in the transformation of a Class B or Class C mall into a Class A or near Class A mall. Currently, Stratford Square Mall, Colonie Center Mall, Northgate Mall, Tallahassee Mall and Foothills Mall fall into the Class B category and Harrisburg Mall falls into the Class C category. We expect, however, that upon completion of our renovation and repositioning efforts, each of these malls will fall into the Class A or near Class A mall category.

Back to Contents

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

Unlike new mall development that may encounter strong opposition from local community and/or local government, our renovation efforts are usually strongly supported by local communities and therefore can be completed in a much shorter time frame. In many communities, the mall is a highly important economic driver and a significant source of employment and local government tax revenue. Therefore, underperforming malls threaten a community with a significant loss of economic activity, jobs and tax revenues. As a result, strong support can generally be found in local communities and from local governments for renovation and repositioning plans, including tax incentives and/or government grants. For example, in the case of the Harrisburg Mall, the joint venture expects to receive approximately $8.0 million (of which $5.0 million has been received) in government incentives and grants upon completion of the renovation and repositioning project.

Our Business and Growth Strategies

Our primary business objectives are to increase the occupancy, tenant sales, rental income, and cash flow from each of our properties resulting in increased cash available for distribution to our stockholders and growth in net asset value per share. Our business and growth strategies, which are aimed at achieving these objectives, include the following elements:

•	Pursue Additional Targeted Property Acquisitions. Our strategy is to opportunistically acquire underperforming or distressed malls and to transform them into Class A or near Class A malls through a comprehensive renovation and repositioning process. We intend to carefully select and acquire existing malls that fit our acquisition investment criteria, which extends generally to well-located properties that are underperforming due to vacant anchors, outdated designs and appearance, poor tenant mixes, mismanagement, or changing retail trends. We will tap our network of contacts within the finance, retail and real estate industry to locate underperforming malls at attractive prices.

•	Focus on Markets with Strong Demographics. We will seek to acquire underperforming or distressed malls that exhibit strong market characteristics and demographics, including proximity to major highways, dense population centers and retail hubs, rising population and income trends and manageable competition in relation to local population densities.

•	Implement Renovation and Repositioning Strategies. We will implement comprehensive renovation and repositioning strategies aimed at improving the physical appearance, visibility and design of our malls in order to increase shopper traffic and tenant sales.

Back to Contents

•	Maximize Occupancy. We will seek to remedy weak occupancy levels at our target properties by adding anchor tenants with powerful consumer draws as well as attractive and diverse national and specialty shop tenants. We expect to achieve preferable tenant mixes by moving tenants into “tenant neighborhoods.” Tenant neighborhoods are clusters of tenants located within a concentrated area of a mall that sell to specific consumer segments, such as teenagers. A major component of our tenant-leasing program will be accomplished by implementing targeted tenant marketing campaigns at the local and national levels.

•	Drive Revenues Through Leasing. We will seek to increase rental income from existing space by maintaining high levels of occupancy, increasing rental rates as current leases with below market rents expire, negotiating new leases to reflect increases in rental rates and maximizing percentage rents. We will also seek to replace underperforming shop tenants with stronger tenants whose sales will enhance overall mall traffic and tenant sales. Following the completion of the renovation and repositioning of our malls, we expect our tenants’ sales per square foot to increase. We expect that such increases in sales per square foot will enable our tenants to pay higher rents. We also believe that higher tenant sales per square foot will generate increased leasing demand from higher quality shop tenants. As a result, we believe that our malls will tend to have a greater potential for increases in rent upon lease renewal in comparison to more stable properties owned by other mall REITs.

•	Manage Property Intensively. The core of our management strategy is to increase shopper traffic through our malls, which improves tenant sales volume and, ultimately, rental rates. In certain cases, we may evaluate the replacement of heating, ventilation and air conditioning systems in order to reduce the cost of energy.

•	Pursue Joint Ventures. We intend to acquire, renovate and reposition some of our properties in joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. In addition, we will periodically sell partial equity interests in our more stabilized assets through joint venture partnerships with institutional investors.

Our Financing Strategies

While our charter does not limit the amount of debt we can incur, we intend to maintain a flexible financing position by maintaining a prudent level of leverage consistent with our business strategy. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate, in making financial decisions. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace short-term financing with medium to long-term fixed rate financing. We may also finance our activities through any combination of sales of common or preferred shares or debt securities, additional secured or unsecured borrowings and our proposed line of credit.

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

Competition

Excluding our company, there are other publicly-traded mall REITs and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition, an anchor tenant or a shop tenant. In most cases, we do not expect to compete with publicly-traded REITs during our acquisition process. However, in some cases we may compete with other REITs for shop tenants or anchor tenants to occupy space.

We may also compete with other owners and operators of malls in all of our markets. We believe that the primary competition for potential tenants at any of our malls comes from other malls or lifestyle shopping centers within a three to 25 mile radius of that mall.

We also may compete with numerous other potential private buyers when pursuing a possible property for acquisition or redevelopment and this can cause an increase in the potential cost of an acquisition. Some of these entities may seek financing through similar sources.

We believe that because we are the only publicly-traded REIT solely focused on the renovation and repositioning of underperforming or distressed malls, we have less competition in acquiring these properties. According to the International Council of Shopping Centers, in 2005 REITs owned or had an interest in 593 malls. The typical REIT strategy is to purchase assets with predictable cash flow and to consolidate such assets into a portfolio of similar quality assets. Accordingly, we believe that the existing REITs are not primarily focused on the acquisition, renovation and repositioning of underperforming or distressed malls.

Back to Contents

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

Employees

Currently, all of our employees are employed by Feldman Equities Management, LLC, a wholly owned subsidiary, as well as Feldman Equities Management, Inc., our wholly owned taxable REIT subsidiary, both of which perform various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2005, we had approximately 210 employees. None of our employees are represented by a union. We consider our relations with our employees to be good.

Segment Information

The Company is a REIT engaged in owning, managing, leasing, renovating and repositioning Class B and Class C regional malls and has one reportable segment, retail mall real estate.

Recent Developments

A.    Real Estate Activity

Golden Triangle Mall – Denton, Texas

On March 14, 2006, we announced the signing of a purchase contract to acquire The Golden Triangle Mall in the North-eastern Dallas suburb of Denton, TX, for approximately $40 million, or $135 per square foot. The purchase price for the Golden Triangle Mall may be increased up to $2.2 million if the seller is able to deliver an executed lease with Abercrombie & Fitch (Hollister), acceptable to us, prior to the closing date.

Including un-owned anchors, the Golden Triangle Mall is a 765,000 square foot regional mall. The mall is currently 92% occupied, including temporary tenants, but excluding anchors. Excluding anchors and temporary tenants, the mall is 88% leased. Non-owned anchor tenants are: Foley’s (expected to be converted to Macy’s in the Fall of 2006), Dillard’s, Sears, JC Penney, DSW and Dillard’s Men. These non-owned anchors currently occupy approximately 470,000 square feet of the mall’s total square footage. Additional name brand tenants include Barnes & Noble, Victoria’s Secret, American Eagle Outfitters, Pacific Coast Sun Wear and Bath & Body Works.

Funding for this acquisition will be derived in part by the $28.5 million received from the issuance of Trust Preferred securities, which is described below, and with a proposed new secured loan from a third party lender.

Joint Venture with Kimco Realty Involving Foothills Mall – Tucson, Arizona

On February 22, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Kimco Realty Corp. (NYSE: KIM) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona.

Under the terms of the joint venture, one of our subsidiaries will convey the property to the joint venture at a price of $104 million, plus closing costs. Our current historical book basis in the property, net of $6.5 million in accumulated depreciation, is approximately $56.9 million, which equals the historical basis of our predecessor at the time of the offering plus additional capital purchases less depreciation that we incurred. At the time of the initial public offering, we issued consideration to the sponsors that valued the property at approximately $92.0 million. The closing date of the joint venture is anticipated to be in early May of 2006 and is subject to the joint venture’s ability to obtain new mortgage financing. We estimate that Kimco’s contribution to the venture will be a maximum of approximately $25.0 million. At closing, we expect to derive approximately $39.0 million in cash and retain a $7.2 million equity interest in the joint venture.

Back to Contents

We will be the managing member of the joint venture and will continue to be responsible for the management, leasing and construction of the property.

Contemporaneous with the execution of the joint venture agreement, Kimco is providing us with a bridge loan facility in the amount of $17.2 million. The loan must be repaid at the time of the closing of the joint venture (anticipated in May of 2006). The Company intends to use the proceeds of this bridge loan for general corporate purposes, including potential new acquisitions.

Stratford Square Anchor Property Acquisition

In February, 2006, we entered into a Purchase and Sale Contract to acquire the building occupied by JCPenney and related acreage at Stratford Square. The purchase price is $6.7 million, or approximately $46 per square foot.  This non-owned anchor at Stratford Square consists of a 144,731 sq. ft. building and 10.1 acres of land, (the acreage breakdown is 1.7 acres for the building parcel and 8.45 acres for the exterior parcel). Of the six Non-Owned Anchors at Stratford Square, the JC Penney facility was the only anchor that was not owned by the user. In addition to the overall positive economics of the transaction, this acquisition enhances our control over the Stratford Square Mall.

The purchase price includes assumption of a loan secured by the property and having a principal balance of $3.5 million. The loan is self amortizing, bears interest at a 5.15% fixed rate, and matures in November, 2013.  The property is currently leased to JCPenney Company, Inc. pursuant to a lease having monthly rent of $45,833, or $3.80 per square foot per annum, through October 31, 2006 and then increasing to $52,917, or $4.39 per square foot per annum, through the term ending October 31, 2008; the tenant has two options to renew the lease of ten years each. The closing is scheduled for April, 2006.

B.    Financing Activity

Forward Swap Contract

During December 2005, we entered into a $75 million swap which will commence February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cash flows on LIBOR-based loans at 4.91% per annum.

Trust Preferred Financing

We announced on March 14, 2006 that we entered into a definitive agreement to issue $28.5 million of Trust Preferred Securities in a private placement with an affiliate of Kodiak Funding, L.P. Proceeds from this issuance will be primarily used to initially fund the acquisition of the Golden Triangle Mall.

These trust preferred securities issued have a 30-year term and were priced to bear interest at LIBOR plus 3.45% for the first five years. We elected to fix its interest rate through a swap agreement which will result in an effective rate of 8.698% for the first five years. Thereafter, the rate will float at the three month LIBOR plus 3.45%. At our option, the securities can be redeemed at par on or after April 30, 2011.

C.    Dividend

On March 14, 2006, we announced that our Board of Directors declared a dividend of $0.2275 per common share. This distribution reflects the regular dividend for the period January 1, 2006 to March 31, 2006. The dividend is to be paid on April 14, 2006 to shareholders of record at the close of business on March 31, 2006.

ITEM 1A.    Risk Factors

Risks Related to Our Properties and Operations

Our investments in underperforming or distressed malls could be subject to higher than anticipated costs and unexpected delays, which would adversely affect our investment returns, harm our operating results and reduce funds available for distributions to our stockholders.

A key component of our growth strategy is pursuing renovation and repositioning opportunities in underperforming or distressed malls. These renovation and repositioning projects may (i) be abandoned after funds have been expended, (ii) not be completed on schedule or within budgeted amounts, or (iii) encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations. Any of the foregoing circumstances could result in our failing to realize any return on our investment or a lower return than expected. Such an outcome could reduce our revenue, harm our operating results and reduce funds available for distributions to our stockholders.

Back to Contents

The assumptions we make in evaluating a renovation or repositioning opportunity may not prove to be correct and, as a result, our investment returns may be adversely impacted.

In deciding whether to renovate and reposition a particular property, we make certain assumptions regarding the expected future performance of that property and the projected costs and expenses to be incurred. We may underestimate the costs or time necessary to bring the property up to the standards established for its intended market position or may be unable to increase occupancy at a newly acquired property as quickly as expected or at all. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these projects and harm our operating results, liquidity and financial performance.

Our properties are limited to six geographic areas leaving us exposed to economic downturns in those areas.

Our properties are located in the Harrisburg, Pennsylvania area, the Tucson, Arizona area, the Bloomingdale, Illinois area, the Albany, New York area, the Tallahassee, Florida area and the Cincinnati, Ohio area. We are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. As a result of economic changes in these markets, our business, financial condition, operating results, cash flow, the trading price of our common stock, our ability to satisfy our debt service obligations and our ability to pay distributions could be materially adversely affected.

We may seek to acquire, renovate and reposition a property in a new, less familiar geographic area, and such an expansion may not prove successful or achieve expected performance even if successfully completed.

We may in the future renovate and reposition malls in geographic regions where we do not currently have a presence and where we do not possess the same level of familiarity with redevelopment as we do in other geographic areas. Our ability to redevelop such properties successfully or at all or to achieve expected performance depends, in part, on our familiarity with local demographic trends and potential competition from new development. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.

We have a limited operating history and might not be able to operate our business or implement our strategies successfully.

We were organized in July 2004 and have only a limited operating history as a publicly-traded mall REIT dedicated to the acquisition, renovation and repositioning of retail shopping malls. Our lack of a long operating history provides you with a limited basis to evaluate the likelihood that we will be able to successfully implement our mall renovation and repositioning strategies. We cannot assure you that our past experience will be sufficient to successfully operate our company as a publicly-traded mall REIT.

Any tenant bankruptcies or leasing delays we encounter, particularly with respect to our anchor tenants, could adversely affect our operating results and financial condition.

We receive a substantial portion of annualized base rent from long-term leases, which we define as having an initial term of more than five years. At any time, any of our tenants may experience a downturn in their business that may weaken their financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. Any leasing delays, tenant failure to make rental payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a key anchor tenant, material losses to us and harm to our results of operations. Some of our tenants may occupy stores at multiple locations in our portfolio, and the impact of a bankruptcy of those tenants may be more significant on us than on other mall operators. If tenants are unable to comply with the terms of our leases, we may modify lease terms in ways that are unfavorable to us. In addition, under many of our leases, our tenants may be required to pay rent based on a percentage of their sales or other operating results. Accordingly, declines in these tenants’ operating performance would reduce the income produced by our properties.

Any bankruptcy filings by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant, the lease guarantor or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could also delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a tenant affirms the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, which may harm our financial condition.

Certain provisions of our leases with some of our tenants may harm our operating performance.

We have entered into leases with some of our tenants that allow the tenant to terminate its lease, or to pay reduced rent if certain tenants fail to open or subsequently cease operating, certain percentages of the shop space in the applicable mall are not leased, if we violate exclusives and/or restrictions imposed under the leases on the types and sizes of certain tenants or uses or if the tenant fails to achieve certain minimum sales levels. If any of these events occur, we may be unable to re-lease the vacated space which would reduce our rental revenue.

Back to Contents

In addition, in many cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular mall, or limit the ability of other tenants within that mall to sell that merchandise or provide those services. When releasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease on satisfactory terms could harm our operating results.

Adverse economic or other conditions in the markets in which we do business could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results are dependent upon our ability to maximize occupancy levels and rental rates in our properties. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. If our properties fail to generate sufficient revenues to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, funds from operations, cash flow, financial condition, ability to make distributions to stockholders and common stock trading price could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

•	the national economic climate and the local or regional economic climate in the markets in which we operate, which may be adversely impacted by, among other factors, industry slowdowns, relocation of businesses and changing demographics;

•	periods of economic slowdown or recession, rising interest rates or the public perception that any of these events may occur, which could result in a general decline in rent under our leases or an increase in tenant defaults;

•	local or regional real estate market conditions such as the oversupply of shop space in a particular area;

•	negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of our properties and the areas in which they are located;

•	increases in operating costs, including the need for capital improvements, insurance premiums, real estate taxes and utilities;

•	changes in supply of or demand for similar or competing properties in an area;

•	the impact of environmental protection laws;

•	earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses; and

•	changes in tax, real estate and zoning laws.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.

We face competition from the following retail centers that are near our malls with respect to the renewal of leases and re-letting of space as leases expire. For example:

•	The Harrisburg Mall faces competition from two regional malls, a lifestyle center and four power centers located within 10 miles of the property.

•	The Foothills Mall faces competition from three regional malls and seven power centers within 12 miles of this property. We expect the construction of new retail properties to increase modestly in proportion to demand so that vacancy levels remain low.

•	The Colonie Center Mall faces competition from three regional malls described below that comprise approximately 3.2 million square feet of shop space. Four power centers that comprise approximately 2.2 million square feet are located within five miles of the property. With four established anchor tenants, two unique junior anchor tenants and a well-balanced mix of shop tenants, Colonie Center is one of the dominant, super-regional malls in its trade area.

•	The Stratford Square Mall faces competition from two super-regional shopping centers situated within Stratford Square Mall’s trade region. In addition, there are two smaller malls that compete to a lesser degree with the subject property.

Back to Contents

•	The Tallahassee Mall faces competition form Governor’s Square Mall which is a super regional mall located in Tallahassee, approximately five miles southeast of the Tallahassee Mall.

•	The Northgate Mall faces competition from three super-regional malls described below that comprise approximately 4.8 million square feet of shop space. Additional retail competition totals an additional 2.7 million square feet, including one Power Center.

Any additional competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.

Our leases do not allow us to pass on all real estate related costs to our tenants and, if such costs increase, they could reduce our cash flow and funds available for distributions.

Our properties and any properties we acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses, including real estate and other taxes, utility costs, operating expenses, insurance costs, repair and maintenance costs and administrative expenses. To the extent we lease properties on a basis not requiring tenants to pay all or some of the expenses associated with the property, or if tenants fail to pay required expenses, we could be required to pay those costs, which could reduce our results of operations and cash flow.

We may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.

Integral to our business strategy are continuing acquisitions of underperforming or distressed malls. Our ability to expand through acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We analyze potential acquisitions on a property-by-property and market-by-market basis. We may not be successful in identifying suitable acquisition candidates or investment opportunities or in consummating acquisitions or investments on satisfactory terms. Failures in identifying or consummating acquisitions could reduce the number of acquisitions we complete and slow our growth, which could adversely affect our results of operations.

Our ability to acquire properties on favorable terms may be adversely affected by the following significant risks:

•	competition from local investors and other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds, that may significantly increase the purchase price of the property, which could reduce our profitability;

•	unsatisfactory completion of due diligence investigations and other customary closing conditions;

•	failure to finance an acquisition on favorable terms or at all; or

•	acquisitions of properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may not be successful in integrating and operating acquired properties which could adversely affect our results of operations.

We expect to make future acquisitions of underperforming or distressed malls. We will be required to integrate them into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may require expenditures of excessive time and cash to make necessary improvements or renovations and may cause disruptions in our operations and divert management’s attention away from our other operations, which could impair our results of operations as a whole.

Back to Contents

Uninsured losses or losses in excess of our insurance coverage could result in a loss of our investment, anticipated profits and cash flow from a property.

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to riots, acts of war or terrorism. Should an uninsured loss occur, we could lose our investment in, as well as anticipated profits and cash flow from, a property. In addition, even if any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss.

Increases in taxes and regulatory compliance costs may reduce our revenue.

Increases in income, service or other taxes generally are not passed through to tenants under leases and may reduce our net income, cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make distributions to stockholders and the per share trading price of our common stock. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could similarly adversely affect our business and results of operations.

Joint venture investments could be subject to additional risks as a result of our lack of sole decision-making authority.

We hold a 25% capital interest in the Harrisburg Mall through a joint venture. As previously described, we have also entered into an agreement to convey the Foothills Mall to a joint venture with a subsidiary of Kimco Realty Corporation in which we expect to retain an approximate 20% capital interest. We expect to selectively enter into additional joint ventures as part of our strategy. In the event that we enter into a joint venture, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Although major decisions affecting the Harrisburg Mall and its joint venture are shared equally by us and our joint venture partners, affiliates of the Lubert Adler Funds and major decisions affecting the Foothills Mall and its proposed joint venture will be shared by us and our joint venture partner, an affiliate of Kimco Realty Corporation, some of the decision-making authority in other joint ventures may be vested exclusively with our joint venture partners or be subject to a majority vote of the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives or which may have an adverse tax impact on us. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

Risks Related to the Real Estate Industry

Any negative perceptions of the mall industry generally by the investing public may result in a decline in our stock price.

We own and operate indoor malls and expect to continue to focus on acquiring, renovating and repositioning indoor malls in the future. Consequently, we are subject to risks inherent in investments in a single industry. To the extent that the investing public has a negative perception of indoor mall properties, the value of our common stock may be negatively impacted, which would result in our common stock trading at a discount below the inherent value of our assets as a whole.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Decreases in market rents, negative tax, real estate and zoning law changes and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition and operating results. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. There is no assurance that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These lockout provisions may restrict our ability to sell a property even if we deem it necessary or appropriate.

Back to Contents

We have a loan for $75 million secured by the Stratford Square Mall that contains a lock-out provision and does not allow us to prepay this loan amount prior to July 2006.

We have one loan for approximately $54.8 million secured by the Foothills Mall that contains a lockout provision until May 2006. We intend to defease this loan during the second quarter 2006.

We could incur significant costs related to environmental matters.

Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of removal or remediation of certain hazardous substances or other regulated materials on or in such property. These laws often impose strict liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous substances or materials. The presence of such hazardous substances or materials, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of a contaminated property even after they no longer own or operate the property. Moreover, the past or present owner or operator from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. The cost of investigation, remediation or removal of these substances may be substantial.

Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions.

Phase I Environmental Reports were completed more than two years ago in connection with our predecessor’s investments in the Harrisburg Mall and the Foothills Mall. Phase I Environmental Reports were completed for Stratford Square Mall, Colonie Center, Northgate Mall and Tallahassee Mall. The Phase I Environmental Report for each of the properties did not reveal any existing material environmental conditions.

Existing environmental reports with respect to any of our properties may not reveal (i) all environmental liabilities, (ii) that any prior owner or operator of our properties did not create any material environmental condition not known to us, or (iii) that a material environmental condition does not otherwise exist as to any one or more of our properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental liability.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Non-compliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be adversely affected.

Back to Contents

Risks Related to Our Organization and Structure

Our management team received material benefits upon completion of the company’s initial public offering, including a 13.6% equity stake in our company which could allow them to exercise significant influence over matters submitted to our stockholders.

Our management team received material benefits upon completion of the company’s initial public offering, and currently hold an equity stake of 13.6% in our company on a fully diluted basis as of December 31, 2005. Management’s equity stake includes 169,382 shares of common stock and 966,456 OP units being held by Larry Feldman, our Chairman and Chief Executive Officer, and his affiliates, 9,615 shares of common stock and 233,504 OP units being held by Jim Bourg, our Executive Vice President and Chief Operating Officer, 9,615 shares of common stock and 233,504 OP units being held by Scott Jensen, our Senior Vice President of Leasing, 1,923 shares of unrestricted common stock, 6,154 shares of restricted common stock and 160,000 OP units being held by Jeffrey Erhart, our Executive Vice President and General Counsel and 9,615 shares of common stock and 76,923 shares of restricted stock (or other equity-based compensation of equivalent value) issued under the 2004 equity incentive plan held by Thomas Wirth, our Executive Vice President and Chief Financial Officer. Additionally, under our 2004 equity investment plan, during 2005 we have issued 77,500 shares of restricted stock to Lloyd Miller, our executive vice president of leasing and 50,000 shares of restricted stock to Wayne Snyder, our executive vice president of development. Consequently, those stockholders, individually or to the extent their interests are aligned, collectively, may be able to influence the outcome of matters submitted for stockholder consideration, including the election of our board of directors, the approval of significant corporate transactions, including business combinations, consolidations and mergers, and the determination of our day-to-day corporate and management policies. Therefore, those stockholders have substantial influence over us and could exercise their influence in a manner that is not in the best interests of our other stockholders.

Conflicts of interest could arise as a result of our relationship with our operating partnership and the resolution of such conflicts may not be in our favor.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any holder of OP units, on the other hand. For example, in connection with a proposed sale or refinancing of a property that has been contributed by a holder of OP units, that holder may have different and more adverse tax consequences with respect to that sale as compared to our stockholders. Our directors and officers have duties to our company and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, through our wholly owned business trust subsidiary, as a general partner, have fiduciary duties to our operating partnership and to its limited partners under Delaware laws. To the extent that conflicts exist between the interests of our company and our stockholders, on the one hand, and our operating partnership and holders of OP units, on the other hand, the duties of our directors and officers to our company and to our stockholders may conflict with our duties as general partner to our operating partnership and its partners. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either our stockholders or the limited partners in our operating partnership.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Potential conflicts of interest exist between our directors and executive officers and our company as described below.

We entered into tax protection agreements with the contributors which may limit our ability to sell certain of our properties.

Larry Feldman, our Chairman and Chief Executive Officer, Jim Bourg, our Executive Vice President and Chief Operating Officer, Scott Jensen, our Senior Vice President of Leasing and Jeffrey Erhart, our Executive Vice President and General Counsel, have direct or indirect ownership interests in certain entities contributed to our operating partnership in the formation transactions. Accordingly, to the extent these individuals are parties to any of our contribution agreements, we may pursue less vigorous enforcement of the terms of these agreements.

We did not obtain third party appraisals of the initial properties in connection with our acquisition of these properties and the consideration being paid by us in exchange for the initial properties may exceed fair market value or the value that may be indicated by third party appraisals. The terms of the contribution agreements and the valuation methods used to determine the value of the properties were determined by our senior management team.

Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that neither we, our direct wholly owned business trust subsidiary, as the general partner of the operating partnership, nor any of our or their trustees, directors or officers, will be liable or accountable in damages to our operating partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we, or such trustee, director or officer, acted in good faith. In addition, our operating partnership is required to indemnify us, our affiliates and each of our respective trustees, officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, that relate to the operations of the operating partnership, provided that our operating partnership will not indemnify a person for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

Back to Contents

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement.

Conflicts of interest between management and our stockholders may arise that could impact potential dispositions.

Members of our senior management team may suffer adverse tax consequences upon the sale or refinancing of our properties. Therefore, certain members of our senior management team may have different objectives than our stockholders regarding the pricing, timing and other material terms of any sale or refinancing of our properties.

Our management’s right to receive OP units upon the achievement of certain performance thresholds relating to the Harrisburg Mall may cause them to devote a disproportionate amount of time to such performance thresholds, which could cause our overall operating performance to suffer.

Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg, our Executive Vice President and Chief Operating Officer, and Scott Jensen, our Senior Vice President of Leasing, acquired the right to receive additional OP units for ownership interests contributed by them as part of the formation transactions in connection with the initial public offering, only upon the achievement of the internal rate of return relating to the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on or prior to December 31, 2009.

As a result, Larry Feldman, Jim Bourg and Scott Jensen may have an incentive to devote a disproportionately large amount of their time and a disproportionate amount of our resources to achieving these performance thresholds in comparison with our other objectives, which could harm our operating results.

We may pursue less vigorous enforcement of terms of contribution, merger and other related agreements because of conflicts of interest with certain of our officers.

Larry Feldman, Jim Bourg, Scott Jensen and Jeffrey Erhart, who serve as directors and/or officers have direct or indirect ownership interests in certain entities that were contributed to our operating partnership in the formation transactions related to the initial public offering. We are entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution, merger and related agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

None of the contribution agreements was the result of arm’s-length negotiations and may not reflect terms comparable to those that could have been obtained from unaffiliated third parties.

The contribution, merger and related agreements that were executed in connection with the formation transactions were not negotiated on an arm’s-length basis. As a consequence, these agreements may not reflect terms comparable to those that could have been obtained from unaffiliated third parties and, therefore, may not be as favorable to us as they may otherwise have been.

Our organizational documents, including the stock ownership limit imposed by our charter, may inhibit market activity in our stock and could delay, defer or prevent a change in control transaction.

Our charter authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and, subject to certain exceptions, limits any person to actual or constructive ownership of no more than 9.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock or 9.0% (by value or by number of shares, whichever is more restrictive) of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership, direct or indirect, in excess of 9.0% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock or 9.0% (by value or by number of shares, whichever is more restrictive) of our outstanding capital stock could jeopardize our status as a REIT. These restrictions on ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay, defer or prevent a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Back to Contents

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares, or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations. However, we have, by resolution, exempted business combinations (1) between us and Larry Feldman, his affiliates and associates and people acting in concert with any of the foregoing and (2) between us and any person who has not otherwise become an interested stockholder, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), from the provisions of the Maryland Business Combination Act. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any person described above. We have determined to opt out of the so-called “control share” provisions of the MGCL that provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We may in the future elect to become subject to the control share provisions of the MGCL. The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

Our board of directors has the power to issue additional shares of our stock in a manner that may not be in your best interests.

Our charter authorizes our board of directors to issue additional authorized but unissued shares of common stock or preferred stock and to increase the aggregate number of authorized shares or the number of shares of any class or series without stockholder approval. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors could issue additional shares of our common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders. As of December 31, 2005, we have 186,949,630 authorized but unissued shares of common stock, 13,050,370 shares of common stock issued and outstanding, 50,000,000 authorized but unissued shares of preferred stock and no shares of preferred stock issued and outstanding.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our business could be harmed if key personnel with long standing business relationships in the real estate business terminate their employment with us.

Our success depends, to a significant extent, on the continued services of Larry Feldman, our Chairman and Chief Executive Officer, and the other members of our senior management team. Although we will have an employment agreement with Larry Feldman and some other members of our senior management team, there is no guarantee that any of them will remain employed by us. We do not maintain key-person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly Larry Feldman, could harm our business and our prospects.

Back to Contents

Risks Related to Our Organization and Operation as a REIT

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% non-deductible excise tax under certain circumstances if we fail to make sufficient and timely distributions of our taxable income. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Distributions payable by REITs do not qualify for the reduced tax rates under recently enacted tax legislation.

The maximum tax rate for dividends payable by domestic corporations to individual U.S. stockholders (as such term is defined under “U.S. Federal Income Tax Considerations” below) has been reduced to 15% (through 2008). Distributions payable by REITs, however, are generally not eligible for the reduced rates (though distributions paid by a taxable REIT subsidiary or other corporation are generally eligible for the reduced rates). Consequently, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could negatively affect the value of our properties.

Possible legislative or other actions affecting REITs could reduce our total return to our stockholders or cause us to terminate our REIT status.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our stockholders. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders will be changed.

The power of our board of directors to revoke our REIT status without stockholder approval may cause adverse consequences to our stockholders. Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

If we fail to qualify as a REIT, our distributions will not be deductible by us and we will be subject to corporate level tax on our taxable income. This would reduce the cash available to make distributions to our stockholders and may have significant adverse consequences on the value of our stock.

We operate in a manner that will allow us to elect to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our status as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution to shareholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for the four taxable years following a year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our stockholders who are taxed as individuals would be taxed on our distributions at capital gains rates, and our corporate stockholders generally would be entitled to deductions with respect to such distributions, subject, in each case, to applicable limitations under the Internal Revenue Code. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

Back to Contents

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and sources of our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes, or the desirability of an investment in a REIT relative to other investments.

We will pay some taxes which will reduce the amount of funds available to make distributions to our stockholders.

Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. We elected that Feldman Equities Management, Inc. and certain corporations that hold small interests in the Foothills Mall, be treated as a “taxable REIT subsidiary” of our company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation and may be limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to tenants in the ordinary course of business. To the extent that we or our taxable REIT subsidiaries (or additional taxable REIT subsidiaries we may form in the future) are required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

Risks Related to Our Debt Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2005, we had approximately $305.3 million of outstanding indebtedness, 100% of which is secured. We expect to incur additional debt in connection with future acquisitions. We may borrow under our proposed line of credit or borrow new funds to acquire these future properties. Further, we may need to borrow funds to make distributions required to maintain our REIT status or to meet our expected distributions.

If we are required to utilize our proposed line of credit for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or distributions required to maintain our REIT status;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	an increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	after debt service, the amount available for distributions to our stockholders is reduced;

•	our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

Back to Contents

•	our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of other properties.

Our organizational documents contain no limitations on the amount of indebtedness we may incur, and our cash flow and ability to make distributions could be adversely affected if we become highly leveraged.

Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. As of December 31, 2005, we had approximately $305.3 million of outstanding indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT status, and could harm our financial condition.

Increases in interest rates may increase our interest expense and reduce our cash flow and impair our ability to service our indebtedness and make distributions to our stockholders.

We had approximately $305.3 million of outstanding indebtedness as of December 31, 2005, of which $179.5 million bears interest at fixed rates ranging from 5.09% to 8.60% and $125.8 million bears interest on a floating rate basis ranging from LIBOR plus 1.25% to LIBOR plus 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $3.2 million, as the case may be.

In addition to the fixed rate debt outlined above, we have entered into a $75.0 million forecasted cash flow hedge that will effectively fix the rate for $75.0 million of LIBOR-based floating rate debt at 4.91% per annum for the period February 2008 to January 2011.

Our cash flow is not assured. If our cash flow is reduced, we may not be able to make distributions to our stockholders.

We intend to distribute to our stockholders all or substantially all of our REIT taxable income each year in order to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the non-deductible excise tax. We have not established a minimum distribution payment level. Our ability to make distributions may be adversely affected by the risks described in this Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors that our board of directors may deem relevant from time to time. We cannot assure you that we will be able to make distributions in the future. Our ability to make distributions is based on many factors, including efficient management of our properties.

The Harrisburg Mall joint venture’s construction loan with Commerce Bank provides that loan advances are reduced by the amount of the joint venture’s net cash flow after operating expenses and debt service. As a result, the joint venture will not have cash from operations to distribute to the joint venture partners during the period that it is taking advances under this loan because any net cash flow will be used in lieu of the advances. The construction loan with Commerce Bank was amended, and the maturity date extended to March 2008. As a result, our net cash provided by operations may, during the term of this loan, be reduced by the limitation on our joint venture’s ability to pay distributions to us and our operating partnership.

We also cannot assure you that the level of our distributions will increase over time or the receipt of rental revenue in connection with future acquisitions of properties will increase our cash available for distribution to stockholders. In the event of defaults or lease terminations by our tenants, rental payments could decrease or cease, which would result in a reduction in cash available for distribution to our stockholders. If our cash available for distributions generated by our assets is less than our expected dividend distributions, or if such cash available for distribution decreases in future periods from expected levels, our ability to make the expected distributions would be adversely affected. We may be required either to fund future distributions from borrowings under our proposed line of credit or to reduce such distributions. If we need to borrow funds on a regular basis to meet our distribution requirements or if we reduce the amount of our distribution or fail to make expected distributions, our stock price may decline.

ITEM 1B.    Unresolved Staff Comments

As of December 31, 2005, we did not have any unresolved comments with the staff of the SEC.

Back to Contents

ITEM 2.    Properties

As of December 31, 2005, we had wholly-owned interests in five malls encompassing approximately 6.2 million rentable square feet. Our portfolio also included a 25% ownership interest in one unconsolidated joint venture located in Harrisburg Pennsylvania, encompassing approximately 0.9 million rentable square feet. The table below sets forth information with respect to these properties.

Property (Ownership Interest)	Year Built/ Most Recent Renovation	Total Square Feet	Rentable Square Feet	Percentage Leased	Shop Tenant Square Feet	Shop Tenants Percentage Leased	Annualized Base Rent	Shop Tenant Base Rent Per Leased Sq. Ft.	Owned Anchors	Non-owned Anchors

Foothills Mall (100%)	1983/2004	711,000	502,000	98.90%	230,000	95.8%	$7,894,070	$20.07	Barnes & Noble; Linens‘ N Things; Loews Cineplex; Ross Dress for Less; Saks Off 5th	Wal-Mart

Stratford Square (100%)	1966/1999	1,300,000	485,000	93.2	485,000	62.2	7,030,261	27.74	—	Burlington Coat Factory; JCPenney; Marshall Fields; Sears; Carson Pirie Scott; Kohls

Colonie Center Mall (100%)	1969/1994	1,200,000	668,000	93.0	336,000	72.8	8,554,691	21.00	Boscov’s; Christmas Tree Shops	Macy’s; Sears

Tallahassee Mall (100%)	1971/1993	1,081,000	1,081,000	96.4	204,000	79.6	7,735,622	20.24	Dillard’s; Goody’s; Parisian; Burlington Coat Factory	—

Northgate Mall (100%)	1972/1993	1,100,000	577,000	91.0	313,000	78.1	8,037,065	22.45	Macy’s	Dillard’s: JCPenney; Sears

Harrisburg Mall (25%)	1969/2004	922,000	922,000	92.2	270,000	764.5	7,228,108	20.88	Bass Pro Shops; Boscov’s; Hecht’s	—

Total/Weighted Average		6,314,000	4,235,000	94.5%	1,840,000	73.4%	$46,479,817	$23.62

In the table above:

•	Our interest in the joint venture that owns the Harrisburg Mall consists of a 25% capital interest.

•	Total Square Feet includes Rentable Square Feet and the square feet occupied by non-owned anchor tenants.

•	Rentable Square Feet includes all owned square feet, including owned-anchor square feet.

•	Shop Tenant Square Feet includes all Rentable Square Feet, excluding anchor and Jr. anchor square feet, all out parcel square feet and non-retail square feet.

•	Percentage Leased is calculated based on leases executed as of December 31, 2005 and includes owned anchor tenant space.

•	Shop Tenants Percentage Leased is calculated based on leases executed as of December 31, 2005, by shop tenants and non-anchor tenants. These figures exclude leases to tenants under temporary leases, which are leases for an initial term of less than one year.

•	Annualized Base Rent is calculated based on monthly base rent derived from 100% of our existing lease agreements executed as of December 31, 2005 and annualized for a 12-month period, except as set forth below. The Annualized Base Rent figures appearing in the table above are based on net rent (which means that the rent shown above does not include certain additional charges that are passed on to the tenants, including common area maintenance charges and real estate taxes). Annualized Base Rent includes leases that expire prior to December 31, 2006, which constitute approximately 9% of our Annualized Base Rent. Annualized Base Rent does not include (a) any additional revenues from temporary or month-to-month tenants, (b) lease-up of vacant space, (c) rental increases occurring after December 31, 2005 or (d) pass through of operating expenses to tenants.

Back to Contents

•	Shop Tenant Base Rent Per Leased Square Foot is calculated based on monthly base rent derived from shop tenant leases executed and in occupancy as of December 31, 2005 and annualized for a 12-month period, with the product divided by the rentable square feet leased to shop tenants as of such date.

•	Non-owned Anchor Tenants are anchor tenants of the mall, but we do not own their improvements or their underlying land and therefore we will not collect rent from these retailers. We refer to these retailers as non-owned anchor tenants. We believe non-owned anchor tenants are important to a property because the attractiveness of the anchor retailers at the property (whether or not we collect rent from them) may significantly affect the leasing of owned space and shop tenant sales at the property. Wal-Mart is a non-owned anchor tenant of the Foothills Mall and occupies and owns a super center consisting of approximately 210,000 square feet, which shares a common parking lot and entrance road with the Foothills Mall.

Tenant Diversification

We have approximately 500 leases, many of which are with nationally recognized retailers. The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized base rent as of December 31, 2005.

Top 10 Tenants by Annualized Base Rent

Tenant	Mall Location	Principal Nature of Business	Lease Expiration	Rentable Sq. Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total annualized Base Rent	Base Rent Per Sq. Ft.

Loew’s Cineplex and AMC Theaters(merged in January 2006)	Foothills Tallahassee	Multi Screen Movie Theatre	2014 - 2017	146,500	3.50%	$2,147,538	4.6%	$14.66

Macy’s	Harrisburg Northgate	Department Store	2014 - 2024	367,280	8.7%	1,950,000	4.2%	5.31

Boscov’s	Colonie Harrisburg	Discount Department Store	2006 - 2023	420,248	9.9%	1,117,000	2.4%	2.66

FYE	Colonie Harrisburg Stratford	Electronics	Various	45,256	1.1%	811,104	1.7%	17.92

Christmas Tree Shops (a division of Bed Bath & Beyond)	Colonie	Discount Store	2018	56,300	1.3%	861,390	1.9%	15.30

Bass Pro Shops	Harrisburg	Sportsman’s Superstore	2019	200,000	4.7%	822,868	1.8%	4.11

Footlocker	Colonie Harrisburg Northgate Stratford Tallahassee	Shoe Store	Various	31,464	0.7%	785,692	1.7%	24.97

Barnes & Noble	Foothills Tallahassee	Bookstore	2007 - 2012	63,008	1.5%	578,487	1.2%	9.18

Parisian	Tallahassee	Department Store	2013	114,700	2.7%	550,000	1.2%	4.80

Finish Line	Colonie Northgate Stratford Tallahassee	Shoe Store	Various	27,293	0.6%	545,622	1.2%	19.99

Total/Weighted Average				1,472,049	34.8%	$10,169,700	21.9%	$6.91

(1)	The percentage of Total Rentable Square Feet excludes non-owned anchor tenants.

Lease Expiration

The following table sets forth information regarding lease expirations at our properties based on executed and occupied leases as of December 31, 2005.

Back to Contents

     Lease Expiration Table–Total Portfolio

Lease Expiration Year	Number of Expiring Leases	Expiring Rentable Area (1)	% of Total Sq. Ft. Expiring	Expiring Base Rent (2)	% of Total Base Rent	Expiring Base Rent Per Sq. Ft.

2006	61	197,038	5.5%	$4,035,598	9.0%	$20.48
2007	87	472,284	13.1%	6,335,208	14.1%	13.41
2008	72	432,465	12.0%	5,419,278	12.1%	12.53
2009	57	168,938	4.7%	3,584,712	8.0%	21.22
2010	55	178,349	4.9%	3,740,077	8.3%	20.97
2011	40	205,773	5.7%	3,965,098	8.8%	19.27
2012	29	182,781	5.1%	2,350,371	5.2%	12.86
2013	36	302,715	9.7%	4,095,911	8.2%	11.75
2014	25	239,458	6.6%	3,471,347	7.7%	14.50
2015 and thereafter	35	587,011	32.8%	9,482,217	18.4%	8.02

Total/Weighted Average	497	3,607,605	100.0%	$46,479,817	100.00%	$12.88

(1)	Expiring rentable area excludes approximately 362,000 square feet of unleased space as of December 31, 2005.
(2)	Annualized base rent as of December 31, 2005 (leases executed as of that date). Excludes revenues from leases to tenants under temporary leases or tenants paying rents on a percent-of-sales basis.

Harrisburg Mall

Overview

The Harrisburg Mall is located in Swatara Township, three miles from downtown Harrisburg, Pennsylvania. The property was originally built in 1969 and is a two-story, enclosed, regional mall containing approximately 900,000 square feet. It is the largest mall in the Harrisburg market and has approximately 83 shop spaces. It is anchored by three large anchor tenants, Bass Pro Shops (a national retailer of hunting, fishing and boating products), Boscov’s (a regional department store chain that completed a brand new store that opened in May 2004) and Hecht’s (owned by Federated Department Stores and expected to be converted to a Macy’s in the fourth quarter of 2006). The Harrisburg Mall’s specialty shop tenants include Disney Store, Foot Locker, The Limited and Victoria’s Secret. In addition, the Harrisburg Mall has a food court that includes such national tenants as Arby’s, Cosimos Pizza and McDonald’s.

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

Renovation and Repositioning

The renovation plans for this property include the addition of upscale restaurants on the exterior of the mall in order to create a streetscape look and feel for the property, as well as new movie theater and up to two large “big-box” junior anchor tenants. Given the expected increase in shopper traffic from the recent opening of the Bass Pro Shops, we believe demand for casual dining and movie theater traffic will increase. We estimate the costs of these renovations will total $20 to $25 million, of which the Company will be responsible for funding 25% of that portion of the costs not funded by construction loans.

The renovation and repositioning plan for this mall, which is designed to convert the mall from a Class C mall to a Class A mall, includes the following:

•	New Anchors and Key Renewals. Our predecessor signed two new long-term leases and renewed a third lease with proven high traffic anchor tenants. Bass Pro Shops occupies a 200,000 square foot super store consisting of fishing, hunting and boating products. Our predecessor also signed a long-term lease with Boscov’s, a regional discount department store chain with 41 stores and annual sales in excess of $1 billion. In addition, the May Company which recently merged with Federated Department Stores, a national department store chain with annual sales in excess of $22.4 billion, renewed its long-term lease through the year 2024. All three anchor tenants have agreed to operate their stores continuously for an extended period.

Back to Contents

•	Entertainment. We are focusing a significant portion of our leasing efforts towards leasing to tenants that are entertainment and tourist destinations, such as Bass Pro Shops and a movie theater. The Bass Pro Shops store opened on November 18, 2004 and is our most important anchor tenant in the Harrisburg Mall, serving both as a retailer and as an entertainment destination. At approximately 200,000 square feet, the Bass Pro Shops Harrisburg store is the second largest Bass Pro Shops store in the nation and features a 60,000-gallon aquarium, rock climbing walls, a live trout stream, waterfalls and an indoor archery range. According to the Springfield, Missouri Visitors and Convention Bureau, the Bass Pro Shops store in Springfield, Missouri, the chain’s flagship store, is the number one tourist destination in the State of Missouri. Including the Harrisburg Mall store, Bass Pro Shops currently has 26 stores across the United States and Canada and attracts over 66 million visitors annually. Based upon these figures, we believe that the Harrisburg Bass Pro Shops store is likely to be ranked as one of the most visited tourist destinations in the Commonwealth of Pennsylvania.

•	Accessibility. We improved the mall’s access by arranging for the Pennsylvania Department of Transportation to provide a direct exit ramp to the property from Interstate 83.

•	Government Support. We negotiated and arranged for government grants and other economic incentives which in the aggregate are expected to produce approximately $8.0 million in economic benefits to the joint venture. To date, we have received $5.0 million of such grants.

•	Appearance. We are improving the appearance of the mall by undertaking major renovations of the interior of the two new anchor stores, the interior and exterior of the mall and mall entrances.

•	Signage. We have improved visibility of the mall by adding significantly upgraded signage, including a 150-foot pylon sign which is visible from Interstate 83 and nearby local roads. In addition, we have installed a digital color video screen at the entrance to the mall. The digital color video screen is programmable from a computer inside our mall management office and will be available to notify the public about special events and other mall promotions. Working in collaboration with local officials, our predecessor succeeded in adding “Bass Pro Drive” to the name of a nearby local street, which will allow us to identify the retailer on multiple sign locations along Interstate 83.

•	Lighting and Security. We have improved lighting and security by installing brighter energy-efficient lighting and increasing security in parking lots with regular patrols.

•	Heating, Ventilation and Air Conditioning. We are reducing operating expenses by replacing the main air conditioning central plant with new modern energy efficient units that we estimate will result in a significant reduction in the cost of energy.

As a result of the initial renovation and repositioning efforts at the Harrisburg Mall, leased square footage has grown from 429,000 at acquisition to 798,000 as of December 31, 2005, after giving effect to executed anchor leases as of such date. Given the attractiveness of the new anchor tenants at the Harrisburg Mall, and the next phase of renovation projected to be completed in 2007, additional revenue growth from the property is expected as occupancy levels and rental rates rise above current levels.

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

As of December 31, 2005, the joint venture had spent approximately $33.0 million (net of $5.0 million in received government grant funding) on the renovation and repositioning of this property and we estimate that the total additional investment required to renovate and reposition the property is approximately $25.0 million. The joint venture intends to fund the additional $25.0 million investment from additional partner contributions, additional construction loan proceeds and cash flow from operations. Net of cash flow from property operations applied to project costs of approximately $8.7 million, and government grants and incentives, the total net project cost as of December 31, 2005 is estimated to be approximately $53.2 million or $58.57 per square foot, which we believe is significantly below the replacement cost of building a new mall.

The construction loan with Commerce Bank contained an initial maximum funding commitment of $46.9 million. At December 31, 2004 the loan had an interest rate of LIBOR plus 250 basis points. Interest on the outstanding principal balance of this loan is payable on the first day of each month. In April 2005, the loan was extended until March 2008. During July 2005, the loan was amended and increased to $50 million through a $7.2 million second mortgage with no principal payments due until the maturity date. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis of which we received $1.625 million.

Back to Contents

This loan presently has a limited recourse of $5.0 million, of which affiliates of the Lubert Adler Funds are liable for $3.2 million, or 63%, and we are liable for $1.8 million, or 37%. In addition, pursuant to the terms of this loan, at any time the joint venture is entitled to receive a loan advance, the lender shall reduce the amount of such advance by the amount of the joint venture’s net cash flow after operating expenses and debt service.

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

We and our joint venture partner each have the right to receive a preferred return from the operating cash flow of the property equal to 12%, computed on an annual compounded basis, on invested capital. Once operating cash flow exceeds 12%, we will be entitled to receive an additional 20% of the excess cash flow. Upon a sale of the property, and after both partners receive a return of their capital contributions to the joint venture (an aggregate of approximately $10.4 million as of December 31, 2005) plus a 12% preferred return thereon, we will have the right to receive an additional 20% of the available cash, if any, plus our 25% share of the remaining 80% interest. In addition, in the event that a sale of the property produces an overall return in excess of 20% to our joint venture partner, we will be entitled to a 30% share of such excess, if any, plus our 25% share of the remaining 70% interest. To the extent that the partners are required to make additional capital contributions to the joint venture, the amount of the 12% preferred return, which operating cash flow must exceed in order for the partners to receive the additional 20% of excess cash flow, will increase.

The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The fair value of the right to receive these additional OP Units was approximately $5.0 million at the Offering Date, and is approximately $5.3 million at December 31, 2005.

The fees we are entitled to earn as manager of the Harrisburg Mall include a management fee of 3.5% of annual gross revenues paid monthly, a construction management fee of 3% of the amount of capital improvements, and customary leasing fees for a mall leasing agent. For the years ended December 31, 2005 and 2004, these fees totaled approximately $0.4 million and $0.7 million, respectively.

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

Location and demographics

The property is located east of the Harrisburg capital region in Pennsylvania adjacent to major thoroughfares, including Interstate 83. The following are key demographic and other information that we expect will benefit the Harrisburg Mall:

•	Population. The Harrisburg metropolitan statistical area population was 629,401 according to the US Census Bureau Census 2000.

•	Population Growth. The population within a 10 mile radius of the Harrisburg Mall is estimated to have grown by approximately 7.9% from 1990 to 2000 and is projected to grow by 2.2% from 2003 to 2008, according to Claritas.

•	Household Income. For the year ended December 31, 2003, the average household income within a 10-mile radius of the Harrisburg Mall was estimated to be approximately $63,000 and is expected to increase by 13.2% from 2003 to 2008, according to Claritas.

•	Traffic Count. The average annual daily traffic count in 2002 for Interstate 83 near the Harrisburg Mall was approximately 103,000 vehicles according to the Pennsylvania Department of Transportation.

•	Local Market Characteristics. The Harrisburg region’s economy is dominated by State and Federal Government, which tends to insulate the region from major economic downturns in the national economy. The Harrisburg Mall is located within a 10 minute drive from the city of Hershey and Hershey Park, which is a national tourist destination.

Back to Contents

Competition

The primary competitors of the Harrisburg Mall include two regional malls that jointly comprise approximately 1.4 million square feet of shop space. Four power centers that comprise approximately 1.7 million square feet are located within seven miles of the property. In addition we expect to compete with a new lifestyle center within four miles of the property. We believe there are no major regional mall projects under construction or planned for the near future. No competitor has a unique anchor tenant similar to Bass Pro Shops. The significant competitors within a 10 mile radius include:

•	Colonial Park Mall. The Colonial Park Mall opened in 1960 and is located approximately five miles north of the Harrisburg Mall. It contains approximately 745,000 square feet of leasable area, 95 shops, and is anchored by Bon Ton, Sears and Boscov’s. This center was renovated and expanded with a food court and some specialty shops during 1990.

•	Capital City Mall. The Capital City Mall is located 10 miles to the west of the Harrisburg Mall. It contains approximately 600,000 square feet of leasable area and 94 shops. This center opened in 1974 and is anchored by Hecht’s, JCPenney and Sears. The center was first renovated in 1986 and a second renovation was completed in 1998, which included new flooring, plantings, seating, skylights and a food court area.

•	The Shoppes at Susquehanna. The Shoppes at Susquehanna is a 108,000 square foot, open-air lifestyle center that opened in October 2004. It is approximately four miles from the Harrisburg Mall and is approximately 63% leased to such tenants as Ann Taylor Loft, Children’s Place, Coldwater Creek, J. Jill, Jos. A Banks and Williams Sonoma. This center has dining establishments including Damon’s and Macaroni Grill.

Average Occupancy Rate and Base Rent–Harrisburg Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	65%	$18.36
2004	65%	$17.70
2003	70%	$15.40
2002	81%	$13.42
2001	80%	$14.72

(1)	The information in this chart for the periods prior to our predecessor’s investment in the Harrisburg Mall in September 2003 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Foothills Mall

Overview

The Foothills Mall is located in the suburbs of Tucson, Arizona and is a single level, enclosed regional mall containing approximately 500,000 square feet originally built in 1983. In addition, Wal-Mart occupies and owns a new 210,000 square foot super center which shares a common parking lot and road entrance with the Foothills Mall. The Foothills Mall is anchored by a series of “big box” anchor tenants, including Barnes & Noble, Linens ’N Things, a Loews/AMC Cineplex 15 screen stadium theatre, Ross Dress For Less, Old Navy, Saks Off 5th and a large Nike Factory Outlet store. The Foothills Mall’s specialty stores include Bath & Body Works, Claire’s, Haggar, Levi’s, PacSun, Quiksilver, Samsonite and Sunglass Hut. In addition, the Foothills Mall includes numerous restaurants such as Applebee’s, Gavi Italian Restaurant, Keatons Restaurant, Melting Pot, J. Nippon, Outback Steakhouse and Thunder Canyon Brewery.

In April of 2002, our predecessor acquired an interest in the joint venture that acquired the Foothills Mall for approximately $54.0 million. At that time, the Foothills Mall was experiencing low tenant sales per square foot, and as a result, the previous owners had difficulty attracting new tenants despite the mall’s solid location in the Tucson suburban area, one of the fastest growing markets in the United States.

Back to Contents

Renovation and Repositioning

We are near completion of the renovation and repositioning project for the Foothills Mall. We estimate that the cost of the renovation and repositioning will total approximately $11 million, which will result in a total project cost of approximately $65 million or $130 per square foot. As of December 31, 2005, we had spent approximately $10.4 million on this project. The renovation and repositioning is being financed through a combination of debt and equity financing. The renovation and repositioning plan, which is designed to convert the mall from a Class B mall to a Class A mall, includes the following:

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

•	Mall Expansion. Our predecessor increased the size of the mall by constructing approximately 27,000 square feet of additional space, including new space for Famous Footwear, and developing five out-parcels which have collectively added over 40,000 square feet of new area and have attracted such tenants as Baskin Robbins, Chipotle Grill, Compass Bank, Starbucks, Subway and Thomasville Furniture. Over 98% of the newly constructed expansion area of approximately 67,000 square feet has been leased or sold to tenants.

•	Leasing Initiatives. We are conducting an intensive leasing initiative which includes the following: (i) filling missing product categories and attracting strong brand name tenants such as Old Navy, who recently executed a new lease for approximately 15,000 square feet, (ii) renewing existing high volume tenants at the best possible market rental rates, (iii) eliminating unhealthy, low volume or unprofitable stores, (iv) filling certain difficult-to-lease vacant spaces with temporary tenants until leases with long-term tenants are in place and (v) focusing on obtaining at least one additional major anchor tenant on the southwest corner of the mall.

•	Exterior Entrance Signage. Our predecessor significantly improved all of the mall entrance signs facing the public roadways with new, highly visible signs at all mall entrances. In addition, our predecessor installed a brightly lit, 25 foot pylon sign at the main mall entrance. This sign is used to promote mall events and is programmable from our management office.

•	Improved Visibility of Interior Mall Corridors. Previously, two of our anchor tenants, Barnes & Noble and Saks Off 5th, had only limited visibility to the main mall corridor. In order to increase the visibility of these key anchor tenants, our predecessor raised the mall’s ceiling and reconfigured the main mall corridor.

•	New Mall Entrances. Our predecessor constructed a new large rotunda entrance at the south end of the mall to increase shopper traffic and improve pedestrian circulation at that end of the mall, and we are currently renovating two other mall entrances and are installing new entrance signage to our food court.

•	New “Lifestyle” Component. Our predecessor installed numerous outdoor and indoor seating areas, including an outdoor Starbucks café seating area.

•	Food Court and Amenities. We are improving shopper comfort and amenities, including high quality restrooms, a new floor, new tables and new soft seating areas in the food court, and new soft seating areas in other parts of the mall. Some of these seating areas will feature large flat screen televisions and are designed to induce patrons to stay in the mall while their friends or family continue to shop.

•	Public Marketing Campaigns. We are conducting special public marketing campaigns with the objective of having community and other group events in the mall on a regular basis, such as car sales, rock groups, sports promotions, radio station events, and civic and charitable functions.

•	Potential Expansion. The Foothills Mall property has the potential to be expanded by approximately 80,000 rentable square feet. We are in discussions with several potential junior anchor tenants for the pre-leasing of this space.

Back to Contents

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

Financing

There is an outstanding mortgage loan on the Foothills Mall in the amount of $54.8 million, as of December 31, 2005, at a fixed rate of 5.09%. There is no principal amortization requirement on this loan. The term of the loan commenced on October 30, 2003 and matures on November 1, 2008. The loan is closed to prepayment during a lockout period until the first to occur of (i) three years following commencement of the loan or (ii) two years following the sale of the loan to a bondholder trust. After the end of the lockout period, the loan is open to prepayment by defeasance (providing treasury bonds as substitute collateral for the property) only. Therefore, we may not defease the loan until May 2006.

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

Competition

The primary competitors of the Foothills Mall include three regional malls described below that jointly comprise approximately 3.5 million square feet of shop space. Seven power centers that comprise approximately 2.5 million square feet are located within ten miles of the property. Tucson’s expanding economy, tourism and strong population growth have created a strong retail market, including the regional mall sector. Accordingly, there is a strong demand for retail property in the Tucson area as evidenced by a 90% occupancy level for shop space. We expect the construction of new retail properties to increase modestly and in proportion to demand so that vacancy levels remain low. We believe the Foothills Mall is the only value and entertainment oriented mall in its trade area. Competitors of the Foothills Mall include:

•	El Con Mall. The El Con Mall is a 1.2 million square foot mall and is located approximately 12 miles southeast of the Foothills Mall. The mall was originally built in 1962 and partially renovated in 1996. It has a 20-screen Century Theatre, Home Depot and is seeking to add an additional discount retailer. Existing anchor tenants include JCPenney and Robinsons-May.

•	Park Place Mall. The Park Place Mall is a single level enclosed mall, which contains approximately 1.0 million square feet and is located 12 miles from the Foothills Mall. It is approximately 97% occupied and is anchored by Dillard’s, Macy’s and Sears. Other tenants in the mall include Borders Books, Century Theatre and Old Navy. This mall recently completed a renovation process, which included the addition of “street” retailers, a food court, mall shops, restaurants, theatres and a new Dillard’s.

•	Tucson Mall. The Tucson Mall is a 1.3 million square foot mall that has been considered the dominant mall in Tucson for nearly 20 years. The property is located approximately five miles southeast of the Foothills Mall. This mall was constructed in 1982 and renovated in 1991. Dillard’s, JCPenney, Macy’s, Mervyns, Robinsons-May and Sears are the anchor tenants.

Back to Contents

Average Occupancy Rate and Base Rent–Foothills Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	96%	$20.07
2004	81%	$16.47
2003	82%	$16.89
2002	82%	$16.80
2001	82%	$17.65

(1)	The information in this chart for the periods prior to our predecessor’s acquisition of the Foothills Mall in April 2002 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

 Stratford Square Mall

Overview

On December 30, 2004, we acquired Stratford Square Mall for a base purchase price of $93.1 million. We also plan to invest an additional $35.0 million in the renovation and repositioning plan for Stratford Square Mall for an estimated total project cost of approximately $128.1 million.

Stratford Square Mall is a 1.3 million square foot, super-regional mall located in Bloomingdale, Illinois. Located in the rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the mall had an overall occupancy of 90.4% as of December 31, 2005 with shop tenant occupancy of 68.7% (excluding temporary and anchor tenants). The mall has six non-owned anchor tenants: Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

Average mall shop sales for 2005 were approximately $275 per square foot, an amount that we intend to increase through capital expenditures focused on improving shopper traffic and tenant sales. Plans to boost shopper traffic and tenant sales include building a new, multi-screen, cineplex with stadium seating, adding one or more junior anchor tenants, multiple sit-down restaurants, outdoor cafes and streetscape retail, new property signage and other general capital improvements.

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

Anchor Tenant Sales Versus Shop Tenant Sales

Shop sales at Stratford Square in calendar 2005 were $275 per square foot, which categorizes this mall as a Class B mall.

We believe that in 2005 the Stratford Square Marshall Field’s had approximately $25 million in sales, Sears had approximately $26 million in sales, JCPenney had sales of $25 million, Carson Pirie Scott had sales of $26 million, Kohls had sales of $23 million and Burlington Coat Factory had sales of $16 million. These six anchors will continue to operate as strong shopper draws. We estimate that collectively, the Stratford Square anchor tenants had approximately $141 million in combined sales in 2005. We believe that there is an opportunity to sharply increase shop tenant sales per square foot and thereby grow the property’s rental revenue.

Adjacent to the Stratford Square Mall are six third-party owned anchor tenant spaces. We have entered into an operating agreement with these six anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreement terminates in March 2031.

Back to Contents

Renovation and Repositioning Plan

Our opportunity, with respect to Stratford Square, is to take advantage of the mall’s unusually strong number of six anchor tenants to leverage the draw from such anchor tenants into higher shop sales. In addition, with approximately 151,000 square feet of shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	New Movie Theatre Tenant. We have signed a lease with a movie theatre tenant (Century Theatres). We plan to boost shopper traffic and tenant sales by sharply upgrading and expanding the existing four-screen movie theatre into a state of the art, multi-screen Cineplex. This theatre is being built to specifications that will be significantly higher in quality than most of the theatres in the Chicago marketplace. Similar to our Foothills Mall property, the objective is to strengthen the shop tenants with a movie theatre that will be entered only through the interior of the mall together with a series of restaurant tenants.

•	Redirecting Anchor Tenant Traffic. We will improve the appearance and ambience of the mall by undertaking major renovations of the interior common areas and the mall entrances. The objective with respect to this renovation will be to create a unique series of indoor mall features that will complement the mall’s attractive architecture. Improvements under construction or recently completed include television viewing areas with comfortable leather sofa seating and modern full size flat screen televisions, and the addition of another large high-end children’s play area. In addition, indoor and outdoor restaurant seating will be encouraged throughout the mall, with café style seating overlooking the mall corridors.

•	Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

•	Signage. We will improve the visibility of the mall by adding significantly upgraded signage, including a new pylon sign (subject to municipal approvals) which will be visible from nearby local roads.

•	Restaurants. We will focus a significant portion of our leasing efforts towards tenants that are entertainment and tourist destinations, such as upscale and trendy restaurants, arcades and movie theatres.

We expect these renovation and repositioning efforts will impact the financial performance of Stratford Square by drawing the anchor tenant shoppers into the main mall and attracting more shoppers. We expect our shop tenant revenues to grow as more shoppers spend more time in the main mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Financing

In January 2005, we obtained a $75 million, 3-year floating rate first mortgage financing secured by the property. The mortgage loan bears interest at a rate of LIBOR plus 125 basis points and has two, one-year extension options. The loan is interest-only and is prepayable in whole, but not in part, on or after July 2006. We used a swap arrangement to convert this loan to a fixed interest rate of 5% per annum through January 2008.

Location and Demographics

Stratford Square is located in Bloomingdale, Illinois, an affluent suburb of Chicago. The following are the key demographic and other information that we expect will benefit Stratford Square:

•	Population. The suburban Chicago population within a 15-mile radius of Stratford Square is approximately 723,000 people according to Claritas.

•	Population Growth. The population within a 15-mile radius of Stratford Square is estimated to have grown by approximately 13% from 1990 to 2000 and is projected to grow by an additional 3.2% from 2005 to 2009 according to Claritas.

Back to Contents

•	Household Income. For the year ended December 31, 2003, the average household income within a 15-mile radius of the Stratford Square Mall was estimated to be $87,304 according to Claritas.

•	Local Market Characteristics. Chicago is recognized as one of the most important industrial and financial centers in the United States. It is the nation’s largest producer of steel and machinery, has the world’s largest commodities market and is the nation’s largest wholesaling center. Chicago’s mid-continent location and accessibility via both land and water have made it the central hub of the United States.

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

Competition

The primary competitors of Stratford Square include two super-regional shopping centers situated within Stratford Square Mall’s trade region. In addition, there are two smaller malls that compete to a lesser degree with the subject property. A summary of Stratford Square’s competitors are as follows:

•	Woodfield Mall: The 2.3 million square foot Woodfield Shopping Center is anchored by Nordstrom’s, Marshall Field’s, Lord & Taylor, Sears and JCPenney, and is located approximately 8 miles to the northeast of Stratford Square Mall.

•	Oakbrook Center: The 2.0 million square foot Oakbrook Center is an outdoor mall anchored by Nordstrom’s, Marshall Field’s, Neiman-Marcus, Bloomingdale’s, Lord & Taylor and Sears, and is located about 11 miles to the property’s southeast.

•	Charlestown Mall: The recently upgraded 832,000 square foot Charlestown Mall is anchored by Carson’s, Von Maur, Sears and Kohl’s and is located eight miles to the west of Stratford Square Mall;

•	Yorktown Shopping Center: The 1.6 million square foot Yorktown Shopping Center is anchored by Carson’s, Von Maur, JCPenney and Target and is located about 10 miles to the property’s southeast.

Average Occupancy Rate and Base Rent–Stratford Square(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	62%	$27.74
2004	69%	$23.96
2003	75%	$23.71
2002	79%	$22.38
2001	70%	$27.60

(1)	The information in this chart prior to our acquisition in December 2004 was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

Colonie Center

Overview

In February 2005, we acquired the Colonie Center Mall for a base purchase price of $82.2 million. The purchase and sale agreement for this property provided for an increase to the purchase price if, prior to June 30, 2005, certain pending lease transactions were presented to us for execution. We paid approximately $2.4 million in connection with those pending leases which increased the purchase price to $84.6 million. In addition, the agreement provides for the seller to bear all expenses incurred in connection with such leases, including tenant improvements, leasing commissions and other tenant inducements. We also plan to invest an additional $60 – $70 million in the renovation and repositioning plan for Colonie Center for a maximum total project cost of $145.0 to $160.0 million.

Back to Contents

Colonie Center is a 1.2 million square foot, super-regional mall serving Albany, New York and its surrounding areas. Colonie Center is anchored by four major department stores: Macy’s, Sears, Boscov’s, and Christmas Tree Shops (a wholly owned subsidiary of Bed Bath & Beyond). In addition, the mall has two important “junior anchors” Steve & Barry’s and an f.y.e. super store. The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Abercrombie & Fitch, American Eagle, Bath & Body Works, Bombay Company, The Children’s Place, The Gap, Limited Too and Victoria’s Secret. The 110 shops are comprised of approximately 381,000 square feet and are accessed on two levels, with a central food court, restaurants and cafés.

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

Recent Developments At Colonie Center

During the course of 2005, the Company’s leasing efforts have resulted in four recently executed leases aggregating approximately 107,000 square feet. An additional lease of 30,000 square feet is pending to a powerful drawing junior anchor tenant and is expected to be executed during the second quarter of 2006. With the execution of the pending lease, the newly executed leases will total approximately 137,000 square feet.

One of these newly signed leases was executed with Regal Cinemas. The new Regal Theater at Colonie will be a 60,000 square foot, luxury and state-of-the-art stadium-seated 14 screen movie theater. The theater will rise nearly 10 stories in height and will be situated over the existing roof of the mall. The height of the theater is expected to create dramatic sight lines to Interstate 87.

One of the newly signed leases is the Cheesecake Factory. Cheesecake Factory is widely known for its unusually high sales volumes and powerful draw. The average Cheesecake Factory has sales of over $11.0 million per annum. Typical wait times for a Cheesecake Factory are one to two hours. As a result of this unusually long waiting time, an enormous amount of additional mall traffic is anticipated.

In addition, a lease was recently executed with PF Chang’s China Bistro for approximately 7,000 square feet. PF Chang’s is also widely known for its unusually high sales volumes and powerful draw with typical annual sales volumes of $6.0 million.

A lease was also executed with Barnes & Noble who will open a 33,000 square foot store including an exterior entrance facing Wolf Road, as well as an entrance fronting onto the main mall corridor.

Anchor Tenant Sales Versus Shop Tenant Sales

Shop tenant sales for Colonie Center in 2005 were $283 per square foot, which categorizes this mall as a Class B mall. However, the mediocre shop sales are in sharp contrast to the mall’s strong anchor tenant sales.

We believe that in 2005, the Colonie Center Macy’s had approximately $61.5 million in sales and Sears had approximately $49 million in sales. We also believe that each will continue to operate as anchor tenant strongholds for Colonie Center. Boscov’s at Colonie Center had annual sales of $28 million in 2005. In addition, Christmas Tree Shops (a wholly owned subsidiary of Bed Bath & Beyond), reported sales in 2005 of $23 million, which equates to sales of over $400 per square foot. Collectively, the Colonie Center anchor tenants reported approximately $162 million in combined sales in 2005. We believe that there is an opportunity to increase shop tenant sales per square foot and thereby grow the property’s rental revenue.

Financing

In June 2005, we completed a $50.8 million first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 1, 2005. We extended the bridge loan through May 15, 2006. The bridge loan contains various financial covenants requiring us to maintain certain property-level financial debt coverage ratios. At December 31, 2005, we did not satisfy two financial covenants and have received a temporary waiver from the financial institution. We are currently in discussions with several financial institutions to replace the bridge loan with a three to five year first mortgage loan prior to the May 2006 maturity date. If we are unable to refinance this property prior to the May 2006 maturity date, we believe that an extension of the current bridge loan or a new bridge loan can be obtained due to the relatively low leverage on the property. In order to comply with certain quarterly financial covenants, we will reduce the outstanding bridge loan balance by approximately $3.0 million subsequent to December 31, 2005.

Back to Contents

Renovation and Repositioning Plan

Our goal, with respect to Colonie Center, is to take advantage of the mall’s unusually strong anchor tenant sales and leverage such sales into higher shop tenant sales. In addition, with approximately 123,000 square feet of shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	Redirecting Anchor Tenant Traffic. We will improve the appearance and ambiance of the mall by undertaking major renovations of the interior common areas and the mall entrances. The objective with respect to this renovation will be to create a unique series of indoor mall features that will attract the already very high volume of anchor tenant shoppers to come into the main mall corridors. Final architectural drawings have been completed and renovations have commenced. These designs include a large indoor aquarium or series of aquariums, television viewing areas with high-end Adirondack themed living rooms within the mall, including a stone clad fire place area, fountain area, comfortable leather sofa seating and areas, television viewing areas with modern full size flat screen televisions, and a large scale, high-end children’s play area featuring an innovative climbing apparatus. In addition, indoor and outdoor restaurant seating will be encouraged throughout the mall, with café style seating overlooking the mall corridors.

•	Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances

•	New Pylon Signage and Improved Mall Signage: Given the significant automobile traffic and visitor activity on Wolf Road and the immediate interstate access, every effort will be made to add significantly upgraded signage, including a new pylon sign.

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

Location and Demographics

Colonie Center is located in the greater Albany, New York area adjacent to major thoroughfares including Interstate 87. The following are key demographic and other information that we expect will benefit Colonie Center:

•	Population. The Albany metropolitan statistical area population within a 20-mile radius of Colonie Center is approximately 875,000 according to the US Census Bureau 2000.

•	Population Growth. The population within a 20-mile radius of Colonie Center is estimated to have grown by approximately 4.76% from 1990 to 2000 and is projected to grow by 2.73% from 2005 to 2010 according to Claritas.

•	Household Income. For the year ended December 31, 2005, the average household income within a 30-mile radius of the Colonie Center was estimated to be $64,951 according to Claritas.

•	Traffic Count. The average annual daily traffic count on Wolf Road near Colonie Center was approximately 30,000 vehicles according to the New York State Department of Transportation.

•	Local Market Characteristics. The Albany region is home to a growing state government workforce, which tends to insulate the region from major economic downturns. In the next decade, the number of government employees is expected to increase, due to fiscal stimulus packages, which will have a positive impact on the Albany area. In addition, the region is home to 21 colleges with over 65,000 students. This student population and stable government workforce provides a steady pool of consumers for area retailers.

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

Back to Contents

•	Crossgates Mall. The Crossgates Mall, located three miles south on Interstate 87, is Colonie Center’s closest and strongest competitor. The property was originally built in 1984 and underwent a renovation in 1994. It is the largest mall in the Albany region with over 1.6 million square feet and is anchored by Cohoes, Filene’s, H&M, JCPenney, Lord & Taylor and Macy’s. Other tenants in the mall include Best Buy, DSW Shoe Warehouse, a 30 screen Hoyt’s Cinemas, The Gap, Hollister, Pottery Barn and Williams-Sonoma. This mall has a large food court and much of its tenant mix is targeted toward teenagers.

•	Latham Circle Mall. The Latham Circle Mall is located four miles northeast of Colonie Center. The property was built in 1957 and renovated in 1994 and contains 677,000 square feet. It is anchored by Burlington Coat Factory, JCPenney, Klein’s and includes other major retailers such as Baby Depot and Malt River Brewing Company.

•	Clifton Park Center. Clifton Park Center is an 875,000-square-foot regional mall located 15 miles northwest of Colonie Center. The property was constructed in 1976 and was renovated in 2001. It is anchored by Boscov’s, JCPenney and Mega Marshall’s and includes a food court, day spa and a six screen Hoyt’s Cinemas.

Average Occupancy Rate and Base Rent–Colonie Center(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	73%	$21.00
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84
2001	77%	$20.65

(1)	The information in this chart prior to our acquisition in February 2005 was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

Tallahassee Mall

Overview

In June 2005, we acquired the Tallahassee Mall for a purchase price of $61.5 million. The purchase price of $61.5 million consisted of the assumption of the existing mortgage loan of approximately $45.3 million plus cash in the amount of approximately $16.2 million. The property is subject to a long term ground lease that expires in the year 2063 (assuming the exercise of an extension option). We also plan to invest an additional $10 – $15 million in the renovation and repositioning plan for the Tallahassee Mall for a maximum total project cost of $71.5 – $76.5 million (excluding the lease acquisition described below).

In December 2005, we issued 369,715 shares of our common stock to an affiliate of Kimco Realty Corporation in connection with acquiring a long-term lease located at the Tallahassee Mall.

Tallahassee Mall is a 963,000 square foot, super-regional mall serving Tallahassee, Florida and its surrounding areas. The Tallahassee Mall is anchored by four major stores: AMC Theaters, Burlington Coat, Dillard’s and Parisian. In addition, the mall has six important “junior anchors;”Old Navy, Sports Authority, Goody’s Family clothing, Ross Dress for Less, Shoe Carnival and Barnes & Noble. The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Victoria’s Secret and Express. The 73 shops comprise of approximately 129,000 square feet and are accessed on one level, with a central food court, restaurants and cafés.

The Tallahassee Mall features a very successful 20-screen AMC Theater with annual sales volumes of nearly $10 million. The mall features attractive, well-maintained improvements, a successful anchor tenant line-up and a convenient location on Route 27 and is approximately one mile from Interstate10.

The city of Tallahassee is the state capital of Florida and is located in northwestern Florida, 20 miles north of the Gulf of Mexico and only 13 miles south of Georgia. The mall itself is located minutes from the center of the capital district, Interstate 10 and three major college campuses with a combined population of 65,000 students: Florida State University, Florida Agriculture and Mechanical University and Tallahassee Community College. Excluding the growing population of area students, the population within a 10-mile radius has experienced a 22% increase from 1990 to 2000 and employment has consistently increased each year for all industry sectors.

Back to Contents

Anchor Tenant Sales and Shop Tenant Sales

Shop tenant sales for the Tallahassee Mall in 2005 were $327 per square foot, which categorizes this mall as a Class B mall. The rent roll also includes 27 retailers that have sales over $400 per square foot

We believe that there is an opportunity to increase shop tenant sales per square foot and thereby grow the property’s rental revenue by aggressively targeting young adult retailers in an effort to better service the 65,000 students on the nearby college campuses and we intend to lease to multiple restaurant chains in order to supplement the highly successful AMC movie theater.

Financing

The property is currently encumbered by a $45.6 million first mortgage. The mortgage bears interest at 8.6% and is due in July, 2009. We intend to refinance the mortgage on or before the 2009 maturity date. We may elect to defease the existing debt in order to replace it with lower rate debt.

Renovation and Repositioning Plan

Our goal, with respect to the Tallahassee Mall, is to take advantage of the market’s unusually strong population growth and solid in place tenant base. In addition, with approximately 65,000 square feet of vacant space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

New Upscale Junior Anchor Tenants. We are currently targeting a number of potential junior anchor tenants that will increase shopper traffic to the mall.

Increase the square footage of in-line shop space. We plan on increasing the in-line shop square feet of the property that would be consistent with our strategy of adding a “street-scape” theme to the front of the mall.

Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

We expect these renovation and repositioning efforts will impact the financial performance of the Tallahassee Mall by drawing from the already high volume of young adult shopper traffic generated by the successful theater. We expect our revenue to grow as more shoppers spend more time in the mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Location and Demographics

The Tallahassee Mall is located in Tallahassee, Florida and is located one mile from I-10. The following are key demographic and other information that we expect will benefit the Tallahassee Mall:

•	Population. The Tallahassee metropolitan statistical area population within a 10-mile radius of the Tallahassee Mall is approximately 228,000 according to Claritas.

•	Population Growth. The population within a 10-mile radius of the Tallahassee Mall is estimated to have grown by approximately 22.1% from 1990 to 2000 and is projected to grow by 1.86% from 2005 to 2009 according to Claritas.

Household Income. For the year ended December 31, 2004, the average household income within a 10-mile radius of the Colonie Center was estimated to be $54,701 according to Claritas.

•	Local Market Characteristics. With stable growth and expansion in the area, the Tallahassee employment rates have remained relatively low at 4.7% in 2004. The unemployment rate’s stability is largely due to the state government work force as well as to high quality educational institutions, and to a stable community. This student population and stable government workforce provides a steady pool of consumers for area retailers.

Competition

The primary competitor of the Tallahassee Mall is:

•	Governor’s Squares Mall. The Governor’s Square Mall is located in Tallahassee, approximately five miles southeast of the Tallahassee Mall. Governor’s Square is on the Apalachee Parkway and is accessible from Highway 10 and Route 261. The anchor tenants include Burdine’s, Dillard’s, JCPenney, and Sears. Governor’s Square is a two-story super regional mall totaling 1 million square feet. The mall’s occupancy is competitive, with a traditional middle market merchandising mix. The property is owned and managed by General Growth Properties, Inc. (NYSE: GGP).

Back to Contents

Average Occupancy Rate and Base Rent–Tallahassee Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	73%	$21.00
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84
2001	77%	$20.65

(1)	The information in this chart prior to our acquisition in June 2005 was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

Northgate Mall

Overview

In July 2005, we acquired the Northgate Mall for a purchase price of $110.0 million. The purchase price of $110.0 million consisted of the assumption of the existing mortgage loan of $79.6 million and $30.4 million of cash. We also plan to invest an additional $40 million in the renovation and repositioning plan for the Northgate Mall for a maximum total project cost of $150 million.

The Northgate Mall is an enclosed single-level, four-anchor, super-regional mall with a total gross leasable area of approximately 1,113,826 square feet of which 577,084 square feet are owned by one of our wholly owned subsidiaries (including approximately 83,851 square feet of free-standing retail space). The Macy’s anchor store is owned by us. The Northgate Mall generates approximately $166 million in total annual sales. The Northgate Mall is anchored by Dillard’s, Macy’s, Sears and JC Penney and has an excellent mix of national in-line tenants, including American Eagle, Aeropostale, The Children’s Place, Finish Line, The Disney Store, Express, Victoria’s Secret and Zales. Northgate Mall also has six outparcels that are occupied by Borders Books, TGI Friday’s, Burger King, and Northgate Cinema. The Property opened in 1972 and was expanded in 1993 as part of a $50 million expansion/renovation.

Anchor Tenant Sales versus Shop Tenant Sales

The Mall generates approximately $66 million in annual sales. The Mall includes four stable anchors, which generate strong sales of approximately $91 million. The in-line tenants less than 10,000 square feet include an excellent mix of nation, regional and local tenants and generate $300 in sales per square foot, or approximately $68 million total. Total in-line sales were $69.3 million, or $294 per square foot.

Financing

The property is currently secured by a $79.2 million first mortgage. The first mortgage bears interest at 6.6% and has an anticipated prepayment date in September 2012. We intend to refinance the mortgage on or before 2012. We also may elect to defease the debt prior to the final maturity date in 2032.

Renovation and Repositioning Plan

Our goal, with respect to the Northgate Mall, is to take advantage of the mall’s strong anchor tenant sales and leverage such sales into higher shop tenant sales. In addition, with approximately 66,000 square feet of vacant shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	New Upscale Junior Anchor Tenants. Discussions have begun with junior anchor tenants, whose use and shopper appeal is ideally suited to the repositioning plan.

Back to Contents

•	Appearance. A new lifestyle “streetscape area” is being planned for the mall’s exterior facing Colerain Avenue. Additional retailers will be added along this streetscape with a multi-million dollar upgrade to the mall’s main entrance, streetscape sidewalks, lighting and facades. This will enhance the overall appearance and will help attract marquee tenants which will have the ability to have frontage along Colerain Avenue. We also intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

•	Signage. We will improve the visibility of the mall by adding significantly upgraded signage.

•	Entertainment. A key part of the renovation will include building an entertainment-style theme which may include a high-end stadium-seated movie theatre.

We expect these renovation and repositioning efforts will impact the financial performance of the Northgate Mall. We expect our revenues to grow as more shoppers spend more time in the mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Location and Demographics

Northgate Mall is located in the northwest Cincinnati suburbs and benefits from the strong residential and business development occurring in its trade area. The Mall is located on Colerain Avenue, less than one mile south of I-275, the primary highway serving the metropolitan Cincinnati area. Colerain Township, Hamilton County, is a densely populated suburb of the Cincinnati city limits which is 10 miles to the south.

The following are key demographic and other information that we expect will benefit the Northgate Mall:

•	Population. Cincinnati is the second largest metro area in Ohio spanning 13 counties in Ohio, Kentucky & Indiana, with a total population of 2 million.

•	Population Growth. While the population of the city of Cincinnati has decreased, the surrounding suburban townships and communities have seen substantial increases.

•	Household Income. For the year ended December 31, 2004, the average household income within a 10-mile radius of the Northgate Mall was estimated to be $57,237according to Claritas.

•	Traffic Count. Approximately 75,000 vehicles travel along I-275 per day and approximately 55,000 vehicles travel along Colerain Avenue per day.

•	Local Market Characteristics. The total civilian labor force in the Cincinnati primary MSA at year-end 2004 was approximately 879,000. The average unemployment rate for the Cincinnati MSA for 2004 was approximately 5.0%, slightly better than the US average of 5.5% and a full 1% better than Ohio average. The Northgate Mall is located in Hamilton County, which is among the strongest submarkets in Ohio and recorded an average 2004 unemployment rate of approximately 4.3% and recorded an unemployment rate of only 3.8% in December 2004.

Competition

The primary competitors of the Northgate Mall include three super-regional malls described below that comprise approximately 4.8 million square feet of shop space. Additional retail competition totals an additional 2.7 million square feet, including one Power Center. Competitors of Northgate Mall include:

-Tri-County Mall; a 1.3 million sq. ft., two-level regional mall located approximately nine miles to the east along I-275. Tri-County’s primary trade area is the area immediately north and east along I-275. The mall is anchored by Macy’s, Dillard’s, Sears & JC Penney and includes traditional mall tenants that focus on the mid-price point. The mall generates sales of approximately $320 per square foot and is 94% leased. The mall is owned by Thor Equities. JC Penney vacated their space in 2005 to move to a free standing location six miles to the north.

- Cincinnati Mills; a two-level 1.5 million square foot big box, entertainment and lifestyle center that opened in August 2004.The property is located approximately six miles east of Northgate Mall, in Fairfield, and has Bass Pro Shops, Baby’s ‘R Us, Bigg’s, Kohl’s, Off 5th Saks Fifth Avenue, Showcase Cinemas (10-Screen Theater) and Media Play. The in-line tenancy is primarily comprised of outlet discount tenants and a few national tenants. There are no formal sales estimates as the Property has been open for less than one year.

Back to Contents

- Kenwood Towne Center; Located 13 miles southeast of the Northgate Mall, Kenwood Towne Center, anchors the I-71 corridor retail market with in-line tenant sales in excess of $500 per square foot. The 1.1 million square foot super regional mall is owned and managed by General Growth Properties. The upscale mall serves the affluent northeast communities. The mall is anchored by Dillard’s, Macy’s, Parisian, Loews Theatres, and includes numerous upscale retailers such as Coach, Abercrombie & Fitch, Banana Republic, Pottery Barn, Williams-Sonoma, Bebe, Chico’s, and Talbot’s. Kenwood Towne Center recently completed a 100,000 square foot addition and interior renovation and added Cheesecake Factory and Maggiano’s to the exterior of the Mall.

- Colerain Avenue Retail; Along Colerain Avenue, there are approximately 2.0 million square feet of additional retail shops including free-standing stores, and community and power centers. In addition to the centers listed below, Colerain Avenue has free-standing Target, Kmart, Lowe’s Homestore, Home Depot, Staples and Kroger stores.

- Colerain Towne Center, a 370,000 square foot power center anchored by Wal-Mart, Dick’s, Office Max, Petsmart & TJ Maxx, is located along Colerain Ave. directly north of I-275. Wal-Mart is reportedly going to be relocated in order to open a super center. The property is owned by Kimco.

Average Occupancy Rate and Base Rent–Northgate Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	73%	$21.00
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84
2001	77%	$20.65

(1)	The information in this chart prior to our acquisition in July 2005 was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

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

Back to Contents

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

In connection with the ownership, operation and management of our current or past properties and any properties that we may acquire and/or manage in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws while we own or operate them. We and our predecessor engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of all of our properties and we are not aware of any environmental issues that are expected to materially impact the operations of any property.

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

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2005, except as described in the following paragraph, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

In late 2005, the seller of Colonie Center filed an arbitration claim against the Company alleging entitlement to over $4.0 million in additional purchase price as a result of the Seller having presented a lease to the Company for a portion of the mall after the Company’s acquisition.  That claim was settled in 2006 for $2.0 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on December 16, 2004 under the symbol “FMP.” On March 21, 2006, the reported closing sale price per share of common stock on the NYSE was $11.35 and there were approximately 36 holders of record of our common stock. Our 2004 fourth quarter’s high and low closing sales prices of common stock on the were $13.15 and $13.00, respectively.

	2005

Quarter Ended	High	Low	Dividends

March 31	$13.05	$12.11	$0.2671	[1]
June 30	$14.10	$11.65	$0.2275
September 30	$14.60	$12.91	$0.2275
December 31	$13.48	$8.79	$0.2275

(1)	The declared dividend was $0.2671 per common share for the period December 16, 2004 to March 31, 2005. The figure in the above table reflects the Company’s intention at the time to have a dividend of $0.2275 per quarter with two parts -$0.0396 for the period of December 16, 2004 through December 31, 2004 and $0.2275 for the period of January 1, 2005 through March 31, 2005.

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.

At December 31, 2005, there were 1,593,464 operating partnership units of limited partnership interest of our operating partnership outstanding. These units receive distributions per unit in the same manner as dividends per share were distributed to common stockholders.

On March 10, 2006, we declared a dividend of $0.2275 per common share for the period January 1, 2006 to March 31, 2006 to shareholders of record on March 31, 2006. This dividend is payable April 14, 2006.

Sale of Registered and Unregistered Securities

In connection with our formation transactions and pursuant to separate contribution, merger, and related agreements, the contributors contributed their direct and indirect ownership interests in the contributed entities to us in exchange for an aggregate of 123,228 shares of our common stock and 1,593,464 OP units. The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units that may be issued with respect to the Harrisburg Mall equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on or prior to December 31, 2009. The issuance of such shares of common stock and OP units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

We issued 285,100 shares of our common stock in 2005 for deferred stock-based compensation, of which approximately 229,000 shares were issued in connection with employment contracts and we issued 6,000 shares of our common stock to our directors. The issuance of theses shares of our common stock was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

In December 2005, we issued 369,715 shares of our common stock in connection with acquiring a long-term lease located at the Tallahassee Mall. The issuance of these shares of our common stock was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

See notes 10 and 12 to the Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

Back to Contents

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

The following selected consolidated historical financial data have been derived from financial statements audited by KPMG LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations for the year ended December 31, 2005 and the period December 16, 2004 to December 31, 2004, the period January 1, 2004 to December 15, 2004, and the year ended December 31, 2003 and cash flows for each of the years in the three year period ended December 31, 2005 and the period April 1, 2002 (date of inception) to December 31, 2002 and the related notes thereto appear in Item 8 on page 581.

	The Company		Our Predecessor

	Year Ended December 31, 2005	December 16 to December 31, 2004	January 1 to December 15, 2004	Year Ended December 31, 2003	April 1, 2002 (Inception) to December 31, 2002

(Amounts in thousands, except per share data)
Statement of Operations Data:
Revenue:
Rental	$35,729	$327	$6,340	$6,720	$4,881
Tenant reimbursements	17,634	193	4,124	4,446	3,385
Management, leasing and development services	470	58	917	461	248
Interest and other income	1,362	52	250	67	51

Total Revenue	55,195	630	11,631	11,694	8,565

Expenses:
Rental property operating and maintenance	18,201	329	3,886	4,193	2,950
Real estate taxes and ground rent	6,702	45	1,218	1,225	1,017
Interest (including the amortization of deferred financing costs)	11,909	443	4,007	4,904	3,264
Depreciation and amortization	13,383	211	1,462	1,442	964
General and administrative	7,511	1,047	3,498	833	1,467

Total Expenses	57,706	2,075	14,071	12,597	9,662

Equity in (loss) earnings of unconsolidated real estate partnership	(454)	12	425	197	—

Loss before minority interest	(2,965)	(1,433)	(2,015)	(706)	(1,097)
Minority interest	332	184	(233)	(30)	(107)

Net loss	$(2,633)	$(1,249)	$(2,248)	$(736)	$(1,204)

Basic and diluted loss per share	$(0.21)	$(0.12)	N/A	N/A	N/A
Weighted average common shares outstanding – basic and diluted	12,363	10,790	N/A	N/A	N/A

[1]

The selected financial data includes the consolidated financial statements of our predecessor for the periods up to and including December 15, 2004, and the financial statements of the Company for the period after December 15, 2004.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA – (Continued)

	The Company		The Predecessor

Balance Sheet Data (at and as of period)	December 31,

	2005	2004	2003	2002

Investments in real estate, net	$396,108	$143,653	$50,473	$48,729
Total assets	475,485	188,783	70,776	58,271
Mortgages and other loans payable	318,489	54,750	61,278	46,528
Total liabilities	358,407	80,290	69,923	54,680
Minority interest	12,117	13,962	762	2,764
Stockholders’/owners’ equity	104,961	94,531	91	827
Total liabilities and stockholders’/owners’ equity	475,485	188,783	70,776	58,271

Other Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	11,605	945	758	514
Investing activities	(139,401)	(102,530)	(6,644)	(54,531)
Financing activities	126,520	113,215	9,517	54,363

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Overview

We are a fully-integrated, self-administered and self-managed real estate company formed in July 2004 to continue the business of our predecessor to acquire, renovate and reposition retail shopping malls. Our investment strategy is to opportunistically acquire underperforming or distressed malls and transform them into physically attractive and profitable Class A or near Class A malls through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow.

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

Prior to the completion of the offering and formation transactions, our business was conducted by our predecessor, Feldman Equities of Arizona LLC, and its subsidiaries and affiliates. The consolidated financial statements of our company and the predecessor for the years ended December 31, 2004, 2003 and the period April 1, 2002 (the inception of our predecessor) to December 31, 2002 include the operating results of our company (for the period December 16, 2004 to December 31, 2004) and our predecessor which, for the other periods, was engaged in comprehensive mall renovation and repositioning projects. These projects included the Foothills Mall, which was acquired through a joint venture by our predecessor in April 2002, and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in September 2003. Through December 15, 2004, our predecessor consolidated the financial results of the Foothills Mall and accounted for its investment in the Harrisburg Mall using the equity method of accounting.

A discussion of the results of operations of our predecessor and our company is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing us to implement our growth and business plan over time. For the following reasons, the results of operations of our predecessor and our company may not be indicative of the results of our future operations:

•	Since our predecessor acquired its interests in the Foothills Mall in 2002 and in the Harrisburg Mall in 2003, these malls have undergone dramatic changes in architectural design and appearance, layout, square footage and tenant composition. We estimate that the redevelopment costs (excluding the costs of acquisition) for the renovation and repositioning of the Harrisburg Mall and Foothills Mall will total approximately $56.3 million and $11.0 million, respectively. These changes have already improved the performance of these properties. In the case of the Harrisburg Mall, leased square footage has grown from approximately 429,000 at acquisition to 798,000. In the case of the Foothills Mall, leased square footage as a percentage of total rentable area was maintained at approximately 90% throughout the renovation process which added approximately 27,000 square feet of rentable area. At December 31, 2005, shop occupancy at the Foothills Mall, excluding temporary tenants, was 95.8%.

•	On December 30, 2004, we acquired the Stratford Square Mall located in Bloomingdale, Illinois for a base purchase price of $93.1 million. Located in rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the 1.3 million square foot mall has a shop tenant occupancy of 80.3% (including temporary tenants). Excluding temporary tenants, the shop occupancy as of December 31, 2005, was 62.2%. The mall boasts 6 non-owned anchor tenants including Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

•	In January 2005, we completed a $75.0 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two options for one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $30 million are complete, the total leverage is expected to decrease to approximately 61% of total anticipated cost. In connection with the Stratford Square Mall financing, during January 2005, we entered into a $75.0 million swap commencing February 2005 with an all-in-rate of 5% with a final maturity date in January 2008 which effectively fixed the interest rate on the Stratford Square Mall mortgage loan through that maturity date.

Back to Contents

•	On February 1, 2005, we acquired Colonie Center Mall, located in Albany, New York for an initial purchase price of $82.2 million and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. At December 31, 2005, shop occupancy at the Colonie Center Mall, excluding temporary tenants, was 72.8%.

•	On June 28, 2005, we acquired the Tallahassee Mall, a 963,000 square foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The first mortgage we assumed bears interest at a fixed rate of 8.60% and has a July 2009 maturity date. The property is subject to a long-term ground lease that expires in the year 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. At December 31, 2005, shop occupancy, excluding temporary and anchor tenants, was 79.6%.

•	On July 12, 2005, we acquired Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110.0 million included the assumption of the existing mortgage loan in the amount of approximately $79.6 million plus cash in the amount of approximately $30.4 million. The first mortgage we assumed bears interest at a fixed rate of 6.60% and has an anticipated prepayment date in November 2012 maturity date. At December 31, 2005, shop occupancy, excluding temporary and anchor tenants, was 78.1%.

Critical Accounting Policies

A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, are set forth below. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements included in this Annual Report on Form 10-K . These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ from these estimates.

Revenue Recognition

Rental revenue from rental retail properties are recognized on a straight-line basis over the non-cancelable terms of the related leases. Deferred rent represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. Rental revenue, which is based upon a percentage of the sales recorded by tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants, computed as a formula related to real estate taxes, insurance and other shopping center operating expenses, are recognized as revenue in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the company has no continuing obligation to provide services to such former tenants.

Additional revenue is derived from providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property cash receipts. Leasing and brokerage fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity.

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

Principles of Consolidation and Equity Method of Accounting

The accompanying consolidated financial statements include all of the accounts of the company, the operating partnership and the wholly-owned subsidiaries of our operating partnership previously owned by our predecessor. Property interests contributed to our operating partnership in the formation transactions in exchange for OP units have been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at the predecessor’s historical cost basis. Prior to the formation transactions, the company and the operating partnership had no significant operations; therefore, the combined operations for the period ended December 15, 2004 represent primarily the operations of our predecessor. The combination did not require any material adjustments to conform the accounting principles of the separate entities. The remaining interests, which were acquired for cash, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and the liabilities assumed.

Back to Contents

We evaluate our investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially owned entity is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary,” as defined in FIN 46R, we account for such investment as if it were a consolidated subsidiary.

For a joint venture investment, which is not a VIE or in which we are not the primary beneficiary, we follow the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control. Factors that we will consider in determining whether or not we exercise control include substantive participating rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

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

The building and improvements thereon are depreciated on the straight-line basis over an estimated useful life of 39 years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on an accelerated basis over the estimated useful lives of three to seven years.

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

Back to Contents

We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if vacant basis, and to land determined either by real estate tax assessments, third party appraisals or other relevant data. For the two most recent acquisitions, we changed our methodology to determine the as-if vacant value by using a replacement cost method. Under this method we obtain valuations from a qualified third party utilizing relevant third party property condition and Phase I environmental reports.

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

Derivative Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

We use a variety of derivative instruments to manage, or hedge, interest rate risk.  We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  One of our derivative instruments is associated with forecasted cash flows.  In that case, hedge effectiveness criteria also require that it be probable that the underlying forecasted cash flows will occur.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  All of our derivatives are designated cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income.  For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

Back to Contents

Results of Operations

Overview

The discussion below relates to the results of operations of our company and our predecessor which, throughout the periods discussed below, were engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our initial public offering, we acquired the Stratford Square Mall (December 2004), Colonie Center Mall (February 2005), the Tallahassee Mall (late June 2005) and the Northgate Mall (July 2005), collectively the “Acquisition Properties,” which are included in our consolidated results for the year ended December 31, 2005 and not included in our results for the year ended December 31, 2004.

The results for the year ended December 31, 2004 include the results of our predecessor for the period January 1, 2004 to December 15, 2004 and the results of our company for the period December 16, 2004 to December 31, 2004.

Comparison for the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenue

Rental revenue increased approximately $29.0 million, or 436%, to $35.7 million for the year ended December 31, 2005 compared to $6.7 million for the year ended December 31, 2004. The increase was primarily due to a $27.8 million increase from the Acquisition Properties and $1.2 million increase primarily due to increased mall occupancy at the Foothills Mall.

Revenue from tenant reimbursements increased $13.3 million, or 308%, to $17.6 million for the year ended December 31, 2005 compared to $4.3 million for the year ended December 31, 2004. The increase was primarily due to a $12.4 million increase from the Acquisition Properties and a $0.9 million increase due to higher tenant common area maintenance charges at the Foothills Mall.

Revenue from management, leasing and development services decreased $505,000, or 52%, to $470,000 for the year ended December 31, 2005 compared to $975,000 for the year ended December 31, 2004. The decrease was primarily due to the loss of management fees and leasing commissions earned from previously managed third party office properties.

Interest and other income increased $1.1 million, or 364%, to $1.4 million for the year ended December 31, 2005 compared to $302,000 for the year ended December 31, 2004. The 2005 results were primarily due to (i) $442,000 of interest income received in 2005 from cash on hand, (ii) $257,000 in lease termination payments primarily at the Stratford Square Mall and Foothills Mall, and (iii) miscellaneous income totaling $274,000.

Expenses

Rental property operating and maintenance expenses increased $14.0 million, or 332%, to $18.2 million for the year ended December 31, 2005 compared to $4.2 million for the year ended December 31, 2004. The increase was primarily due to a $13.9 million increase from the Acquisition Properties and a $0.1 million increase primarily due to increased utility costs at the Foothills Mall.

Real estate taxes and ground rent increased $5.4 million, or 431%, to $6.7 million for the year ended December 31, 2005 compared to $1.3 million for the year ended December 31, 2004. The increase was primarily due to a $5.3 million increase from the Acquisition Properties and $0.1 million increase primarily due to an increase in assessed value at the Foothills Mall.

Interest expense increased $7.5 million, or 168%, to $11.9 million for the year ended December 31, 2005 compared to $4.5 million for the year ended December 31, 2004. The increase was primarily due to $8.7 million of interest associated with the Acquisition Properties and a $256,000 increase related to the Harrisburg earn-out accretion, partially offset by the decrease in interest of $831,000 and $93,000 associated with the payoff of the mezzanine loan and line of credit, respectively, in December 2004 in connection with our initial public offering and a $777,000 decrease related to the 2004 pay-off of the loan due to Larry Feldman.

Depreciation and amortization expense increased $11.7 million or 700%, to $13.4 million for the year ended December 31, 2005 compared to $1.7 million for the year ended December 31, 2004. The increase was primarily due to a $10.6 million increase in depreciation from the Acquisition Properties and a $1.1 million increase due to the depreciation expense associated with improvements being placed into service at the Foothills Mall.

Back to Contents

General and administrative expenses increased $3.0 million, or 65%, to $7.5 million for the year ended December 31, 2005 compared to $4.5 million for the year ended December 31, 2004. The increase was primarily due to (i) additional costs associated with being a publicly-traded REIT, including costs associated with Sarbanes-Oxley compliance, (ii) increase in personnel costs, and (iii) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona.

Equity in (loss) earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled $454,000 for the year ended December 31, 2005 as compared to $437,000 of income for the year ended December 31, 2004. The 2005 loss at the Harrisburg Mall was primarily due to increased depreciation resulting from the 2004 capital renovations, increased interest expense due to increased loan balance and increased provision for bad debts.

Minority interest for the year ended December 31, 2005 is the unit holders in our operating partnership which represented a weighted average of 11.3% of our operations. The minority interest of our predecessor for the period through December 15, 2004 represents a 33.3% ownership interest in the Foothills Mall.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenue

Rental revenue decreased approximately $53,000, or 0.1%, to $6.7 million for the year ended December 31, 2004 compared to $6.7 million for the year ended December 31, 2003. The decrease was primarily due to lower occupancy caused by renovations at the Foothills Mall that were primarily completed with the re-opening of an expanded movie theatre in October 2004.

Revenue from tenant reimbursements decreased $129,000, or 2.9%, to $4.3 million for the year ended December 31, 2004 compared to $4.4 million for the year ended December 31, 2003. The decrease was primarily due to lease restructuring at the Foothills Mall and an increase in temporary tenancy during the renovation period.

Revenue from management, leasing and development services increased $514,000, or 111.5%, to $975,000 for the year ended December 31, 2004 compared to $461,000 for the year ended December 31, 2003. The increase was primarily due to the inclusion of management fee revenues related to the Harrisburg Mall, which our predecessor began managing in September 2003.

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

Depreciation and amortization expense increased $231,000, or 16.0%, to $1.7 million for the year ended December 31, 2004 compared to $1.4 million for the year ended December 31, 2003, as a result of capital additions to the Foothills Mall.

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

Back to Contents

Equity in earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in earnings of unconsolidated real estate partnership increased $240,000, or 121.8%, to $437,000 for the year ended December 31, 2004 as compared to $197,000 for the year ended December 31, 2003. The increase was due to owning the unconsolidated investment for the full 2004 calendar year as compared to a partial 2003 calendar year. On an annualized basis, equity in earnings of unconsolidated real estate partnership decreased as significant construction during 2004 resulted in (i) reduced the overall occupancy of the mall, (ii) higher borrowing costs and (iii) increased depreciation due to the increased cost basis in the mall.

Minority interest for the period December 16, 2004 to December 31, 2004 represents the OP unit holders in our operating partnership which represents 12.87% of our losses for that period. The minority interest of our predecessor represents a 33.3% ownership interest in the Foothills Mall property.

Cash Flows

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Cash and cash equivalents were $14.3 million and $15.6 million, respectively, at December 31, 2005 and 2004. The decrease to cash is due to the following:

Cash from operating activities totaled $11.6 million for the year ended December 31, 2005, as compared to $945,000 for the year ended December 31, 2004. The increase was primarily due to $20.6 million and $1.5 million from higher net cash operating income from the Acquisition Properties and Foothills Mall, respectively. The increase was partially offset by (i) a $1.5 million increase in restricted operating cash, (ii) $6.9 million from higher interest expense from increased borrowings and (iii) $3.0 million from increased general and administrative expense.

Net cash used in investing activities for the year ended December 31, 2005 increased to $139.3 million and was primarily the result of cash used for the acquisitions of the Colonie Center Mall, Tallahassee Mall and Northgate Mall totaling $133.0 million, and a $1.5 million increase in restricted capital escrow accounts. This was partially off-set by a $1.6 million distribution received from the Company’s Harrisburg joint venture in July 2005. Renovation and tenant improvement costs totaled $6.4 million for the year ended December 31, 2005 as compared to $8.6 million of renovation and tenant improvement costs during the year ended December 31, 2004.

Net cash provided by financing activities for the year ended December 31, 2005 totaled $126.5 million and was primarily the result of (i) gross proceeds from the issuance of 1.6 million shares of common stock totaling $20.8 million, (ii) $75.0 million proceeds from our mortgage on Stratford Square Mall, (iii) $50.7 million proceeds from our first mortgage on Colonie Center Mall and (iv) $3.6 million from the release of escrow funds related to financing activities. The increases were partially offset by (i) $7.9 million of payments to affiliates, (ii) $10.2 million paid for dividends and distributions, and (iii) $1.1 million paid for deferred financing costs and (iv) $3.7 million paid for offering costs.

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

Back to Contents

Net cash provided by financing activities increased to $113.8 million and reflect (i) net proceeds from our initial public offering totalling $129.0 million (before offering costs), (ii) $5.9 million proceeds from our predecessor’s line of credit. These sources were used to pay costs related to our initial public offering totaling $2.3 million and approximately $19.1 million to repay certain of the outstanding indebtedness, consisting of:

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

Liquidity and Capital Resources

Overview

As of December 31, 2005, we had approximately $14.3 million in cash on hand. We expect to substantially enhance our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing us to implement our growth and business plan over time. At December 31, 2005, the face amount of our total consolidated indebtedness outstanding was approximately $305.3 million, or 64.2% of our total assets.

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

Short Term Liquidity Requirements

Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to our OP unit holders, funds for capital expenditures and funds for potential acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and our existing cash. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year ended December 31, 2005, our weighted average annual tenant improvement and leasing commission costs were $15.42 per square foot of vacant space, leased space and renewals. As of December 31, 2005, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $437,000 to be incurred during 2006, which we intend to fund from existing cash and cash from operating activities. We expect the annual cost of additional future tenant improvements and leasing commissions for the portfolio to be approximately $1.6 million, based upon existing vacancy during the twelve months ending December 31, 2005. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In addition, we have announced the following capital transaction;

We announced on March 14, 2006 that we entered into a definitive agreement to issue $28.5 million of Trust Preferred Securities in a private placement with an affiliate of Kodiak Funding, L.P. Proceeds from this issuance will be primarily used to initially fund the acquisition of the Golden Triangle Mall.

These trust preferred securities issued have a 30-year term and were priced to bear interest at LIBOR plus 3.45% for the first five years. We elected to fix its interest rate through a swap agreement which will result in an effective rate of 8.698% for the first five years. Thereafter, the rate will float at the three month LIBOR plus 3.45%. At our option, the securities can be redeemed at par on or after April 30, 2011.

On March 14, 2006, we announced the signing of a purchase contract to acquire the Golden Triangle Mall in the northeastern Dallas suburb of Denton, TX, for approximately $40 million. Funding for this acquisition will be derived in part from the $28.5 million received in March 2006 from the issuance of Trust Preferred securities, and with a portion of the proceeds from Foothills Mall transaction. We expect to obtain a secured financing on the Golden Triangle Mall during April 2006

We entered into a Purchase and Sale Contract to acquire the building occupied by JCPenney and related acreage at Stratford Square Mall for a price of $6.7 million.  This non-owned anchor at Stratford Square Mall consists of a 144,731 sq. ft. building and 10.1 acres of land (the acreage breakdown is 1.7 acres for the building parcel and 8.45 acres for the exterior parcel). The purchase price includes assumption of a loan secured by the property and having a principal balance of approximately $3.5 million and the balance will be funded from cash on hand.

Back to Contents

On March 14, 2006, we announced that our Board of Directors declared a dividend of $0.2275 per common share. This distribution reflects the regular dividend for the period January 1, 2006 to March 31, 2006. The dividend is to be paid on April 14, 2006 to shareholders of record at the close of business on March 31, 2006.

On February 22, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Kimco Realty Corp. (NYSE: KIM) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona.

Under the terms of the joint venture, one of our subsidiaries will convey the property to the joint venture at a price of $104 million, plus closing costs. Our current historical book basis in the property, net of $6.5 million in accumulated depreciation, is approximately $56.9 million. Our historical book basis of $56.9 million equals the historical basis of our predecessor at the time of the offering plus additional capital purchases less depreciation that we incurred. At the time of the initial public offering, we issued consideration to the sponsors that valued the property at approximately $92.0 million. The closing date of the joint venture is anticipated to be in early May of 2006 and is subject to the joint venture’s ability to obtain new mortgage financing. We estimate that Kimco’s contribution to the venture will be a maximum of approximately $25.0 million. At closing, we expect to derive approximately $39.0 million in cash and retain a $7.2 million equity interest in the joint venture.

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we expect to increase our expenditures for redevelopment and renovation of our recently purchased properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of December 31, 2005, in connection with leases signed in 2005 and anticipated leases to be signed during 2006, our related redevelopment and renovation plans are estimated to be $170.0 to $180.0 million and will total $70.0 to $80.0 million for the year ending December 31, 2006. We believe that our current cash on hand, the capital transactions above and additional financing activity, including property-level construction loans, will be adequate to fund operating and capital requirements.

In addition, as of December 31, 2005, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $350,000 to be incurred in 2006. The joint venture intends to fund these commitments from operating cash flow and cash on hand and approved state and local government grants and other economic incentives (approximately $8.0 million of which $5.0 million was received). The joint venture intends to begin a second phase to the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $25.0 million. The joint venture anticipates the renovation costs to be $3.8 million during 2006. We anticipate funding the renovation with cash on hand, operating cash flows, additional borrowings and equity contributions from the partners; we are responsible for 25% of any necessary equity contributions. We do not expect that this limitation will have a material impact on our ability to meet our short term liquidity requirements because, once the construction is completed, we expect the joint venture that owns the Harrisburg Mall to refinance this construction loan with alternative mortgage financing.

Long Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, non-recurring capital expenditures and payment of indebtedness at maturity. We expect to meet our other long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities, and additional property-level joint ventures.

In the future, we may seek to increase the amount of our mortgages, negotiate credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.

While our charter does not limit the amount of debt we can incur, we intend to preserve a flexible financing position by maintaining a prudent level of leverage. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate, and in making financial decisions. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace construction financing with medium to long-term fixed rate financing. In addition, we may also finance our activities through any combination of sales of common or preferred shares or debt securities and/or additional secured or unsecured borrowings.

In addition, we may also finance our acquisition, renovation and repositioning projects through joint ventures. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. We may also acquire properties in exchange for our OP units.

We are currently in preliminary discussions with a number of potential sellers of mall properties. We currently have no agreement to invest in any property other than the properties we currently own and the acquisitions of the JCPenney property at Stratford Square Mall and the Golden Triangle Mall in Denton, Texas previously described herein. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.

Back to Contents

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2005:

Year	Consolidated Capital Expenditure Commitments	Our Share of Capital Expenditure Commitments in Unconsolidated Joint Venture Entities	Face amount of Consolidated Long Term Debt	Our Share of Long Term Debt in Unconsolidated Joint Venture Entities	Total

(dollars in thousands)
2006	$21,900	$87	$52,294	—	$74,270
2007	—	—	1,644	—	1,644
2008	—	—	131,494	$12,438	143,932
2009	—	—	45,180	—	45,180
2010	—	—	1,331	—	1,331
2011 and thereafter	—	—	73,402	—	73,403

Total	$21,900	$87	$305,345	$12,438	$339,759

Harrisburg Mall Loan

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan, as amended in December 2003, permitted the Partnership to draw up to $43.1 million, and was subsequently amended in October 2004 to increase the lender’s commitment by $3.8 million to $46.9 million. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. During July 2005, the loan was amended and increased to a maximum commitment of $50.0 million through a $7.2 million second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49.8 million and distributed $6.5 million to the partners on a pro rata basis, of which the Company received $1.6 million. The effective rates on the loan at December 31, 2005 and 2004 were 5.99% and 5.67%, respectively.

Under certain circumstances the Partnership may extend the maturity of the loan for three, one-year periods. The loan may not be prepaid until after April 2006, after that date the Partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63%, and the Company is liable for $1.9 million, or 37%.

The balance outstanding under the loan was $49.8 million and $44.3 million, as of December 31, 2005 and December 31, 2004, respectively. The Partnership intends to continue to use cash flow from property operations to fund its current capital expenditure commitments, which were $350,000 at December 31, 2005. We are required to maintain cash balances with the lender averaging $5.0 million. If the balances fall below $5.0 million in any one month, the interest rate on the loan increases to LIBOR plus 1.875%. The partnership intends to commence a 24 month renovation plan that is estimated to cost approximately $20 to $25 million that will begin in 2006. The partnership intends to fund these renovations with cash on hand, operating cash flow, additional borrowings and additional equity contributions from the current partners.

The Company’s option to acquire the remaining interests in the Harrisburg Mall for $27.6 million expired on July 19, 2005 without being exercised.

Stratford Square Mall Loan

In January 2005, we completed a $75.0 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $20.0 million are complete, the total leverage is expected to decrease to approximately 65% of total anticipated cost.

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

Back to Contents

Off-Balance Sheet Arrangements

Loan Guarantees

See our loan guarantees described on the Harrisburg Mall loan above.

Forward Swap Contracts

In connection with the Stratford Square Mall mortgage financing, during January 2005, the we entered into a $75.0 million swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

During December 2005, we entered into a $75.0 million swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cash flow on LIBOR-based loans at 4.91% per annum.

Tax Indemnifications

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the Formation Transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by the Company, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of the Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009, and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

We have also agreed to maintain approximately $10.0 million of indebtedness, and to offer the contributors the option to guarantee $10.0 million of the Operating Partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the Operating Partnership issued to them in the formation transactions.

Funds From Operations

The revised White Paper on Funds From Operations, or FFO, issued by NAREIT in 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from the sale of property, plus real-estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Back to Contents

Funds From Operations for the periods are as follows (in thousands):

	Year Ended December 31, 2005	For the Period December 16, 2004 to December 31, 2004

Net Loss	$(2,633)	$(1,249)

Add:
Depreciation and amortization (excluding depreciation of non-real estate furniture and fixtures)	13,136	201
FFO contribution from unconsolidated joint venture	729	76
Less:
Minority interest	(332)	(184)

Funds From Operations available to common stockholders and OP Unit holders	$10,900	$(1,156)

Back to Contents

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed Rate Debt

We had approximately $305.3 million of outstanding indebtedness as of December 31, 2005, of which $179.6 million bears interest at fixed rates ranging from 5.09% to 8.60% and we have outstanding indebtedness totaling $125.7 million which bears interest on a floating rate basis ranging from LIBOR plus 1.25% to LIBOR plus 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $3.1 million, as the case may be.

We currently have two $75 million swap contracts that run consecutively through January 2011: and a 100 basis point increase in interest rates would increase the fair value of these swaps by approximately $3.1 million, and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $3.3 million.

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

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FELDMAN MALL PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENTS

Feldman Mall Properties, Inc. and Subsidiaries and Feldman Equities of Arizona, LLC and Subsidiaries (“Predecessor”)
Page
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 31, 2005 and 2004	60
Consolidated Statements of Operations for the year ended December 31, 2005, the period December 16, 2004 to December 31, 2004, the period January 1, 2004 to December 15, 2004, and the year ended December 31, 2003	61
Consolidated Statements of Stockholders’/Owners’ Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2005, the period December 16, 2004 to December 31, 2004, the period January 1, 2004 to December 15, 2004,and the year ended December 31, 2003	62
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	63
Notes to Consolidated Financial Statements	65

Feldman Lubert Adler Harrisburg LP:

Independent Auditors’ Report	85
Balance Sheets as of December 31, 2005 and 2004	86
Statements of Operations for the years ended December 31, 2005 and 2004 and the period September 24, 2003 (date of inception) to December 31, 2003	87
Statements of Partners’ Capital for the years ended December 31, 2005 and 2004 and the period September 24, 2003 (date of inception) to December 31, 2003	88
Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period September 24, 2003 (date of inception) to December 31, 2003	89
Notes to Financial Statements	90

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Feldman Mall Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Feldman Mall Properties, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and stockholders’ equity (deficit) and comprehensive income (loss) of the Company for the year ended December 31, 2005 and the period from December 16, 2004 (commencement of operations) to December 31, 2004, the related consolidated statements of operations and owners’ equity (deficit) of Feldman Equities of Arizona, LLC and subsidiaries (the Predecessor) for the period from January 1, 2004 to December 15, 2004 and the year ended December 31, 2003, the related consolidated statement of cash flows of the Company for the year ended December 31, 2005, the related consolidated statement of cash flows of the Company and the Predecessor for the year ended December 31, 2004, and the related consolidated statement of cash flows of the Predecessor for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Feldman Mall Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of operations of the Company for the year ended December 31, 2005 and the period from December 16, 2004 to December 31, 2004, the results of operations of the Predecessor for the period from January 1, 2004 to December 15, 2004 and the year ended December 31, 2003, the cash flows of the Company for the year ended December 31, 2005, the cash flows of the Company and the Predecessor for the year ended December 31, 2004, and the cash flows of the Predecessor for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Feldman Mall Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

                              /s/ KPMG LLP

New York, New York
March 31, 2006

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	December 31,

	2005	2004

Assets:
Investments in real estate, net	$396,108	$143,653
Investment in unconsolidated real estate partnership	3,153	5,150
Cash and cash equivalents	14,331	15,607
Restricted cash	7,707	4,555
Rents, deferred rents and other receivables, net	5,763	1,921
Acquired below-market ground lease, net	7,811	—
Acquired lease rights, net	14,205	4,167
Acquired in-place lease values, net	19,098	11,504
Deferred charges, net	2,843	675
Other assets, net	4,466	1,551

Total Assets	$475,485	$188,783

Liabilities and Stockholders’ Equity:
Mortgage loans payable	$318,489	$54,750
Due to affiliates	5,303	12,941
Accounts payable, accrued expenses and other liabilities	19,672	7,862
Dividends and distributions payable	3,331	—
Acquired lease obligations, net	11,612	4,737

Total liabilities	358,407	80,290

Minority interest	12,117	13,962
Commitments and contingencies (note 12)

Stockholders’ Equity
Common stock, $0.01 par value, 200,000,000 shares authorized 13,050,370 and 10,789,895 issued and outstanding at December 31, 2005 and 2004, respectively	131	108
Additional paid-in capital	122,399	95,672
Distributions in excess of earnings	(15,912)	(1,249)
Unamortized deferred compensation expense	(2,756)	—
Accumulated other comprehensive income	1,099	—

Total Stockholders’ Equity	104,961	94,531

Total Liabilities and Stockholders’ Equity	$475,485	$188,783

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	The Company		The Predecessor

	Year Ended December 31, 2005	Period from December 16, 2004 to December 31, 2004	Period from January 1, 2004 to December 15, 2004	Year Ended December 31, 2003

Revenue:
Rental	$35,729	$327	$6,340	$6,720
Tenant reimbursements	17,634	193	4,124	4,446
Management, leasing and development services	470	58	917	461
Interest and other income	1,362	52	250	67

Total Revenue	55,195	630	11,631	11,694

Expenses:
Rental property operating and maintenance	18,201	329	3,886	4,193
Real estate taxes and ground rent	6,702	45	1,218	1,225
Interest (including amortization of deferred financing costs)	11,909	443	4,007	4,904
Depreciation and amortization	13,383	211	1,462	1,442
General and administrative	7,511	1,047	3,498	833

Total Expenses	57,706	2,075	14,071	12,597

Equity in (loss) earnings of unconsolidated real estate partnership	(454)	12	425	197

Loss before minority interest	(2,965)	(1,433)	(2,015)	(706)
Minority interest	332	184	(233)	(30)

Net Loss	$(2,633)	$(1,249)	$(2,248)	$(736)

Basic and Diluted loss per share	$(0.21)	$(0.12)

Basic and Diluted weighted average common shares outstanding	12,363	10,790

See accompanying notes to consolidated financial statements.

Back to Content

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share Data)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Owners’ Equity (Deficit)	Unamortized Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total	Comprehensive Income (loss)

The Predecessor
Balance at December 31, 2002	—	—	—	—	$827	—	—	$827	—
Net loss	—	—	—	—	(736)	—	—	(736)	—

Balance at December 31, 2003	—	—	—	—	91	—	—	91	—
Distribution – paid	—	—	—	—	(451)	—	—	(451)	—
Distribution – accrued	—	—	—	—	(4,000)	—	—	(4,000)	—
Contribution	—	—	—	—	100	—	—	100	—
Adjustment for the fair value of ownership interests issued	—	—	—	—	1,980	—	—	1,980	—
Net loss	—	—	—	—	(2,248)	—	—	(2,248)	—

Balance at December 15, 2004	—	—	—	—	(4,528)	—	—	(4,528)	—

The Company
Reclassify predecessor owners’ deficit	—	—	$(4,528)	—	4,528	—	—	—	—
Net proceeds from sale of initial public offering common stock	10,666,667	$107	128,923	—	—	—	—	129,030	—
Costs associated with initial public offering	—	—	(4,488)	—	—	—	—	(4,488)	—
Contribution of the net assets of the predecessor in exchange for fully vested common stock	123,228	1	1,601	—	—	—	—	1,602	—
Record net obligations due to predecessor	—	—	(11,690)	—	—	—	—	(11,690)	—
Record minority interest for former owners’ continuing interest	—	—	(14,146)	—	—	—	—	(14,146)	—
Net loss	—	—	—	$(1,249)	—	—	—	(1,249)	—
Balance at December 31, 2004	10,789,895	108	95,672	(1,249)		—	—	94,531	—

Proceeds from offering of common stock	1,600,000	16	20,784	—	—	—	—	20,800	—
Common stock issued to independent directors	6,000	—	77	—	—	—	—	77	—
Costs associated with offering	—	—	(1,543)	—	—	—	—	(1,543)	—
Net loss	—	—	—	(2,633)	—	—	—	(2,633)	$(2,633)
Unrealized gain on derivative instruments, net of $58 recorded as interest expense	—	—	—	—	—	—	$1,099	1,099	1,099
Deferred compensation plan and stock awards	285,100	3	3,202	—	—	$(3,205)	—	—	—
Unregistered common stock issuance	369,375	4	4,207	—	—	—	—	4,211	—
Amortization of deferred compensation plan	—	—	—	—	—	449	—	449	—
Dividends [1]	—	—	—	(12,030)	—	—	—	(12,030)	—

Balance at December 31, 2005	13,050,370	$131	$122,399	$(15,912)	$—	$(2,756)	$1,099	$104,961	$(1,534)

(1) Declared $0.9496 per common share of which $0.4241 per common share represented a return of capital for federal income tax purposes.

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	The Company Year Ended December 31, 2005	The Company and Predecessor Year Ended December 31, 2004	The Predecessor Year Ended December 31, 2003

Cash Flows From Operating Activities:
Net loss	$(2,633)	$(3,497)	$(736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,383	1,673	1,442
Amortization of deferred financing costs	628	458	860
Provision for doubtful accounts receivable	584	128	258
Amortization of ground rent	68	—	—
Non cash stock compensation	526	1,980	—
Minority interest	(332)	49	30
Interest expense amortization	(1,377)	—	—
Equity in (loss) earnings of unconsolidated real estate partnership	454	(437)	(197)
Net change in revenue related to acquired lease rights/obligations	(734)	142	111
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(4,508)	(809)	(925)
Restricted cash related to operating activities	(1,607)	(142)	43
Other deferred charges	(3,416)	(257)	(100)
Other assets, net	371	(324)	8
Accounts payable, accrued expenses and other liabilities	10,198	1,981	(36)

Net cash provided by operating activities	11,605	945	758

Cash Flows From Investing Activities:
Distribution from (investment in) unconsolidated real estate partnership	1,625	(905)	(3,611)
Real estate acquisition deposit	—	(1,000)	—
Expenditures for real estate improvements	(6,584)	(8,625)	(3,027)
Real estate acquisitions, net of assumed liabilities	(132,971)	(91,183)	—
Acquisition of minority interest	—	(4,500)	—
Proceeds from sales of pads	—	—	1,600
Change in restricted cash relating to investing activities	(1,471)	3,683	(1,606)

Net cash used in investing activities	(139,401)	(102,530)	(6,644)

Cash Flows From Financing Activities:
Proceeds from equity offering (net of underwriters’ fees)	20,800	129,030	—
Payment of offering costs	(3,754)	(2,277)	—
Proceeds from mortgage payable	125,766	—	54,750
Repayment of mortgage payable	(624)	—	(43,500)
Proceeds from loans payable	—	—	6,450
Repayment of loans payable	—	(6,450)	(3,028)
Repayment of line of credit	—	(6,000)	—
Increase in revolving line of credit borrowings	—	5,922	78
Increase in due to affiliates	102	603	761
Payments to affiliates	(7,996)	(7,700)	—
Change in restricted cash relating to financing activities	3,626	(13)	(3,108)
Payment of deferred financing costs	(1,129)	—	(854)
Capital contributions	—	551	—
Unrealized loss on derivative	(59)	—	—
Distributions and dividends	(10,212)	—	—
Distributions to members of Predecessor	—	(451)	—
Distributions to minority interest	—	—	(2,032)

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Amounts in Thousands)

	The Company	The Company and Predecessor	The Predecessor

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Net cash provided by financing activities	126,520	113,215	9,517

Net change in cash and cash equivalents	(1,276)	11,630	3,631
Cash and cash equivalents, beginning of year	15,607	3,977	346

Cash and cash equivalents, end of year	$14,331	$15,607	$3,977

Supplemental disclosures of cash flow information: Cash paid during the period for interest, net of amounts capitalized	$12,253	$3,602	$3,375

Supplemental disclosures of non cash investing and financing activities:

Unpaid initial public offering costs	—	$2,211	—

Issuance of common stock to predecessor	—	$1,602	—

Record obligations due predecessor owners	—	$15,690	—

Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	—	$14,170	—

Reclassification of owners’ deficit to additional paid in capital	—	$4,528	—

Assets acquired in connection with real estate acquisition	$4,338	—	—

Liabilities assumed in connection with real estate acquisition	$128,976	$2,182	—

Unrealized fair value of derivative instruments	$1,157	—	—

Dividends and distributions payable	$3,331	—	—

Issuance of common stock relating to lease buyout	$4,211	—	—

See accompanying notes to consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“Predecessor”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

The Company, a real estate investment trust, or REIT, was incorporated in Maryland on July 14, 2004. The Company closed its initial offering of its common stock on December 16, 2004 (the “Offering”). The Company’s wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 88.7% of, Feldman Equities Operating Partnership, LP (the “Operating Partnership”). The Company, through such subsidiaries, has control over major decisions of the Operating Partnership, including decisions related to sale or refinancing of the properties. The Company, the Operating Partnership and Feldman Equities Management, Inc. (the “Service Company”) were formed to continue to operate and expand the business of the Predecessor. The Company consolidates the assets and liabilities of the Operating Partnership. Until the completion of the Offering, the Company, the Operating Partnership and the Services Company had no operations.

Until August, 2004, members of the Predecessor and their respective percentage interests were Feldman Partners, LLC 70%, Mr. Jim Bourg 15%, and Mr. Scott Jensen 15%. Each member’s liability for the debts and obligation of the Predecessor was limited as set forth under Arizona and other applicable law.

As of August 13, 2004, Larry Feldman, Chairman and Chief Executive Officer of the Company, was the ultimate owner of 100% of the Company. As of such date, Mr. Feldman (including members of his family), one other member of management of the Company (Mr. Erhart, the Company’s General Counsel) and the Operating Partnership owned directly or indirectly 100% of the Predecessor. Feldman Holdings Business Trust I owned 0.01% of the Operating Partnership, as general partner, and Jim Bourg, Executive Vice President and Chief Operating Officer, and Scott Jensen, Senior Vice President of Leasing, owned 99.99% of the operating partnership as limited partners.

In a series of transactions culminating with the closing of the Offering, the Company, the Operating Partnership and the Service Company, together with the partners and members of the affiliated partnerships and limited liability companies affiliated with the Predecessor and other parties which hold direct or indirect ownership interests in the properties (collectively, the “Participants”), engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Predecessor, (ii) enable the Company to raise the necessary capital to acquire interests in certain of the properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the Company to qualify as a REIT and (vi) preserve tax advantages for certain Participants.

Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, which were executed on August 13, 2004, the Operating Partnership received a contribution of interests in the Predecessor, which included the property management, leasing and real estate development operations in exchange for limited partnership interests in the Operating Partnership.

As part of the Formation Transactions, the owners of the Predecessor contributed their ownership interests in the Predecessor to the Operating Partnership. Collectively, these contributors, including Messrs. Bourg and Jensen, received 11.3% of the Operating Partnership, as limited partners. The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“Predecessor”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. Organization and Description of Business – (Continued)

The Company has elected the status of and qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of 100% of the interests in the Predecessor, in exchange for units. The Operating Partnership may acquire additional interests in certain properties from unaffiliated third parties, to be paid in cash or units in the Operating Partnership. In connection with the Formation Transactions, the Operating Partnership assumed debt and other obligations.

As of December 31, 2005, the Company owned five real estate properties: The Foothills Mall in Tucson, Arizona, acquired 66.7% in April 2002 and the remaining 33.3% in December 2004; the Stratford Square Mall in Bloomingdale, Illinois, acquired in December 2004; the Colonie Center Mall in Albany, New York, acquired in February 2005; the Tallahassee Mall in Tallahassee, Florida, acquired in June 2005; and the Northgate Mall in Cincinnati, Ohio, acquired in July 2005. The Company also has a minority interest in a partnership owning the Harrisburg Mall in Harrisburg, Pennsylvania, acquired in September 2003 and December 2004.

2. Summary of Significant Accounting Policies

     Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual method of accounting in accordance with U.S. generally accepted accounting principles.

     Principles of Consolidation and Equity Method of Accounting

The accompanying consolidated financial statements of the Company and the Predecessor include the accounts of their wholly-owned subsidiaries and all entities in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

The contribution of the Predecessor to the Operating Partnership in the Formation Transactions in exchange for units in the Operating Partnership has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. Prior to the Formation Transactions, the Company and the Operating Partnership had no significant operations; therefore, the consolidated operating results for the period prior to December 16, 2004, represent the operations of the Predecessor. The minority interest in one of the Predecessor’s subsidiaries was acquired for cash, and has been accounted for as a purchase, with the excess of the purchase price over the related historical cost basis of the minority interest being allocated to the assets acquired and the liabilities assumed.

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

For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company follows the accounting set forth in AICPA Statement of Position No. 78-9– Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and the Company does not exercise direct or indirect control. Factors the Company considers in determining whether or not it exercises control include substantive participating rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that the Company is deemed to control these entities, these entities are consolidated.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“Predecessor”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

The Company has determined that the Foothills Mall (prior to being wholly-owned in December 2004) and the Harrisburg Mall joint ventures are not VIEs. It consolidates the entity owning the Foothills Mall, as it is the majority owner and exercises control over all significant decisions. It accounts for its investments in the Harrisburg Mall partnership under the equity method of accounting, as the other limited partners have important rights as defined in SOP 78-9. This investment was recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Critical Accounting Policies and Management’s Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. They also affect reported amounts of revenue and expenses during the reporting period. Actual results could differ from these amounts.

The Company has identified certain critical accounting policies that require significant judgments and estimates used in the preparation of the consolidated financial statements. On an ongoing basis, the Company evaluates estimates related to critical accounting policies, including those related to revenue recognition, the allowance for doubtful accounts receivable, and investments in real estate, and asset impairment. The estimates are based on information that is currently available to the Company and on various other assumptions that management believes are reasonable under the circumstances.

The Company makes estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income (loss) because a higher bad debt allowance would result in lower net income.

The Company is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to investments in real estate. These assessments have a direct impact on net income (loss) because if the Company were to shorten the expected useful lives of its investments in real estate, the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

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

The Company is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to real estate acquired. These assessments have a direct impact on the Company’s net income (loss) subsequent to the acquisitions as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities.

     Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“Predecessor”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – Continued)

Restricted Cash

Restricted cash includes escrowed funds and other restricted deposits in conjunction with the Company’s loan agreements and cash restricted for property-level marketing funds.

Revenue Recognition and Tenant Receivables

Base rental revenue from rental retail property are recognized on a straight-line basis over the non-cancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of December 31, 2005 and 2004, approximately $1,849 and $1,110, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying consolidated financial statements. “Percentage rent,” or rental revenue which is based upon a percentage of the sales recorded by the Company’s tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Predecessor and the Company recorded $257 and $125 of lease termination fees during the year ended December 31, 2005 and the period January 1, 2004 to December 15, 2004, respectively, and none for 2003.

The Company’s other source of revenue comes from providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of cash receipts from managed properties and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized upon the consummation of new leases. Development fees are earned and recognized over the time period of the development activity. These activities are referred to as “management, leasing and development services” in the consolidated statements of operations.

During 2003, the Predecessor sold parcels of land (pads) at the Foothills Mall to third parties. Revenue was recognized in the period the sale is consummated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66. There was no profit or loss on such sales.

The Company provides an allowance for doubtful accounts receivable against the portion of tenant receivables which is estimated to be uncollectible. Management of the Company reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $998 and $414 at December 31, 2005 and 2004, respectively.

Activity in the allowance for doubtful accounts follows:

Balance at December 31, 2002	$28
Provision	258

Balance at December 31, 2003	286
Provision	128

Balance at December 31, 2004	414
Provision	584

Balance at December 31, 2005	$998

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Deferred Charges

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of the Company’s employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $471, was capitalized for the year ended December 31, 2005, and is being amortized over an estimated weighted average lease term of approximately seven years. The related amortization expense for the year ended December 31, 2005 was $14. The Company did not capitalize any such costs prior to 2005.

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

     Investments in Real Estate and Depreciation

Investments in real estate are stated at historical cost, less accumulated depreciation. The building and improvements thereon are depreciated on the straight-line basis over their estimated useful lives ranging from 3 to 39 years. Tenant improvements are being depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on a straight-line basis over the estimated useful lives of 3 to 7 years.

It is the Company’s policy to capitalize interest and real estate taxes to properties under redevelopment and to depreciate these costs over the life of the related assets. Interest in the amount of $34 and $132, and real estate taxes of $37 and $0 were capitalized during the years ended December 31, 2005 and 2004, respectively. No interest or taxes were capitalized in 2003.

Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

     Impairment of Long-Lived Assets

The Company assesses whether there has been an impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate and investment in unconsolidated real estate partnership has occurred.

     Derivative Instruments

In the normal course of business, the Company uses derivative instruments to manage, or hedge, interest rate risk.  The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with forecasted cash flows.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying forecasted cash flows will occur.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

To determine the fair values of derivative instruments, the Company may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by the Company are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income.  For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

     Purchase Accounting for Acquisition of Interests in Real Estate Entities

The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and related improvements based on management’s determination of the relative fair values of these assets. Historically, management determined the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. For the two most recent acquisitions, the Company has changed its methodology to determine the as-if vacant value by using a replacement cost method. Under this method, the Company obtains valuations from a qualified third-party utilizing relevant third-party property condition and Phase I environmental reports. In these instances, the Company believes the replacement cost method closely approximates its previous methodology and is a better determination of the as-if vacant fair value.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in acquired lease rights in the accompanying consolidated balance sheets) are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate/bargain renewal periods in the respective leases.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, which is determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by the Company because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Other acquired intangible assets and liabilities include above-market fixed rate mortgage debt and a below-market ground lease. Above-market debt is measured by adjusting the existing fixed rate mortgage to market fixed rate debt and amortizing the acquired liability over the weighted-average term of the acquired mortgage using the interest method. The liability is being amortized as a reduction to the Company’s interest expense. The below-market ground lease asset is being amortized over the estimated length of the ground lease as an increase to ground rent expense.

Purchase accounting was applied to the assets and liabilities related to the real estate properties, which the Predecessor and Company acquired on April 10, 2002 and December 30, 2004, respectively. In April 2002, the Predecessor acquired a majority (66.7%) interest in the partnership which purchased the Foothills Mall in Tuscon, Arizona and the Company acquired the remaining 33.3% on December 16, 2004. The results of operations of the Foothills Mall are included in the accompanying consolidated statements of operations of the Predecessor since April 10, 2002. The Company acquired Stratford Square Mall, located in Bloomingdale, Illinois, on December 30, 2004, Colonie Center Mall, located in Albany, New York on February 1, 2005, Tallahassee Mall located in Tallahassee, Florida on June 28, 2005 and Northgate Mall located in Cincinnati, Ohio on July 12, 2005. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values.

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

	Northgate(5)	Tallahassee(4)		Colonie(3)	Stratford(2)	Foothills(1)

Land	$11,120	$—	(A)	$9,045	$11,528	$11,447
Building and improvements	98,223	64,775		71,507	74,547	42,111
Below market ground lease	—	7,879		—	—	—
Acquired lease rights	7,839	1,215		3,687	3,380	1,786
In-place lease values	2,701	4,358		2,845	7,262	1,136
Acquired lease obligations	(1,306)	(10,109)		(3,439)	(3,352)	(2,097)
Assumed above-market mortgages	(8,243)	(6,533)		—	—	—

Total Purchase Price	$110,334	$61,585		$83,645	$93,365	$54,383

(A) – The Tallahassee Mall is subject to an operating ground lease.

1.	The Foothills Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average remaining lease terms are 3.8 years, 3.7 years and 5.0 years, respectively.

2.	The Stratford Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average remaining lease terms are 3.7 years, 3.0 years and 3.4 years, respectively.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

3.	The Colonie Center Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average remaining lease terms are 4.0 years, 3.7 years and 4.7 years, respectively.

4.	The Tallahassee Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average remaining lease terms are 2.9 years, 5.5 years and 3.2 years, respectively.

5.	The Northgate Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average remaining lease terms are 4.3years, 2.4 years and 3.3 years, respectively.

In connection with the Formation Transactions, during 2004 the Company acquired the remaining 33.3% minority interest in the Foothills Mall owned by unaffiliated third party investors. This acquisition of the minority interest was accounted for as a purchase and is recorded at fair value. The following is a summary of the purchase price and allocation of the excess purchase price on the acquisition date:

Purchase price	$4,500
Reversal of minority interest recorded by Predecessor	(995)

Acquisition of minority interest – allocated to in-place lease value	$3,505

     Pro Forma Financial Information (Unaudited)

The following table summarizes, on an unaudited pro forma basis, the results of operations for the years ended December 31, 2005 and 2004 as though the Formation Transactions and the acquisitions of the Stratford Square Mall, Colonie Center Mall, Tallahassee Mall and Northgate Mall had occurred on January 1, 2004:

	2005	2004

Pro forma revenues	$68,374	$67,497
Pro forma net income (loss)	$(3,176)	$3,093
Pro forma earnings (loss) per common share-basic	$(0.26)	$0.25
Pro forma earnings (loss) per common share and common share equivalents-diluted	$(0.26)	$0.22
Pro forma common shares-basic	12,363,488	12,363,488
Pro forma common share and common share equivalents-diluted	12,363,488	14,063,837

     Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company is generally not subject to Federal and state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal and state income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on the Company’s undistributed taxable income.

The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal and state income tax. The Company’s TRS’s generated no income or are marginally profitable, resulting in minimal or no Federal and state income tax liability for these entities. With the exception of the TRS, the Company has paid no income taxes for the periods presented, nor incurred any tax liability or expense.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

     Loss Per Share

The Company presents both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income/loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Based on the Company’s loss for both the year ended December 31, 2005 and for the period December 16, 2004 to December 31, 2004, the basic and diluted weighted average common shares outstanding were 12,363,488 and 10,789,895, respectively. The Company’s computation for EPS excludes potentially dilutive securities for unvested restricted shares issued to certain employees totaling 285,100 (106,886 on a weighted-average basis) for the year ended December 31, 2005 and 1,593,464 OP units for the year ended December 31, 2005 and for the period December 16, 2004 to December 31, 2004 as such securities are anti-dilutive. The results prior to December 16, 2004 represent the Predecessor and accordingly, no EPS computations have been presented.

     Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and has one reportable segment, retail mall real estate.

     Recent Accounting Pronouncements

In June 2005, the FASB ratified the consensus in EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which provides guidance in determining whether a general partner controls a limited partnership. This guidance replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures, but has come to be used for all types of limited partnerships. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. The Company’s adoption of EITF 04-5 had no effect on the consolidated financial statements. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. FIN 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service if the fair value of the obligation can be reasonably estimated. FIN 47 clarifies that future expenses to remove asbestos from properties should be estimated and accrued as a liability at the time of acquisition with and an to increase the cost of the associated structure. The Company currently owns certain buildings that contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, our practice is to remediate asbestos upon the renovation or redevelopment of our properties. FIN 47, which became effective December 31, 2005, did not have a material impact on our cash flows, results of operations, financial position, or liquidity.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company adopted in December 2004. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R is effective as of the first annual reporting period that begins after December 15, 2005. The Company’s early adoption of SFAS No. 123R did not have a material effect on the condensed consolidated financial statements.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3. Intangible Assets and Liabilities

At December 31, 2005 and 2004, the Company’s intangible assets and liabilities were as follows:

	Acquired Lease Rights	Acquired In-place Lease Values	Acquired Lease Obligations

Balance at December 31, 2003	$1,786	$1,136	$(2,097)

Acquisition of Stratford Mall	3,380	7,262	(3,352)
Write-off of fully amortized balances	(454)	(83)	126
Acquisition of minority interest	—	3,505	—

Balance at December 31, 2004	4,712	11,820	(5,323)

Acquisition of Colonie Center Mall	3,687	2,845	(3,439)
Colonie Center Mall arbitration earnout payments[1]	—	2,384	—

Acquisition of Tallahassee Mall	1,215	4,358	(10,109)
Tallahassee Mall acquisition of long-term lease	—	(366)	4,577

Acquisition of Northgate Mall	7,839	2,701	(1,306)

Balance at December 31, 2005	$17,453	$23,742	$(15,600)

[1]See footnote 12, commitments and contingencies

Accumulated Amortization

Balance at December 31, 2003	—	—	—

Amortization during the year	$(545)	$(316)	$586

Balance at December 31,2004	(545)	(316)	586

Amortization during the year	(2,703)	(4,328)	3,402

Balance at December 31,2005	$(3,248)	$(4,644)	$3,988

Amortization expense of in-place lease value is expected to be $4,300, $3,603, $2,849, $2,290 and $2,075 over each of the next five years through December 31, 2010.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

4. Real Estate

The following is information related to the Company’s investments in real estate as of December 31, 2005:

	Northgate Mall	Tallahassee Mall		Colonie Center	Stratford Square	Foothills Mall

Initial cost of the acquired or purchased property:
Land	$11,120	—	(A)	$9,045	$11,528	$11,447
Buildings and improvements	98,223	$64,775		71,507	74,547	42,111
Cost capitalized subsequent to acquisition:
Improvements	273	271		2,571	2,094	13,372
Land sold	—	—		—	—	(4,355)
Total Costs:
Land	11,120	—		9,045	11,528	7,092
Buildings and improvements	98,496	65,046		74,078	76,641	55,483
Accumulated depreciation	(1,683)	(1,458)		(1,684)	(1,958)	(5,638)
Date of acquisition	7/12/2005	6/28/2005		2/1/2005	12/30/2004	04/10/2002
Federal tax basis at December 31, 2005	$101,346	$61,585		$83,667	$94,572	$63,327

(A) – The Tallahassee Mall is subject to an operating ground lease.

At December 31, 2005 and 2004, investments in real estate consisted of the following:

	2005	2004

Buildings and improvements	$349,491	$122,707
Tenant improvements	20,253	5,948
Land	38,785	18,620

Total investments in real estate	408,529	147,275
Accumulated depreciation	(12,421)	(3,622)

Investments in real estate, net	$396,108	$143,653

The following tables reconcile the historical cost of the Company’s investments in real estate and accumulated depreciation for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Real Estate:
Balance, beginning of the year	$147,275	$52,575	$49,548
Acquisition of mall properties	254,670	86,075	—
Additions during the year	6,584	8,625	3,027

Balance, end of year	$408,529	$147,275	$52,575

	2005	2004	2003

Accumulated Depreciation:
Balance, beginning of the year	$3,622	$2,102	$819
Depreciation during the year	8,799	1,520	1,283

Balance, end of year	$12,421	$3,622	$2,102

5. Deferred Charges

At December 31, 2005 and 2004, deferred charges consisted of the following:

	2005	2004

Deferred financing costs	$2,314	$397
Deferred leasing costs	1,375	455

Total	3,689	852
Less: Accumulated amortization	(846)	(177)

Net	$2,843	$675

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

6. Mortgage Loans Payable

At December 31, 2005 and 2004, mortgage loans payable consisted of the following:

	2005	2004

Mortgage loan payable – interest only at 5.09% payable monthly, due November 2008, secured by the Foothills Mall property	$54,750	$54,750

Mortgage loan payable – interest only at 125 basis points over LIBOR (5.625% at December 31, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	—

Mortgage loan payable – interest only at 140 basis points over LIBOR (5.789% at December 31, 2005) payable monthly, due May 2006, secured by Colonie Center Mall property	50,766	—

Mortgage loan payable – interest at 8.60% payable monthly, due July 2009, secured by the Tallahassee Mall property	45,613	—

Mortgage loan payable – interest at 6.60% payable monthly, anticipate payment date of September 2012, secured by the Northgate Mall property	79,216	—

Total mortgages outstanding	305,345	54,750

Assumed above-market mortgage premiums, net	13,144	—

Total mortgage loans payable	$318,489	$54,750

     On July 12, 2005, the Company assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. The Company determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above market premium totaled $714 for the twelve months ended December 31, 2005.

On June 28, 2005, the Company assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. The Company determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above market premium totaled $919 for the twelve months ended December 31, 2005.

In June 2005, the Company completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 15, 2005. The Company extended the loan through May 15, 2006. The bridge loan contains various financial covenants requiring the Company to maintain certain property-level financial debt coverage ratios. At December 31, 2005, the Company did not satisfy two financial covenants and received a temporary waiver from the financial institution. The Company plans to replace the bridge loan with a three to five year first mortgage loan prior to the May 2006 maturity date. In order to comply with certain quarterly financial covenants, The Company has reduced the outstanding bridge loan balance by approximately $3,000.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

6. Mortgage Loans Payable – (Continued)

During December 2005, the Company entered into a $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of the Company’s forecasted cashflows on LIBOR-based loans at 4.91% per annum.

In October 2003, the Predecessor prepaid its original mortgage and mezzanine loans payable in the amounts of $43,500 and $3,028, respectively, secured by the Foothills Mall with the proceeds of borrowings from Archon Financial L.P.

Aggregate principal payments of the Company’s mortgage loans as of December 31, 2005 are as follows:

2006	$52,294
2007	1,644
2008	131,494
2009	45,180
2010	1,331
2011 and thereafter	73,402

Total principal payments	305,345
Assumed above-market mortgage premiums, net	13,144

Total	$318,489

Certain of the Company’s mortgage loans payable contain various financial covenants requiring the Company to maintain certain financial debt coverage ratios, among other requirements. As of and for the year ended December 31, 2005, the Company was in compliance with these debt covenants with the exception of the first mortgage bridge financing noted above.

7. Related Party Transactions

As of December 31, 2004, $5,533 was included in due to affiliates for advances and related accrued interest due to Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), the majority owner of the Predecessor. The advances were made to fund the Predecessor’s investment in the Foothills Mall and to reimburse Feldman Partners, LLC for certain salary and overhead costs. These costs amounted to $428 and $342 for the years ended December 31, 2004 and 2003, respectively. The operating agreement of the Predecessor provided that such advances made by its members shall bear interest at a rate of 15% per annum, were unsecured and were to be repaid before any other distribution to any member. The interest expense on such advances amounted to $777 and $711 for the period January 1, 2004 to December 15, 2004 and the year ended December 31, 2003, respectively. In December 2004, $4,000 of these advances was repaid and the balance was included in the total consideration received in the Formation Transactions.

Since September 2003, the Company provides certain property management, leasing and development services to its unconsolidated real estate partnership for an annual management fee of 3.5% of gross receipts, a construction management fee of 3% on the amount of capital improvements and customary leasing fees for a mall leasing agent, as defined by their agreement. In addition, the Company earns brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnership aggregated $440, $714 and $65 for the years ended December 31, 2005, 2004 and 2003, respectively. These fees are recorded in management, leasing and development services on the accompanying consolidated statements of operations.

In August 2004, an officer of the Company committed to make a $100 cash investment in the Predecessor. He contributed his interest to the Company as part of the Formation Transactions in exchange for 160,000 OP units with a value of $2,080 based on the initial public offering price of $13 per share. The excess of the value of the OP units over his cash contribution is reflected as compensation expense and classified as general and administrative expense of the Predecessor in the consolidated statement of operations for the period January 1, 2004 to December 15, 2004. Prior to being employed by the Company on January 1, 2005, this officer provided professional services to the Company and Predecessor. Fees charged for periods December 16, 2004 to December 31, 2004, January 1, 2004 to December 15, 2004 and the year ended December 31, 2003, were $87, $73 and $134, respectively. There were no amounts due at December 31, 2005.

Prior to being employed by the Company on November 15, 2005, an officer provided construction management services to the Company. Fees charged by the officer to the Company during 2005 totaled $177. There were no amounts due at December 31, 2005.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

7. Related Party Transactions – (Continued)

The Company entered into a consulting contract with Ed Feldman, father of the Company’s chairman and CEO, Larry Feldman, to provide professional acquisition services. The agreement pays Mr. Feldman $3 per month commencing July 1, 2005. For the year ended December 31, 2005, Mr. Feldman has received $18. There were no amounts due at December 31, 2005.

In connection with the Formation Transactions, the Company agreed to maintain approximately $10,000 of indebtedness, and to offer Mr. Feldman, or his affiliates, the option to guarantee $10,000 of the Company’s indebtedness, in order to defer certain tax liabilities. The obligation to maintain such indebtedness extends through 2013. As of December 31, 2005, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeff Ernhart, currently guarantees $8,000 of the loan secured by the Stratford Square Mall.

8. Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases. The Company recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. The Company’s rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by below-market lease values. Amounts included in tenant receivables based on recording lease income on the straight-line basis for the years ended December 31, 2005, 2004 and 2003 were $734, $594 and $289, respectively.

The minimum future base rentals under non-cancelable operating leases as of December 31, 2005 are as follows:

Year ending December 31,
2006	$34,467
2007	31,735
2008	27,513
2009	23,616
2010	21,625
2011 and thereafter	83,228

Total future minimum base rentals	$222,184

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and consequently, the Company’s credit risk is concentrated in the retail industry. One tenant (movie theatre), whose lease expires in 2017, accounted for more than 10% of the Company’s rental revenues in each period. Rental income collected from this tenant aggregated $1,831 and $1,536 for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, no tenant exceeded 10% of rental revenue.

9. Due to Affiliates

At December 31, 2004 and 2005, amounts due to affiliates primarily reflects obligations to make payments to certain owners of the Predecessor in connection with the Formation Transactions. As part of the Formation Transactions, the owners of the Predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen had the right to the receipt of funds totaling $7,594 at December 16, 2004 from certain restricted cash accounts held by the lender of the Foothills Mall, once these accounts were released to the Company. The owners were paid $3,700 of the restricted cash accounts prior to December 31, 2004. Under the terms of the Foothills loan, the remaining balance held by the lender totaling $3,894 was due to the owners at the earlier of the first mortgage maturity date at the Foothills Mall (November 2008) or the achievement of certain performance criteria established in the first mortgage loan. The lender released the funds pursuant to the successful achievement of the performance criteria and the partners were paid the remaining balance, plus accrued interest, totaling $3,976 with $3,857 paid in September 2005 and $119 paid in October 2005.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

9.    Due to Affiliates – (Continued)

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the Formation Transactions upon the achievement of a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument which is recorded as an obligation of the Company as of the Offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the initial fair value is estimated to be $5,047 and is included in due to affiliates at December 31, 2004. The estimated fair value of this obligation at December 31, 2005 was $5,303.

In connection with the Formation Transactions, the Company extinguished the advances owed to Feldman Partners, LLC in the amount of $5,900. Of this amount, $1,900 was converted into equity securities prior to December 31, 2004 and $4,000 was repaid from proceeds of the Offering. The advances were used to invest in the Harrisburg Mall and the Foothills Mall and pay overhead expenses.

In December 2004, the Predecessor paid a distribution to Mr. Feldman in the amount of $451 and agreed to make a distribution to its members in the amount of $4,000, which was unpaid and was due to affiliates as of December 15, 2004 and December 31, 2004. Such amount was paid in January 2005. The $451 distribution was contributed back to the Company by Mr. Feldman in December 2004.

10.    Stockholders’/Owners’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2005 and 2004, 13,050,370 and 10,789,895 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock as of December 31, 2005. During 2005, the Company issued 2,000 fully-vested shares of its common stock to each of its three outside directors.

In January 2005, the Company sold 1,600,000 shares of its common stock at a gross price of $13.00 per share. The net proceeds from this offering were approximately $19,300.

In December 2005, we issued 369,375 shares of our common stock in connection with acquiring a long-term lease located at the Tallahassee Mall.

The Company is authorized to grant up to 469,221 shares of common stock to employees. During 2005, the Company issued 285,100 shares at an average price of $12.23 per share which vest over periods ranging from two to five years. During 2005, 15,616 shares were forfeited. As of December 31, 2005, there were 235,354 unvested shares. The value of unamortized compensation expense totaled $2,756 and has a weighted-average amortization period of 4.87 years.

11.    Minority Interest

As of December 31, 2005 minority interest relates to the interests in the Operating Partnership that are not owned by the Company, of approximately 11.3%. In conjunction with formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received Units. Limited partners who acquired Units in the Formation Transactions have the right, commencing on or after December 16, 2005, to require the Operating Partnership to redeem part or all of their Units for cash, or an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions or similar events.

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
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

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

All of our malls that have non-owned parcels sharing common areas are subject to reciprocal easement agreements that address use and maintenance of common areas and often address other issues, including use restrictions and operating covenants. These agreements are recorded against the properties and are long term in nature.

In late 2005, the seller of Colonie Center Mall filed an arbitration claim against the Company alleging entitlement to over $4,000 in additional purchase price as a result of the Seller having presented a lease to the Company for a portion of the mall after the Company’s acquisition.  That claim was settled in 2006 for $2,000. The Company has accounted for payment of the additional purchase price and has allocated the payment as in increase to in-place lease value.

Adjacent to the Stratford Square Mall are six third-party owned anchor tenant spaces. The Company has entered into an operating agreement with these six anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreement terminates in March 2031.

Pursuant to signed leases as of December 31, 2005, the Company also has commitments to make tenant improvements and other capital expenditures in the amount of approximately $437. In addition, in connection with leases that have been signed during 2005 and are included in the redevelopment expansion of the malls, the Company has committed to $65,400 in order for these tenants to take occupancy.

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

The Company has operating lease obligations for office space and equipment related to our corporate offices and property locations. The future minimum lease payments under these non-cancelable leases as of December 31, 2005 are as follows:

Year Ending December 31,
2006	$266
2007	205
2008	156
2009	74
2010	—
2011 and thereafter	—

Total minimum lease payments	$701

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12.    Commitment and Contingencies – (Continued)

The Company has a ground lease obligation at the Tallahassee Mall expiring February 2063 and the minimum commitment under this lease as of December 31, 2005 was as follows:

Year Ending December 31,
2006	$212
2007	220
2008	228
2009	236
2010	244
2011 and thereafter	24,380

Total minimum lease payments	$25,520

The Company entered into employment agreements with its executive officers that expire in 2007. These agreements provide for salary, bonuses and other benefits, including potentially, severance benefits upon termination of employment, as well as for grants of restricted common stock, option awards, cash bonuses and tax gross-ups, among other matters.

13.    Investment in Unconsolidated Real Estate Partnership

The Company has a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg , LP (the Partnership). The Partnership purchased a 900,000 square foot regional mall in Harrisburg, Pennsylvania on September 30, 2003. Summarized financial information as of December 31, 2005 and 2004 and for the years then ended and the period September 30, 2003 to December 31, 2003 for this investment, which is accounted for by the equity method, is as follows:

	2005	2004

Investment in real estate, net	$50,050	$51,457
Receivables including deferred rents	1,182	756
Other assets	11,886	15,790

Total assets	$63,118	$68,003

Loan payable	$49,750	$44,298
Other liabilities	2,330	4,352
Owners’ equity	11,038	19,353

Total liabilities and owners’ equity	$63,118	$68,003

The Company’s share of owners’ equity	$2,794	$4,873

The difference between the Company’s investment in the Partnership and its 25% share of the Partnership’s owners’ equity is primarily due to the Company’s $500 acquisition of an interest held by a third party in 2004.

	Year ended December 31, 2005	Year ended December 31, 2004	Period September 30, 2003 to December 31, 2003

Revenue	$10,544	$9,665	$2,569
Operating and other expenses	(5,127)	(4,407)	(1,165)
Interest expense (including the amortization of deferred financing costs)	(2,724)	(938)	(153)
Depreciation and amortization	(3,216)	(1,649)	(245)
Other	(1,292)	(925)	(215)

Net (loss) income	$(1,815)	$1,747	$791

The Company’s and the Predecessor’s share of net (loss) income	$(454)	$437	$197

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

13.    Investment in Unconsolidated Real Estate Partnership – (Continued)

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan, as amended in December 2003, permitted the Partnership to draw up to $43,060, and was subsequently amended in October 2004 to increase the lender’s commitment by $3,815 to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. During July 2005, the loan was amended and increased to a maximum commitment of $50,000 through a $7,200 second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate was reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis, of which the Company received $1,625. The effective rates on the loan at December 31, 2005, 2004 and 2003 were 5.99%, 5.67% and 4.37%, respectively.

Under certain circumstances the Partnership may extend the maturity of the loan for three, one-year periods. The loan may not be prepaid until after April 2006, after that date the Partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63%, and the Company is liable for $1,850 or 37%.

The balance outstanding under the loan was $49,750 and $44,298, as of December 31, 2005 and December 31, 2004, and the Partnership intends to use cash flow from property operations to fund its capital expenditure commitments, which were $350 at December 31, 2005. The Company is required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

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

In connection with the Formation Transactions, the Company acquired an additional minority interest position in the Harrisburg Mall from an unaffiliated third-party for $500.

14.    Fair Value of Financial Instruments

As of December 31, 2005 and 2004, the fair values of the Company’s mortgage and other loans payable are approximately the carrying values, as the terms are similar to those currently available to the Company for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interest of entities with specified termination dates. As a result, Statement 150 has no impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2005 and 2004.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

15.    Financial Instruments: Derivatives and Hedging

The following summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2005. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$1,424
Interest Rate Swap	$75,000	4.91%	1/2008	1/2011	$(267)

On December 31, 2005, the derivative instrument was reported as an asset at a fair value of approximately $1,157 and is recorded in other assets. Over time, the realized and unrealized gain and loss of $1,099 held in Accumulated Other Comprehensive income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $708 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

The Company hedges exposure to variability in anticipated future interest payments on existing variable rate debt.

16.    Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2005 and 2004.

	Three Months Ended

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Total revenue	$18,398	$16,373	$10,852	$9,572
Income (loss) before minority interests	(2,320)	(1,294)	231	418
Net income (loss)	(2,061)	(1,147)	205	370
(Loss) Income per share available to common shareholders – basic and diluted	($0.17)	($0.09)	$0.02	$0.03
Basic weighted-average common shares outstanding	12,466,158	12,410,567	12,408,753	12,215,117
Diluted weighted-average shares outstanding	12,466,158	12,410,567	14,147,303	13,808,581

	Three Months Ended

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Total revenue	$3,151	$3,065	$2,620	$3,425
Income (loss) before minority interests	(3,459)	(37)	(305)	353
Net income (loss)	(3,440)	(9)	(217)	169

Loss per share available to common shareholders - basic and diluted (1)	$(0.12)

Weighted-average shares outstanding – basic and diluted (1)	10,789,895

(1)	The Company’s loss per common share and the shares outstanding are for the period December 16, 2004 through December 31, 2004.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

17.    Subsequent Events

Golden Triangle Mall – Denton, Texas

On March 14, 2006, the Company announced the signing of a purchase contract to acquire The Golden Triangle Mall in the North-eastern Dallas suburb of Denton, Texas, for approximately $40,000. Including non-owned anchors, the Golden Triangle Mall is a 765,000 square foot regional mall.

Funding for this acquisition will be derived in part by the $28,500 received from the issuance of Trust Preferred securities, which is described below, and from a secured loan from a third party lender.

Joint Venture with Kimco Realty on Foothills Mall – Tucson, Arizona

On February 22, 2006, the Company announced that it entered into a joint venture agreement with a subsidiary of Kimco Realty Corp. (NYSE: KIM) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona.

Under the terms of the joint venture, a subsidiary of the Company will convey the property to the venture at a price of $104,000, plus closing costs. The closing date of the joint venture is anticipated to be in early May of 2006 and is subject to the joint venture’s ability to obtain new mortgage financing.

The Company will be the managing member of the joint venture and will be responsible for the management, leasing and construction of the property.

Trust Preferred Financing

The Company announced on March 14, 2006 that it had entered into a definitive agreement to issue $28,500 of Trust Preferred Securities in a private placement with an affiliate of Kodiak Funding, L.P. Proceeds from this issuance will be primarily used to initially fund the acquisition of the Golden Triangle Mall.

The securities issued have a 30-year term and were priced to bear interest at LIBOR plus 3.45% for the first five years. The Company elected to fix its interest rate through a swap agreement which will result in an effective rate of 8.698% for the first five years. Thereafter, the rate will float at three month LIBOR plus 3.45%. At the Company’s option, the securities can be redeemed at par on or after April 30, 2011. Proceeds from the trust preferred financing were received on March 18, 2006.

Stratford Square Anchor Property Acquisition

The Company has entered into a Purchase and Sale Contract to acquire the building occupied by JCPenney and related acreage at Stratford Square for a price of $6,650 The purchase price includes assumption of a loan secured by the property and having a principal balance of $3,486. The loan is self amortizing, bears interest at a 5.15% fixed rate, and matures in November, 2013. The closing of the acquisition is scheduled for April, 2006.

First Quarter 2006 Dividend is Declared

On March 14, 2006, The Company announced that our Board of Directors declared a dividend of $0.2275 per common share. This distribution reflects the regular dividend for the period January 1, 2006 to March 31, 2006. The dividend is to be paid on April 14, 2006 to shareholders of record at the close of business on March 31, 2006.

Back to Contents

INDEPENDENT AUDITORS’ REPORT

The Partners
Feldman Lubert Adler Harrisburg LP:

We have audited the accompanying balance sheets of Feldman Lubert Adler Harrisburg LP (the Partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for the years ended December 31, 2005 and 2004 and the period from September 24, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Feldman Lubert Adler Harrisburg LP as of December 31, 2005, and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from September 24, 2003 to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 31, 2006

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

BALANCE SHEETS
(Amounts in thousands)

	December 31,

Assets:	2005	2004

Investments in real estate, net	$50,050	$51,457
Cash and cash equivalents	1,117	756
Restricted cash	66	—
Rents, deferred rents and other receivables, net	1,182	4,027
Acquired lease rights, net	701	1,012
Deferred charges, net	9,565	10,438
Other assets	437	313

Total Assets	$63,118	$68,003

Liabilities and Partners’ Capital:
Mortgage loan payable	$49,750	$44,298
Deferred revenue	243	111
Due to affiliates	82	45
Accounts payable, accrued expenses and other liabilities	1,154	2,751
Acquired lease obligation, net	851	1,445

Total liabilities	52,080	48,650
Partners’ capital	11,038	19,353

Total Liabilities and Partners’ Capital	$63,118	$68,003

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,

	2005	2004	Period from September 24, 2003 (Date of Inception) to December 31, 2003

Revenue:
Rental	$6,360	$5,918	$1,650
Tenant reimbursements	4,111	3,593	910
Interest and other income	73	154	9

Total Revenue	10,544	9,665	2,569

Expenses:
Rental property operating and maintenance	4,033	3,901	1,004
Real estate taxes	1,093	506	161
Interest (including amortization of deferred financing costs)	2,724	938	153
Depreciation and amortization	3,216	1,649	245
General and administrative	936	624	150
Other	357	300	65

Total Expenses	12,359	7,918	1,778

Net (loss) income	$(1,815)	$1,747	$791

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF PARTNERS’ CAPITAL

(Amounts in thousands)

	General Partner	Limited Partners

	Feldman Harrisburg GP, Inc.	Feldman Harrisburg Limited Partnership, LP	Lubert-Adler Investment Partnerships	Total

Balance at September 24, 2003 (date of inception)	$—	$—	$—	$—
Capital contribution	144	3,498	10,798	14,440
Net income	8	192	591	791

Balance at December 31, 2003	152	3,690	11,389	15,231
Capital contribution	24	570	1,781	2,375
Net income	17	420	1,310	1,747

Balance at December 31, 2004	193	4,680	14,480	19,353
Distributions	(65)	(1,560)	(4,875)	(6,500)
Net loss	(18)	(436)	(1,361)	(1,815)

Balance at December 31, 2005	$110	$2,684	$8,244	$11,038

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,		Period from September 24, 2003 Date of Inception) to December 31, 2003

	2005	2004

Cash Flows From Operating Activities:
Net (loss) income	$(1,815)	$1,747	$791
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,216	1,649	245
Amortization of deferred financing costs	361	343	57
Net change in revenue related to acquired lease rights/obligations	(284)	(805)	(289)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(1,655)	(401)	(501)
Restricted cash relating to operating activities	(66)	51	(51)
Other assets	(130)	(66)	(247)
Due from/to affiliates	37	218	(173)
Accounts payable, accrued expenses and other liabilities	597	141	416
Deferred revenue	132	28	83

Net cash (used in) provided by operating activities	393	2,905	331

Cash Flows (Provided By) From Investing Activities:
Real estate acquisition	—	—	(18,058)
Expenditures for real estate improvements	(3,396)	(36,416)	(2,595)
Expenditures for leasing costs	(110)	(345)	(400)
Tenant lease buyout payment	—	—	(6,000)

Net cash used in investing activities	(3,506)	(36,761)	(27,053)

Cash Flows From Financing Activities:
Proceeds from mortgage loan payable	8,668	30,910	13,388
Repayment of mortgage payable	(3,216)	—	—
Proceeds from government grants	4,750	1,000	—
Payment of deferred financing costs	(228)	(26)	(753)
Capital contributions	—	2,375	14,440
Distributions	(6,500)	—	—

Net cash provided by financing activities	3,474	34,259	27,075

Net increase in cash and cash equivalents	361	403	353
Cash and cash equivalents, beginning of year	756	353	—

Cash and cash equivalents, end of year	$1,117	$756	$353

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts capitalized	$2,121	$594	$96

Non-cash financing and investing activities:
Receivable relating to government grants for real estate improvements	$250	$3,125	$—

Accrued expenses relating to real estate improvements	$—	$2,194	$—

See accompanying notes to financial statements.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Dollar amounts in thousands)

1.    Organization and Description of Business

Feldman Lubert Adler Harrisburg LP (the Partnership) was organized under the laws of the Commonwealth of Pennsylvania on September 24, 2003 (date of inception) pursuant to a partnership agreement (the Partnership Agreement). The purpose of the Partnership is to acquire, own, redevelop, operate and manage the 838,000 square foot retail mall located in the Township of Swatara, Dauphin County, Pennsylvania (the Property). The Partnership acquired the Property on September 30, 2003. Tenants include national and regional retail chains, as well as local retailers. As of December 31, 2005, partners of the Partnership and their respective percentage interests (the Percentage Interests) are as follows:

Ownership Percentage

Feldman Harrisburg General Partner, Inc. – general partner	1.0%
Limited Partners:
Lubert-Adler investment partnerships	75.0%
Feldman Harrisburg Limited Partnership, LP (FHLP)	24.0%

In November 2003, FHLP exercised its option to purchase an additional 15% ownership interest from other partners, and thereby increased its ownership interest from 9% to 24%. In August 2004, the partners made additional contributions of $2,375 to the Partnership to fund certain capital expenditures. In July 2005, the Partnership distributed $6,500 to the partners from the proceeds of the refinancing of the Property’s first mortgage.

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

To the extent the Partnership has more than a de minimis amount of Distributable Cash from Operations, as defined in the Partnership Agreement, it shall distribute Distributable Cash From Operations no less frequently than quarterly as follows:

•	First, to the partners in an amount equal to the unpaid Additional Capital Contributions Preferred Return, as defined in the Partnership Agreement, owing to the partners ($0 at December 31, 2005), distributed to each partner pro rata in proportion to the amount of such partner’s unpaid Additional Capital Contributions Preferred Return;
•	Second, to the partners in an amount, pro rata in proportion to each partner’s Unreturned Additional Capital Contributions Account, as defined in the Partnership Agreement ($0 at December 31, 2005), until each partner’s Unreturned Additional Capital Contributions Account has been reduced to zero;
•	Third, to the partners in an amount equal to the unpaid Priority Return, as defined in the Partnership Agreement, owing to the partners (approximately $900 at December 31, 2005), distributed to each partner pro rata in proportion to the amount of such partner’s unpaid Priority Return; and
•	Thereafter, (A) 20% to FHLP and (B) 80% to the partners pro rata in accordance with their respective Percentage Interests. Upon the receipt by the partners of distributions resulting to the realization of a 20% annualized internal rate of return on their investment from the inception, distributions thereafter shall be adjusted so that 30% shall be distributed to FHLP and 70% to the partners pro rata in accordance with their respective Percentage Interests.

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

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004
(Dollar amounts in thousands)

1.    Organization and Description of Business – (Continued)

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

     Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail property are recognized on a straight-line basis over the non-cancelable terms of the related leases, which are all accounted for as operating leases. Allowances, if any, given to tenants for general use will be accounted for as lease incentives and amortized on the straight-line basis over the lease terms and will reduce rental revenue. As of December 31, 2005 and 2004, approximately $713 and $349, respectively, have been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying financial statements. “Percentage rent” or rental revenue based upon a percentage of the sales recorded by the Partnership’s tenants is recognized in the period such sales were earned by the respective tenants. These amounts were approximately $463 in 2005 and $645 in 2004 and are included in rental revenue in the accompanying financial statements.

Rental income is also recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, whereby the amortization of acquired favorable leases and acquired unfavorable leases is recognized as a reduction of or an addition to base rental income, respectively, over the terms of the respective leases. The net amounts included as an addition to base rental income for the years ended December 31, 2005 and 2004, respectively were approximately $284 and $805, respectively.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees are recognized when the related leases are cancelled, the tenant surrenders the space, and the Partnership has no continuing obligation to provide services to such former tenants. The Partnership recognized lease termination fees of $16 for the year ended December 31, 2004. No lease termination fees were recognized for the year ended December 31, 2005 and the period from September 30, 2003 to December 31, 2003.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004
(Dollar amounts in thousands)

2.    Summary of Significant Accounting Policies– (Continued)

The Partnership provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Partnership reviews its allowance for doubtful accounts monthly. Balances that are past due over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Partnership recorded $376 and $9 in bad debt for the years ended December 31, 2005 and 2004, respectively and none for the period ended December 31, 2003.

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

In connection with certain tenant improvement and capital improvement projects, the Partnership was approved for three grants by the Commonwealth of Pennsylvania to be reimbursed for certain qualified expenditures. The grants were provided on a reimbursement basis to the Partnership and were restricted to be used for the aforementioned capital improvement projects only. The Partnership offsets the amounts received against the related capital expenditures on the accompanying balance sheets. The Partnership received $1,000 on the first two grants in 2004, $4,750 on the next three grants in 2005, and had submitted for reimbursement of an additional $250 on the sixth grant, which was received in February 2006.

It is the Partnership’s policy to capitalize interest expense and real estate taxes directly related to properties under redevelopment and to depreciate these costs over the life of the related assets. For the year ended December 31, 2005, the Partnership did not capitalize any interest or real estate taxes. The Partnership capitalized $514 of interest and $189 of real estate taxes during the year ended December 31, 2004 and no such costs were capitalized for the period ended December 31, 2003.

Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

The Partnership assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate assets has occurred.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004
(Dollar amounts in thousands)

2. Summary of Significant Accounting Policies–(Continued)

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by the Partnership because such value and its consequence to amortization expense is immaterial for these particular acquisitions. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Purchase accounting was applied, on a pro-rata basis, to the assets and liabilities related to the Property. The results of operations of the Property since September 30, 2003 are included in the accompanying statements of operations of the Partnership. The purchase price of the Property, excluding closing costs, was $17,500. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land and building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationship, if any, based in each case on their fair values.

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

Land	$6,106
Building and improvements	9,092
Acquired lease rights(1)	1,486
Acquired lease obligations(1)	(3,013)
In-place lease value(1)	4,387

(1)	These intangibles are being amortized over the remaining lease terms. The weighted average remaining lease terms at December 31, 2005 are 2.6 years, 2.3 years and 8.7 years, respectively.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004
(Dollar amounts in thousands)

2. Summary of Significant Accounting Policies–(Continued)

Amortization expense of in-place lease value is expected to be $304, $259, $246, $223 and $219 over each of the next five years through December 31, 2010.

     Income Taxes

No provision for federal or state income tax expense was made on the accompanying financial statements as the items of income and expenses are reported on the respective partners’ individual tax returns.

3. Restricted Cash

Restricted cash at December 31, 2005 includes escrowed funds and other restricted deposits required in conjunction with the Partnership’s loan agreement.

4. Real Estate

Real estate consists of the following at December 31:

	2005	2004

Land	$6,156	$6,156
Building and improvements	16,550	15,412
Tenant improvements	30,525	30,710

Total investments in real estate	53,231	52,278
Accumulated depreciation	(3,181)	(821)

Net investments in real estate	$50,050	$51,457

The following tables reconcile the historical cost of the Partnership’s investments in real estate and accumulated depreciation for the year ended December 31, 2005 and December 31, 2004.

	2005	2004	2003

Real Estate:
Balance, beginning of the year	$52,278	$17,793	$—
Acquisition of mall property	—	—	15,198
Additions during the year	953	34,485	2,595

Balance, end of year	$53,231	$52,278	$17,793

Accumulated Depreciation:
Balance, beginning of the year	$821	$76	$—
Depreciation during the year	2,360	745	76

Balance, end of year	$3,181	$821	$76

Real estate additions for 2005 and 2004 are net of $250 and $4,125, respectively in reimbursements from government grants.

5. Rents, deferred rents, and other receivables

At December 31, this account consists of the following:

	2005	2004

Tenant receivables	$84	$65
Government grants receivable	250	3,125
Accrued rents	780	349
Other receivable	68	488

Total	$1,182	$4,027

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004
(Dollar amounts in thousands)

5. Rents, deferred rents, and other receivables – (Continued)

The government grants receivable of $250 at December 31, 2005 represented amounts submitted to the Commonwealth of Pennsylvania for reimbursements, which were received in February, 2006.

6. Deferred Charges

At December 31, deferred charges consist of the following:

	2005	2004

Deferred financing costs	$1,007	$779
Deferred leasing costs	6,856	6,745
Acquired in-place leases	4,387	4,387

Total	12,250	11,911
Less: Accumulated amortization	(2,685)	(1,473)

Deferred charges, net	$9,565	$10,438

Amortization expense of in-place lease value is expected to be $304, $259, $246, $223 and $219 over each of the next five years through December 31, 2010.

7. Mortgage Loan Payable

The mortgage loan payable consists of the following:	2005	2004
Mortgage Loan Payable – interest only at LIBOR plus 1.625% at December 31, 2005 and LIBOR plus 2.5% at December 31, 2004 payable monthly, due March 15, 2008, secured by the real estate and an assignment of the leases	$49,750	$44,298

The mortgage loan is a line of credit whereby the Partnership can borrow up to $50,000. The outstanding principal balance of the loan shall not exceed 65% of the fair value of the Property. Advances on the loan can be made for certain tenant improvements, capital improvements, leasing commissions and other “soft” costs. During July 2005, the loan was amended and increased to $50,000 through a $7,200 second mortgage with no principal payments until the maturity date, which was extended to March 15, 2008. The interest rate was reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis. The effective rates on the loan at December 31, 2005 and 2004 were 5.99% and 5.67%, respectively. The Company is required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

Under certain circumstances, the Partnership may extend the maturity of the loan for three one-year periods. The Partnership may prepay the loan at any time without incurring any prepayment penalty.

Larry Feldman, an affiliate of the general partner, and certain Lubert-Adler investment partnerships have made guarantees up to $3,700 and $6,300, respectively, with respect to the Partnership’s mortgage loan. In March 2005, the guarantees made by Larry Feldman were assumed by Feldman Equities Operating Partnership, L.P., an affiliated with we general partner and FHLP.

The mortgage loan has certain restrictions that prohibit cash distributions to the joint venture partners until the Property’s operating cash flow funds a minimum of $5,800 of capital expenditures.

8. Related Party Transactions

The Partnership had $82 and $45 due to affiliates for the years ended December 31, 2005 and 2004, respectively, which represents expenses paid by an affiliated entity on behalf of the Partnership.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004
(Dollar amounts in thousands)

8. Related Party Transactions – (Continued)

The Partnership has entered into a management agreement with an affiliate of the general partner to provide various management and leasing services to the Partnership. The agreement commenced on September 30, 2003 and shall terminate in accordance with its terms or the terms of any financing document. The Partnership pays an annual management fee equal to 3.5% of the annual gross receipt, as defined in the management agreement. In addition, the Partnership pays brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Furthermore, the Partnership is required to pay construction management fees equal to 3% of the total hard costs of all tenant improvement construction and capital renovation projects. Total fees paid by the Partnership aggregated $400 and $714 for the years ended December 31, 2005 and 2004, respectively and $65 for the period from September 24, 2003 to December 31, 2003.

9. Rentals Under Operating Leases

The Partnership receives rental income from the leasing of retail shopping center space under operating leases. The Partnership recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amount due.

The minimum future base rentals to be received under non-cancelable operating leases as of December 31, 2005 are as follows:

Year ending December 31,
2006	$4,626
2007	3,815
2008	3,604
2009	3,073
2010	2,762
Thereafter	22,140

Total minimum future base rentals	$40,020

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and, consequently, the Partnership’s credit risk is concentrated in the retail industry. No tenants account for more than 10% of the Partnership’s rental revenue in 2005, 2004 and 2003.

10. Commitment and Contingencies

In the normal course of business, the Partnership becomes involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Partnership’s financial position or results of operations.

Pursuant to signed leases and active construction projects as of December 31, 2005, the Partnership has commitments to make tenant improvements and other capital expenditures in the amount of $350.

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

The Company acquired the Northgate and Tallahassee Mall properties (the Acquired Properties) during 2005. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the Acquired Properties’ internal control over financial reporting associated with total assets of approximately $150 million and total revenue of $13 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Feldman Mall Properties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Feldman Mall Properties, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

Back to Contents

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Feldman Mall Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Feldman Mall Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based oncriteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired the properties known as the Northgate Mall and Tallahassee Mall (the Acquired Properties) during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the Acquired Properties’ internal control over financial reporting associated with total assets of $150 million and total revenue of $13 million included in the consolidated financial statements of Feldman Mall Properties, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Feldman Mall Properties, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the Acquired Properties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Feldman Mall Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of operations and stockholders’ equity (deficit) and comprehensive income (loss) of the Company for the year ended December 31, 2005 and the period from December 16, 2004 (commencement of operations) to December 31, 2004, the related consolidated statements of operations and owners’ equity (deficit) of Feldman Equities of Arizona, LLC and subsidiaries (the Predecessor) for the period from January 1, 2004 to December 15, 2004, and the year ended December 31, 2003, the related consolidated statement of cash flows of the Company for the year ended December 31, 2005, the related consolidated statement of cash flows of the Company and the Predecessor for the year ended December 31, 2004 and the related consolidated statement of cash flows of the Predecessor for the year ended December 31, 2003, and our report dated March 31, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 31, 2006

Back to Contents

ITEM 9B. OTHER INFORMATION

     NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with respect to directors, is hereby incorporated by reference to the material appearing in our company’s definitive proxy statement filed in connection with the annual shareholders’ meeting (the “2006 Proxy Statement”). Information required by this item, with respect to executive officers, is provided in the 2006 Proxy Statement.

The information required to be filed regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the 2006 Proxy Statement. The information required by this item, with respect to audit committee financial experts, is hereby incorporated by reference to the material appearing in the 2006 Proxy Statement.

The information required by this item, with respect to the adoption of a code of ethics, is hereby incorporated by reference to the material appearing in the 2006 Proxy Statement. Our company’s Code of Business Ethics, which applies to all employees, officers and directors, including principal executive officer, principal financial officer and principal accounting officer, is posted on our website at http://www.feldmanmall.com.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the Captions, “Election of Directors – Director Compensation” and “Executive Compensation,” in the 2006 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the Captions, “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the 2006 Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption, “Certain Relationships and Related Transactions,” in the 2006 Proxy Statement, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services, and the audit committee’s pre-approval policies and procedures required by this Item 14, is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	“Financial Statements and Schedules” – see Index to Financial Statements included in Item 8.

(b)	Reports on Form 8-K

NONE.

(c)	Exhibits

Back to Contents

Exhibit

Number	Description

3.1	Amended and Restated Articles of Incorporation of Feldman Mall Properties, Inc. (1)
3.2	Second Amended and Restated Bylaws of Feldman Mall Properties, Inc. (2)
3.3	Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP. (5)
3.4	First Amendment to Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP. (5)
3.5	Declaration of Trust of Feldman Holdings Business Trust I. (1)
3.6	Declaration of Trust of Feldman Holdings Business Trust II. (1)
3.7	Amended and Restated Operating Agreement of Feldman Equities of Arizona, LLC, dated as of August 13, 2004 by and between Feldman Partners, LLC, Feldman Equities Operating Partnership, LP, Lawrence Feldman, Jeffrey Erhart and Edward Feldman. (1)
3.8	Second Amended and Restated Agreement of Limited Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005. (9)
10.1	Registration Rights Agreement, dated as of November 15, 2004, by and among Feldman Mall Properties, Inc. and the parties listed on Schedule I thereto. (1)
10.2	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman. (5)
10.3	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and James Bourg. (1)
10.4	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen. (1)
10.5	Employment Agreement, dated August 13, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart. (1)
10.6	Employment Agreement, dated November 6, 2004, by and between Feldman Mall Properties, Inc. and Thomas E. Wirth. (1)
10.7	Subscription Agreement, dated August 13, 2004, by and between Feldman Equities Operating Partnership, LP, Feldman Equities of Arizona, LLC and Feldman Mall Properties, Inc. (1)
10.8	Contribution Agreement, dated as of August 13, 2004, by and between James Bourg, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC. (1)
10.9	Irrevocable Contribution Agreement, dated as of August 13, 2004, by and between Lawrence Feldman, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I, Feldman Mall Properties, Inc. and Feldman Equities of Arizona, LLC. (1)
10.10	Contribution Agreement, dated as of August 13, 2004, by and between Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC. (1)
10.11	Contribution and Subscription Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart and Feldman Equities of Arizona, LLC. (1)
10.12	Dubin Ownership Interest Assignment Agreement dated as of August 13, 2004, by and between Dennis Dubin, Mildred Dubin and Feldman Equities of Arizona, LLC. (1)
10.13	Ash Ownership Interests Assignment Agreement, dated as of August 13, 2004, by and among Ash Foothills Investors, LLC, Bruce Ash, Paul Ash and Feldman Equities of Arizona, LLC. (5)
10.14	Merger Agreement, dated as of August 13, 2004, by and between Feldman Equities General Partner Inc., Feldman Equities General Partner Merger Inc., Feldman Equities Partners, LLC and Feldman Mall Properties, Inc. (1)
10.15	FHGP Merger Agreement, dated as of August 13, 2004, by and between Feldman Harrisburg General Partner Inc., Feldman Harrisburg General Partner Merger Inc., Feldman Partners, LLC and Feldman Mall Properties, Inc. (1)
10.16	Recapitalization Agreement, dated as of August 13, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc. (1)
10.17	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and James Bourg. (5)
10.18	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Kaplan. (5)
10.19	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Thomas Wirth. (5)

Back to Contents

10.20	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart. (5)
10.21	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen. (5)
10.22	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman. (5)
10.23	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Bruce Moore. (5)
10.24	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Paul McDowell. (5)
10.25	Erhart Redemption Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.26	Feldman Partners, LLC Redemption Agreement, dated as of August 13, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.27	Purchase and Sale Agreement, dated as of September 29, 2004, by and between BRE/Colonie Center LLC. and Feldman Equities Operating Partnership, LP. (1)
10.28	First Amendment to Purchase and Sale Agreement, dated December 13, 2004, by and between BRE/Colonie Center LLC and Feldman Equities Operating Partnership, LP. (3)
10.29	Second Amendment to Purchase and Sale Agreement, dated January 28, 2005, by and between BRE/Colonie Center LLC, FMP Colonie Center LLP and Feldman Equities Operating Partnership, LP. (3)
10.30	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.31	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Lawrence Feldman, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.32	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between James Bourg, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.33	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Scott Jensen, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.34	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Jeffrey Erhart, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.35	Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as of September 30, 2003. (1)
10.36	First Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as October 1, 2003. (1)
10.37	Second Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated November 13, 2003. (1)
10.38	Agreement Regarding Feldman Lubert Adler Harrisburg LP, dated July 19, 2004. (1)
10.39	First Amendment to Feldman Partners, LLC Redemption Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.40	First Amendment to Recapitalization Agreement, dated as of November 15, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc. (1)
10.41	2004 Incentive Bonus Plan. (1)
10.42	2004 Equity Incentive Plan. (1)
10.43	Purchase and Sale Agreement, dated as of December 29, 2004, by and between LaSalle Bank National Association and FMP Stratford LLC.(4)
10.44	Form of Restricted Stock Agreement (5)
10.45	Employment Agreement dated November 15, 2005, by and between Feldman Mall Properties, Inc. and Wayne Snyder. (6)
10.46	Employment Agreement dated December 23, 2005, by and between Feldman Mall Properties, Inc. and Lloyd Miller. (7)
10.47	Contract for Sale and Purchase, dated April 20, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC. (8)

Back to Contents

10.48	Amendment to Contract for Sale and Purchase, dated May 3, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC. (8)
10.49	Second Amendment to Contract for Sale and Purchase, dated June 23, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC. (8)
10.50	Second Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005.(9)
10.51	Amended and Restated Membership Interest Purchase Agreement, dated May 13, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker. (10)
10.52	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated June 9, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker. (10)
10.53	Second Amendment to Amended and Restated Membership Interest Purchase Agreement, dated July 1, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker. (10)
10.54	Real Estate Purchase and Sale Agreement, dated April 27, 2005, by and among Northgate Investments, LLC and FMP Northgate Outparcel LLC. (10)
14.0	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries of Feldman Mall Properties, Inc. (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

(1) Incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246 dated December 15, 2004).

(2) Incorporated by reference from the Company’s Form 8-K filed on March 17, 2005.

(3) Incorporated by reference from the Company’s Form 8-K filed on February 7, 2005.

(4) Incorporated by reference from the Company’s Form 8-K filed on January 5, 2005.

(5) Incorporated by reference from the Company’s Form 10-K filed on April 15, 2005.

(6) Incorporated by reference from the Company’s Form 8-K filed on November 21, 2005.

(7) Incorporated by reference from the Company’s Form 8-K filed on December 30, 2005.

(8) Incorporated by reference from the Company’s Form 8-K filed on July 5, 2005.

(9) Incorporated by reference from the Company’s Form 8-K filed on August 30, 2005.

(10) Incorporated by reference from the Company’s Form 10-Q filed on August 15, 2005.

(11) Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELDMAN MALL PROPERTIES, INC. Registrant
Date: March 31, 2006	By: /S/ Larry Feldman
Larry Feldman Chairman and Chief Executive Officer

Date: March 31, 2006	By: /S/ Thomas Wirth
Thomas Wirth Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Larry Feldman	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2006

Larry Feldman

/S/ Thomas Wirth	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2006

Thomas Wirth

/S/ James Bourg	Executive Vice President and Chief Operating Officer and Director	March 31, 2006

James Bourg

/S/ Bruce Moore	Director	March 31, 2006

Bruce Moore

/S/ Paul McDowell	Director	March 31, 2006

Paul McDowell

/S/ Lawrence Kaplan	Director	March 31, 2006

Lawrence Kaplan