Form 10-K/A
period 2005-12-31
Feldman Mall Properties, Inc.
filed 2006-04-06
CIK 1299901

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2005

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

Back to Contents

FELDMAN MALL PROPERTIES, INC.

FORM 10-K

TABLE OF CONTENTS

10-K AND ITEM NO.

Back to Contents

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Feldman Mall Properties, Inc. for the fiscal year ended December 31, 2005 is being filed to correct certain leasing disclosure under Item 2 and to correct certain other disclosure under Items 2, 7 and 8 of the Form 10-K. No substantive changes have been made to the original filing. This amendment does not update or modify the financial position, results of operations or cash flows in Feldman Mall Properties, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and does not reflect events occurring after the original filing date of the Form 10-K.

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

Property (Ownership Interest)	Year Built/ Most Recent Renovation	Total Square Feet	Rentable Square Feet	Percentage Leased	Shop Tenant Square Feet	Shop Tenants Percentage Leased	Annualized Base Rent	Shop Tenant Base Rent Per Leased Sq. Ft.	Owned Anchors	Non-owned Anchors

Foothills Mall (100%)	1983/2004	711,000	502,000	98.90%	230,000	95.8%	$8,037,070	$20.07	Barnes & Noble; Linens‘ N Things; Loews Cineplex; Ross Dress for Less; Saks Off 5th	Wal-Mart

Stratford Square (100%)	1966/1999	1,300,000	485,000	93.2	485,000	62.2	7,030,261	27.74	—	Burlington Coat Factory; JCPenney; Marshall Fields; Sears; Carson Pirie Scott; Kohls

Colonie Center Mall (100%)	1969/1994	1,200,000	668,000	93.0	336,000	72.8	8,554,691	21.00	Boscov’s; Christmas Tree Shops	Macy’s; Sears

Tallahassee Mall (100%)	1971/1993	1,081,000	1,081,000	96.4	204,000	79.6	7,735,622	20.24	Dillard’s; Goody’s; Parisian; Burlington Coat Factory	—

Northgate Mall (100%)	1972/1993	1,100,000	577,000	91.0	315,000	78.1	8,037,065	22.45	Macy’s	Dillard’s: JCPenney; Sears

Harrisburg Mall (25%)	1969/2004	922,000	922,000	92.2	270,000	76.5	5,178,725	20.88	Bass Pro Shops; Boscov’s; Hecht’s	—

Total/Weighted Average		6,314,000	4,235,000	94.1%	1,840,000	73.4%	$44,573,434	$23.62

In the table above:

•	Our interest in the joint venture that owns the Harrisburg Mall consists of a 25% capital interest.

•	Total Square Feet includes Rentable Square Feet and the square feet occupied by non-owned anchor tenants.

•	Rentable Square Feet includes all owned square feet, including owned-anchor square feet.

•	Shop Tenant Square Feet includes all Rentable Square Feet, excluding anchor and Jr. anchor square feet, all out parcel square feet and non-retail square feet.

•	Percentage Leased is calculated based on leases executed as of December 31, 2005 and includes owned anchor tenant space.

•	Shop Tenants Percentage Leased is calculated based on leases executed as of December 31, 2005, by shop tenants and non-anchor tenants. These figures exclude leases to tenants under temporary leases, which are leases for an initial term of less than one year.

•	Annualized Base Rent is calculated based on monthly base rent derived from 100% of our existing lease agreements executed as of December 31, 2005 and annualized for a 12-month period, except as set forth below. The Annualized Base Rent figures appearing in the table above are based on net rent (which means that the rent shown above does not include certain additional charges that are passed on to the tenants, including common area maintenance charges and real estate taxes). Annualized Base Rent does not include (a) any additional revenues from temporary or month-to-month tenants or tenants paying rent based on a percentage of the tenants sales, (b) lease-up of vacant space, (c) rental increases occurring after December 31, 2005 or (d) pass through of operating expenses to tenants.

Back to Contents

•	Shop Tenant Base Rent Per Leased Square Foot is calculated based on monthly base rent derived from shop tenant leases executed and in occupancy as of December 31, 2005 and annualized for a 12-month period, with the product divided by the rentable square feet leased to shop tenants as of such date.

•	Non-owned Anchor Tenants are anchor tenants of the mall, but we do not own their improvements or their underlying land and therefore we will not collect rent from these retailers. We refer to these retailers as non-owned anchor tenants. We believe non-owned anchor tenants are important to a property because the attractiveness of the anchor retailers at the property (whether or not we collect rent from them) may significantly affect the leasing of owned space and shop tenant sales at the property. Wal-Mart is a non-owned anchor tenant of the Foothills Mall and occupies and owns a super center consisting of approximately 210,000 square feet, which shares a common parking lot and entrance road with the Foothills Mall.

Tenant Diversification

We have approximately 500 leases, many of which are with nationally recognized retailers. The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized base rent as of December 31, 2005.

Top 10 Tenants by Annualized Base Rent

Tenant	Mall Location	Principal Nature of Business	Lease Expiration	Rentable Sq. Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total annualized Base Rent	Base Rent Per Sq. Ft.

Loew’s Cineplex and AMC Theaters(merged in January 2006)	Foothills Tallahassee	Multi Screen Movie Theatre	2014 - 2017	146,500	3.5%	$2,147,538	4.8%	$14.66

Macy’s	Harrisburg Northgate	Department Store	2014 - 2024	367,280	8.7%	1,950,000	4.4%	5.31

Boscov’s	Colonie Harrisburg	Discount Department Store	2006 - 2023	420,248	9.9%	1,117,000	2.5%	2.66

FYE	Colonie Harrisburg Stratford	Electronics	Various	45,256	1.1%	811,104	1.8%	17.92

Christmas Tree Shops (a division of Bed Bath & Beyond)	Colonie	Discount Store	2018	56,300	1.3%	861,390	1.9%	15.30

Bass Pro Shops	Harrisburg	Sportsman’s Superstore	2019	200,000	4.7%	822,868	1.8%	4.11

Footlocker	Colonie Harrisburg Northgate Stratford Tallahassee	Shoe Store	Various	31,464	0.7%	785,692	1.8%	24.97

Barnes & Noble	Foothills Tallahassee	Bookstore	2007 - 2012	63,008	1.5%	578,487	1.3%	9.18

Parisian	Tallahassee	Department Store	2013	114,700	2.7%	550,000	1.2%	4.80

Finish Line	Colonie Northgate Stratford Tallahassee	Shoe Store	Various	27,293	0.6%	545,622	1.2%	19.99

Total/Weighted Average				1,472,049	34.8%	$10,169,701	22.8%	$6.91

(1)	The percentage of Total Rentable Square Feet excludes non-owned anchor tenants.

Lease Expiration

The following table sets forth information regarding lease expirations at our properties based on executed and occupied leases as of December 31, 2005.

Back to Contents

     Lease Expiration Table–Total Portfolio

Lease Expiration Year	Number of Expiring Leases	Expiring Rentable Area (1)	% of Total Sq. Ft. Expiring	Expiring Base Rent (2)	% of Total Base Rent	Expiring Base Rent Per Sq. Ft.

2006	61	197,038	5.7%	$4,035,598	9.0%	$20.48
2007	87	367,938	10.7	5,427,715	12.2	14.75
2008	72	379,584	11.1	4,565,281	10.2	12.03
2009	57	146,641	4.3	3,348,517	7.5	22.83
2010	55	178,349	5.2	3,740,077	8.4	20.97
2011	40	205,773	6.0	3,965,098	8.9	19.27
2012	28	182,781	5.3	2,350,371	5.3	12.86
2013	35	302,715	8.8	3,685,439	8.3	12.17
2014	25	239,458	7.0	3,471,347	7.8	14.50
2015 and thereafter	35	1,227,004	35.8	9,983,991	22.4	8.14

Total/Weighted Average	495	3,427,281	100.0%	$44,573,434	100.00%	$13.01

(1)	Expiring rentable area excludes approximately 248,000 square feet of unleased space as of December 31, 2005 and 500,000 square feet on tenants paying percentage rent.
(2)	Annualized base rent as of December 31, 2005 (leases executed as of that date). Excludes revenues from leases to tenants under temporary leases or tenants paying rents on a percent-of-sales basis.

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

As of December 31, 2005, the joint venture had spent approximately $38.0 million (net of $5.0 million in received government grant funding) on the renovation and repositioning of this property and we estimate that the total additional investment required to renovate and reposition the property is approximately $25.0 million. The joint venture intends to fund the additional $25.0 million investment from additional partner contributions, additional construction loan proceeds and cash flow from operations.

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

Financing

In January 2005, we obtained a $75 million, 3-year floating rate first mortgage financing secured by the property. The mortgage loan bears interest at a rate of LIBOR plus 125 basis points and has two, one-year extension options. The loan is interest-only and is prepayable in whole, but not in part, on or after August 2006. We used a swap arrangement to convert this loan to a fixed interest rate of 5% per annum through January 2008.

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

Financing

In June 2005, we completed a $50.8 million first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 1, 2005. We extended the bridge loan through May 15, 2006. The bridge loan contains various financial covenants requiring us to maintain certain property-level financial debt coverage ratios. At December 31, 2005, we did not satisfy two financial covenants and have received a temporary waiver from the financial institution. We are currently in discussions with several financial institutions to replace the bridge loan with a three to five year first mortgage loan prior to the May 2006 maturity date. If we are unable to refinance this property prior to the May 2006 maturity date, we believe that an extension of the current bridge loan or a new bridge loan can be obtained due to the relatively low leverage on the property. In order to comply with certain quarterly financial covenants, we reduced the outstanding bridge loan balance by approximately $3.0 million subsequent to December 31, 2005.

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

In December 2005, we issued 369,375 shares of our common stock to an affiliate of Kimco Realty Corporation in connection with acquiring a long-term lease located at the Tallahassee Mall.

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

•	Local Market Characteristics. With stable growth and expansion in the area, the Tallahassee employment rates have remained relatively low at 4.7% in 2004. The unemployment rate’s stability is largely due to the state government work force as well as to high quality educational institutions, and to a stable community. This student population and stable government workforce provides a steady pool of consumers for area retailers.

Competition

The primary competitor of the Tallahassee Mall is:

•	Governor’s Squares Mall. The Governor’s Square Mall is located in Tallahassee, approximately five miles southeast of the Tallahassee Mall. Governor’s Square is on the Apalachee Parkway and is accessible from Highway 10 and Route 261. The anchor tenants include Burdine’s, Dillard’s, JCPenney, and Sears. Governor’s Square is a two-story super regional mall totaling 1 million square feet. The mall’s occupancy is competitive, with a traditional middle market merchandising mix. The property is owned and managed by General Growth Properties, Inc. (NYSE: GGP).

Back to Contents

Average Occupancy Rate and Base Rent–Tallahassee Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	80%	$20.24
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84
2001	77%	$20.65

(1)	The information in this chart prior to our acquisition in June 2005 was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

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

Average Occupancy Rate and Base Rent–Northgate Mall(1)

Fiscal Year	Average Occupancy Rate(2)(3)	Average Annual Rent per Sq. Ft.(3)

2005	78%	$22.45
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84
2001	77%	$20.65

(1)	The information in this chart prior to our acquisition in July 2005 was supplied by or derived from information provided by the seller of the property.
(2)	Excludes temporary leases, which are leases for a term of less than one year.
(3)	Calculated based on rentable shop tenant space.

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

Short Term Liquidity Requirements

Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to our OP unit holders, funds for capital expenditures and funds for potential acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and our existing cash. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year ended December 31, 2005, our weighted average annual tenant improvement and leasing commission costs were $15.42 per square foot of vacant space, leased space and renewals. As of December 31, 2005, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $437,000 to be incurred during 2006, which we intend to fund from existing cash and cash from operating activities. We expect the annual cost of additional future tenant improvements and leasing commissions for the portfolio to be approximately $6.5 million, based upon existing vacancy during the twelve months ending December 31, 2005. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In addition, we have announced the following capital transaction;

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

On March 14, 2006, we announced the signing of a purchase contract to acquire the Golden Triangle Mall in the northeastern Dallas suburb of Denton, TX, for approximately $40 million. Funding for this acquisition will be derived in part from the $28.5 million received in March 2006 from the issuance of Trust Preferred securities, and with a portion of the proceeds from Foothills Mall transaction. We expect to obtain a secured financing on the Golden Triangle Mall during April 2006.

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

Back to Contents

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2005:

Year	Consolidated Capital Expenditure Commitments	Our Share of Capital Expenditure Commitments in Unconsolidated Joint Venture Entities	Face amount of Consolidated Long Term Debt	Our Share of Long Term Debt in Unconsolidated Joint Venture Entities	Total

(dollars in thousands)
2006	$26,288	$87	$52,294	—	$78,669
2007	19,495	—	1,644	—	21,139
2008	—	—	131,494	$12,438	143,932
2009	—	—	45,180	—	45,180
2010	—	—	1,331	—	1,331
2011 and thereafter	—	—	73,402	—	73,402

Total	$45,783	$87	$305,345	$12,438	$363,653

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

Market Risk Related to Fixed Rate Debt

We had approximately $305.3 million of outstanding indebtedness as of December 31, 2005, of which $179.6 million bears interest at fixed rates ranging from 5.09% to 8.60%, and $125.7 million which bears interest on a floating rate basis ranging from LIBOR plus 1.25% to LIBOR plus 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $3.1 million, as the case may be.

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	The Company Year Ended December 31, 2005	The Company and Predecessor Year Ended December 31, 2004	The Predecessor Year Ended December 31, 2003

Cash Flows From Operating Activities:
Net loss	$(2,633)	$(3,497)	$(736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,383	1,673	1,442
Amortization of deferred financing costs	628	458	860
Provision for doubtful accounts receivable	584	128	258
Amortization of ground rent	68	—	—
Non cash stock compensation	526	1,980	—
Minority interest	(332)	49	30
Interest expense amortization	(1,377)	—	—
Equity in loss (earnings) of unconsolidated real estate partnership	454	(437)	(197)
Net change in revenue related to acquired lease rights/obligations	(734)	142	111
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(4,508)	(809)	(925)
Restricted cash related to operating activities	(1,607)	(142)	43
Other deferred charges	(3,416)	(257)	(100)
Other assets, net	371	(324)	8
Accounts payable, accrued expenses and other liabilities	10,198	1,981	(36)

Net cash provided by operating activities	11,605	945	758

Cash Flows From Investing Activities:
Distribution from (investment in) unconsolidated real estate partnership	1,625	(905)	(3,611)
Real estate acquisition deposit	—	(1,000)	—
Expenditures for real estate improvements	(6,584)	(8,625)	(3,027)
Real estate acquisitions, net of assumed liabilities	(132,971)	(91,183)	—
Acquisition of minority interest	—	(4,500)	—
Proceeds from sales of pads	—	—	1,600
Change in restricted cash relating to investing activities	(1,471)	3,683	(1,606)

Net cash used in investing activities	(139,401)	(102,530)	(6,644)

Cash Flows From Financing Activities:
Proceeds from equity offering (net of underwriters’ fees)	20,800	129,030	—
Payment of offering costs	(3,754)	(2,277)	—
Proceeds from mortgage payable	125,766	—	54,750
Repayment of mortgage payable	(624)	—	(43,500)
Proceeds from loans payable	—	—	6,450
Repayment of loans payable	—	(6,450)	(3,028)
Repayment of line of credit	—	(6,000)	—
Increase in revolving line of credit borrowings	—	5,922	78
Increase in due to affiliates	102	603	761
Payments to affiliates	(7,996)	(7,700)	—
Change in restricted cash relating to financing activities	3,626	(13)	(3,108)
Payment of deferred financing costs	(1,129)	—	(854)
Capital contributions	—	551	—
Unrealized loss on derivative	(59)	—	—
Distributions and dividends	(10,212)	—	—
Distributions to members of Predecessor	—	(451)	—
Distributions to minority interest	—	—	(2,032)

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

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Company and the Predecessor recorded $257 and $125 of lease termination fees during the year ended December 31, 2005 and the period January 1, 2004 to December 15, 2004, respectively, and none for 2003.

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

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

	Northgate(5)	Tallahassee(4)		Colonie(3)	Stratford(2)	Foothills(1)

Land	$11,120	$—	(A)	$9,045	$11,528	$11,447
Building and improvements	98,223	64,775		71,507	74,547	42,111
Below market ground lease	—	7,879		—	—	—
Acquired lease rights	7,839	1,215		3,687	3,380	1,786
In-place lease values	2,701	4,358		2,845	7,262	1,136
Acquired lease obligations	(1,306)	(10,109)		(3,439)	(3,352)	(2,097)
Assumed above-market mortgages	(8,243)	(6,533)		—	—	—

Total Purchase Price	$110,334	$61,585		$83,645	$93,365	$54,383

(A) – The Tallahassee Mall is subject to an operating ground lease.

1.	The Foothills Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average amortization expense periods are 3.8 years, 3.7 years and 5.0 years, respectively.

2.	The Stratford Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average amortization expense periods are 3.7 years, 3.0 years and 3.4 years, respectively.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

3.	The Colonie Center Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average amortization expense periods are 4.0 years, 3.7 years and 4.7 years, respectively.

4.	The Tallahassee Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average amortization expense periods are 2.9 years, 5.5 years and 3.2 years, respectively.

5.	The Northgate Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the weighted average amortization expense periods are 4.3 years, 2.4 years and 3.3 years, respectively.

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

Purchase price	$4,500
Reversal of minority interest recorded by Predecessor	(995)

Acquisition of minority interest – allocated to in-place lease value	3,505

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

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3. Intangible Assets and Liabilities

At December 31, 2005 and 2004, the Company’s intangible assets and liabilities were as follows:

	Acquired Lease Rights	Acquired In-place Lease Values	Acquired Lease Obligations

Balance at December 31, 2003	$1,786	$1,136	$(2,097)

Acquisition of Stratford Mall	3,380	7,262	(3,352)
Write-off of fully amortized balances	(454)	(83)	126
Acquisition of minority interest	—	3,505	—

Balance at December 31, 2004	4,712	11,820	(5,323)

Acquisition of Colonie Center Mall	3,687	2,845	(3,439)
Colonie Center Mall earnout payments[1]	—	2,384	—
Acquisition of Tallahassee Mall	1,215	4,358	(10,109)
Tallahassee Mall acquisition of long-term lease	—	(366)	4,577
Acquisition of Northgate Mall	7,839	2,701	(1,306)

Balance at December 31, 2005	$17,453	$23,742	$(15,600)

[1]See footnote 12, commitments and contingencies

Accumulated Amortization

Balance at December 31, 2003	$(641)	$(277)	$496

Amortization during the year	(358)	(122)	216

Write-off of fully amortized balances	454	83	(126)

Balance at December 31, 2004	(545)	(316)	586

Amortization during the year	(2,703)	(4,328)	3,402

Balance at December 31, 2005	$(3,248)	$(4,644)	$3,988

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

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(Dollar Amounts in Thousands, Except Share and Per Share Data)

6. Mortgage Loans Payable

At December 31, 2005 and 2004, mortgage loans payable consisted of the following:

	2005	2004

Mortgage loan payable – interest only at 5.09% payable monthly, due November 2008, secured by the Foothills Mall property	$54,750	$54,750

Mortgage loan payable – interest only at 125 basis points over LIBOR (5.625% at December 31, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	—

Mortgage loan payable – interest only at 140 basis points over LIBOR (5.789% at December 31, 2005) payable monthly, due May 2006, secured by Colonie Center Mall property	50,766	—

Mortgage loan payable – interest at 8.60% payable monthly, due July 2009, secured by the Tallahassee Mall property	45,613	—

Mortgage loan payable – interest at 6.60% payable monthly, anticipated prepayment date of September 2012, secured by the Northgate Mall property	79,216	—

Total mortgages outstanding	305,345	54,750

Assumed above-market mortgage premiums, net	13,144	—

Total mortgage loans payable	$318,489	$54,750

     On July 12, 2005, the Company assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60% with an anticipated prepayment date of 2012 and a final maturity date of 2032. The Company determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above market premium totaled $714 for the twelve months ended December 31, 2005.

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

In June 2005, the Company completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 15, 2005. The Company extended the loan through May 15, 2006. The bridge loan contains various financial covenants requiring the Company to maintain certain property-level financial debt coverage ratios. At December 31, 2005, the Company did not satisfy two financial covenants and received a temporary waiver from the financial institution. The Company plans to replace the bridge loan with a three to five year first mortgage loan prior to the May 2006 maturity date. In order to comply with certain quarterly financial covenants, subsequent to December 31, 2005, the Company has reduced the outstanding bridge loan balance by $3,000.

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

In connection with the Formation Transactions, the Company agreed to maintain approximately $10,000 of indebtedness, and to offer Mr. Feldman, or his affiliates, the option to guarantee $10,000 of the Company’s indebtedness, in order to defer certain tax liabilities. The obligation to maintain such indebtedness extends through 2013. As of December 31, 2005, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeff Erhart, currently guarantees $8,000 of the loan secured by the Stratford Square Mall.

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

As of December 31, 2005, the Company also has commitments to make tenant improvements and other capital expenditures in the amount of approximately $437. In addition, in connection with leases that have been signed during 2005 included in the redevelopment expansion funds of the malls and current redevelopment activity, the Company is committed to or expected to spend approximately $45,346 in 2006 and 2007.

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

On December 31, 2005, the derivative instruments were reported as an asset at a fair value of approximately $1,157 and is recorded in other assets. Over time, the unrealized gain of $1,099 held in Accumulated Other Comprehensive income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $708 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

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

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,		Period from September 24, 2003 Date of Inception) to December 31, 2003

	2005	2004

Cash Flows From Operating Activities:
Net (loss) income	$(1,815)	$1,747	$791
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,216	1,649	245
Amortization of deferred financing costs	361	343	57
Net change in revenue related to acquired lease rights/obligations	(284)	(805)	(289)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(1,655)	(401)	(501)
Restricted cash relating to operating activities	(66)	51	(51)
Other assets	(130)	(66)	(247)
Due from/to affiliates	37	218	(173)
Accounts payable, accrued expenses and other liabilities	597	141	416
Deferred revenue	132	28	83

Net cash provided by operating activities	393	2,905	331

Cash Flows From Investing Activities:
Real estate acquisition	—	—	(18,058)
Expenditures for real estate improvements	(3,396)	(36,416)	(2,595)
Expenditures for leasing costs	(110)	(345)	(400)
Tenant lease buyout payment	—	—	(6,000)

Net cash used in investing activities	(3,506)	(36,761)	(27,053)

Cash Flows From Financing Activities:
Proceeds from mortgage loan payable	8,668	30,910	13,388
Repayment of mortgage loan payable	(3,216)	—	—
Proceeds from government grants	4,750	1,000	—
Payment of deferred financing costs	(228)	(26)	(753)
Capital contributions	—	2,375	14,440
Distributions	(6,500)	—	—

Net cash provided by financing activities	3,474	34,259	27,075

Net increase in cash and cash equivalents	361	403	353
Cash and cash equivalents, beginning of period	756	353	—

Cash and cash equivalents, end of period	$1,117	$756	$353

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$2,121	$594	$96

Non-cash financing and investing activities:
Receivable relating to government grants for real estate improvements	$250	$3,125	$—

Accrued expenses relating to real estate improvements	$—	$2,194	$—

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

Ownership Percentage

Feldman Harrisburg General Partner, Inc. – general partner	1.0%
Limited Partners:
Lubert-Adler investment partnerships	75.0%
Feldman Harrisburg Limited Partnership, LP (FHLP) (an affiliate of the general partner)	24.0%

In November 2003, FHLP exercised its option to purchase an additional 15% ownership interest from other partners, and thereby increased its ownership interest from 9% to 24%. In August 2004, the partners made additional contributions of $2,375 to the Partnership to fund certain capital expenditures. In July 2005, the Partnership distributed $6,500 to the partners from the proceeds of the refinancing of the Property’s first mortgage loan.

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

     Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail property are recognized on a straight-line basis over the non-cancelable terms of the related leases, which are all accounted for as operating leases. Allowances, if any, given to tenants for general use will be accounted for as lease incentives and amortized on the straight-line basis over the lease terms and will reduce rental revenue. As of December 31, 2005 and 2004, approximately $780 and $349, respectively, have been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying financial statements. “Percentage rent” or rental revenue based upon a percentage of the sales recorded by the Partnership’s tenants is recognized in the period such sales were earned by the respective tenants. These amounts were approximately $463, $645 and $129 in 2005, 2004 and 2003, respectively, and are included in rental revenue in the accompanying financial statements.

Rental income is also recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, whereby the amortization of acquired favorable leases and acquired unfavorable leases is recognized as a reduction of or an addition to base rental income, respectively, over the terms of the respective leases. The net amounts included as an addition to base rental income in 2005, 2004 and 2003, respectively were approximately $284, $805, and $289, respectively.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees are recognized when the related leases are cancelled, the tenant surrenders the space, and the Partnership has no continuing obligation to provide services to such former tenants. The Partnership recognized lease termination fees of $16 for the year ended December 31, 2004. No lease termination fees were recognized for the year ended December 31, 2005 or the period from September 30, 2003 to December 31, 2003.

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

It is the Partnership’s policy to capitalize interest expense and real estate taxes directly related to properties under redevelopment and to depreciate these costs over the life of the related assets. The Partnership capitalized $514 of interest and $189 of real estate taxes during the year ended December 31, 2004. No such costs were capitalized in 2005 or 2003.

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

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

Land	$6,106
Building and improvements	9,092
Acquired lease rights(1)	1,486
Acquired lease obligations(1)	(3,013)
In-place lease value(1)	4,387

(1)	These intangibles are being amortized over the remaining lease terms. The weighted average remaining lease terms at December 31, 2005 are 4.2 years, 5.9 years and 16.4 years, respectively.

Back to Contents

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(Dollar amounts in thousands)

2. Summary of Significant Accounting Policies–(Continued)

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

The following tables reconcile the historical cost of the Partnership’s investments in real estate and accumulated depreciation for the years ended December 31, 2005, and 2004 and the period ended December 31, 2003.

	2005	2004	2003

Real Estate:
Balance, beginning of the period	$52,278	$17,793	$—
Acquisition of mall property	—	—	15,198
Additions during the period	953	34,485	2,595

Balance, end of period	$53,231	$52,278	$17,793

Accumulated Depreciation:
Balance, beginning of the period	$821	$76	$—
Depreciation during the period	2,360	745	76

Balance, end of period	$3,181	$821	$76

Real estate additions for 2005 and 2004 are net of $250 and $4,125, respectively in reimbursements from government grants.

5. Rents, deferred rents, and other receivables

At December 31, this account consists of the following:

	2005	2004

Tenant receivables, net	$84	$65
Government grants receivable	250	3,125
Accrued rents	780	349
Other receivable	68	488

Total	$1,182	$4,027

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

The mortgage loan is a line of credit whereby the Partnership can borrow up to $50,000. The outstanding principal balance of the loan shall not exceed 65% of the fair value of the Property. Advances on the loan can be made for certain tenant improvements, capital improvements, leasing commissions and other “soft” costs. During July 2005, the loan was amended and increased to $50,000 through a $7,200 second mortgage with no principal payments until the maturity date, which was extended to March 15, 2008. The interest rate was reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis. The effective rates on the loan at December 31, 2005 and 2004 were 5.99% and 5.67%, respectively. The Partnership and affiliates of the General Partner are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

Under certain circumstances, the Partnership may extend the maturity of the loan for three one-year periods. The Partnership may prepay the loan at any time without incurring any prepayment penalty.

Larry Feldman, an affiliate of the general partner, and certain Lubert-Adler investment partnerships have made guarantees up to $3,700 and $6,300, respectively, with respect to the Partnership’s mortgage loan. In March 2005, the guarantees made by Larry Feldman were assumed by Feldman Equities Operating Partnership, L.P., an entity affiliated with the general partner and FHLP.

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

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and, consequently, the Partnership’s credit risk is concentrated in the retail industry. One tenant accounts for more than 10% of the Partnership’s rental revenue in 2005. Rental income collected from this tenant aggregated to $1,123. No tenant exceeded 10% of rental income in 2004 and 2003.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report:

(1) and (2) “Financial Statements and Schedules” – see Index to Financial Statements included in Item 8.

(3)	The following documents are filed or incorporated by references as exhibits to this report:

Back to Contents

Exhibit

Number	Description

3.1	Amended and Restated Articles of Incorporation of Feldman Mall Properties, Inc. (1)
3.2	Second Amended and Restated Bylaws of Feldman Mall Properties, Inc. (2)
3.3	Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP. (5)
3.4	First Amendment to Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP. (5)
3.5	Declaration of Trust of Feldman Holdings Business Trust I. (1)
3.6	Declaration of Trust of Feldman Holdings Business Trust II. (1)
3.7	Amended and Restated Operating Agreement of Feldman Equities of Arizona, LLC, dated as of August 13, 2004 by and between Feldman Partners, LLC, Feldman Equities Operating Partnership, LP, Lawrence Feldman, Jeffrey Erhart and Edward Feldman. (1)
3.8	Second Amended and Restated Agreement of Limited Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005. (9)
10.1	Registration Rights Agreement, dated as of November 15, 2004, by and among Feldman Mall Properties, Inc. and the parties listed on Schedule I thereto. (1)
10.2	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman. (5)
10.3	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and James Bourg. (1)
10.4	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen. (1)
10.5	Employment Agreement, dated August 13, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart. (1)
10.6	Employment Agreement, dated November 6, 2004, by and between Feldman Mall Properties, Inc. and Thomas E. Wirth. (1)
10.7	Subscription Agreement, dated August 13, 2004, by and between Feldman Equities Operating Partnership, LP, Feldman Equities of Arizona, LLC and Feldman Mall Properties, Inc. (1)
10.8	Contribution Agreement, dated as of August 13, 2004, by and between James Bourg, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC. (1)
10.9	Irrevocable Contribution Agreement, dated as of August 13, 2004, by and between Lawrence Feldman, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I, Feldman Mall Properties, Inc. and Feldman Equities of Arizona, LLC. (1)
10.10	Contribution Agreement, dated as of August 13, 2004, by and between Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC. (1)
10.11	Contribution and Subscription Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart and Feldman Equities of Arizona, LLC. (1)
10.12	Dubin Ownership Interest Assignment Agreement dated as of August 13, 2004, by and between Dennis Dubin, Mildred Dubin and Feldman Equities of Arizona, LLC. (1)
10.13	Ash Ownership Interests Assignment Agreement, dated as of August 13, 2004, by and among Ash Foothills Investors, LLC, Bruce Ash, Paul Ash and Feldman Equities of Arizona, LLC. (5)
10.14	Merger Agreement, dated as of August 13, 2004, by and between Feldman Equities General Partner Inc., Feldman Equities General Partner Merger Inc., Feldman Equities Partners, LLC and Feldman Mall Properties, Inc. (1)
10.15	FHGP Merger Agreement, dated as of August 13, 2004, by and between Feldman Harrisburg General Partner Inc., Feldman Harrisburg General Partner Merger Inc., Feldman Partners, LLC and Feldman Mall Properties, Inc. (1)
10.16	Recapitalization Agreement, dated as of August 13, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc. (1)
10.17	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and James Bourg. (5)
10.18	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Kaplan. (5)
10.19	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Thomas Wirth. (5)

Back to Contents

10.20	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart. (5)
10.21	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen. (5)
10.22	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman. (5)
10.23	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Bruce Moore. (5)
10.24	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Paul McDowell. (5)
10.25	Erhart Redemption Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.26	Feldman Partners, LLC Redemption Agreement, dated as of August 13, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.27	Purchase and Sale Agreement, dated as of September 29, 2004, by and between BRE/Colonie Center LLC. and Feldman Equities Operating Partnership, LP. (1)
10.28	First Amendment to Purchase and Sale Agreement, dated December 13, 2004, by and between BRE/Colonie Center LLC and Feldman Equities Operating Partnership, LP. (3)
10.29	Second Amendment to Purchase and Sale Agreement, dated January 28, 2005, by and between BRE/Colonie Center LLC, FMP Colonie Center LLP and Feldman Equities Operating Partnership, LP. (3)
10.30	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.31	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Lawrence Feldman, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.32	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between James Bourg, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.33	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Scott Jensen, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.34	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Jeffrey Erhart, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP. (1)
10.35	Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as of September 30, 2003. (1)
10.36	First Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as October 1, 2003. (1)
10.37	Second Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated November 13, 2003. (1)
10.38	Agreement Regarding Feldman Lubert Adler Harrisburg LP, dated July 19, 2004. (1)
10.39	First Amendment to Feldman Partners, LLC Redemption Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc. (1)
10.40	First Amendment to Recapitalization Agreement, dated as of November 15, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc. (1)
10.41	2004 Incentive Bonus Plan. (1)
10.42	2004 Equity Incentive Plan. (1)
10.43	Purchase and Sale Agreement, dated as of December 29, 2004, by and between LaSalle Bank National Association and FMP Stratford LLC.(4)
10.44	Form of Restricted Stock Agreement (5)
10.45	Employment Agreement dated November 15, 2005, by and between Feldman Mall Properties, Inc. and Wayne Snyder. (6)
10.46	Employment Agreement dated December 23, 2005, by and between Feldman Mall Properties, Inc. and Lloyd Miller. (7)
10.47	Contract for Sale and Purchase, dated April 20, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC. (8)

Back to Contents

10.48	Amendment to Contract for Sale and Purchase, dated May 3, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC. (8)
10.49	Second Amendment to Contract for Sale and Purchase, dated June 23, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC. (8)
10.50	Second Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005.(9)
10.51	Amended and Restated Membership Interest Purchase Agreement, dated May 13, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker. (10)
10.52	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated June 9, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker. (10)
10.53	Second Amendment to Amended and Restated Membership Interest Purchase Agreement, dated July 1, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker. (10)
10.54	Real Estate Purchase and Sale Agreement, dated April 27, 2005, by and among Northgate Investments, LLC and FMP Northgate Outparcel LLC. (10)
14.0	Code of Business Conduct and Ethics (5)
21.1	List of Subsidiaries of Feldman Mall Properties, Inc. (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

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

FELDMAN MALL PROPERTIES, INC. Registrant
Date: April 5, 2006	By: /S/ Larry Feldman
Larry Feldman Chairman and Chief Executive Officer

Date: April 5, 2006	By: /S/ Thomas Wirth
Thomas Wirth Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Larry Feldman	Chairman and Chief Executive Officer (principal executive officer)	April 5, 2006

Larry Feldman

/S/ Thomas Wirth	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 5, 2006

Thomas Wirth

/S/ James Bourg	Executive Vice President and Chief Operating Officer and Director	April 5, 2006

James Bourg

/S/ Bruce Moore	Director	April 5, 2006

Bruce Moore

/S/ Paul McDowell	Director	April 5, 2006

Paul McDowell

/S/ Lawrence Kaplan	Director	April 5, 2006

Lawrence Kaplan