Form 10-Q
period 2006-03-31
Feldman Mall Properties, Inc.
filed 2006-05-10
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended from March 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File No. 001-32365

FELDMAN MALL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-4284187 (I.R.S. Employer Identification No.)

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated Filer Non-accelerated Filer

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes No

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 13,098,400 at April 26, 2006.

FELDMAN MALL PROPERTIES, INC.

Back to Index

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	March 31, 2006	December 31, 2005

Assets:	(Unaudited)
Investments in real estate, net	$399,246	$396,108
Investment in unconsolidated real estate partnership	3,158	3,153
Cash and cash equivalents	26,231	14,331
Restricted cash	8,044	7,707
Rents, deferred rents and other receivables, net	6,103	5,763
Acquired below-market ground lease, net	7,777	7,811
Acquired lease rights, net	13,321	14,205
Acquired in-place lease values, net	18,093	19,098
Deferred charges, net	4,585	2,843
Other assets, net	8,379	4,466

Total Assets	$494,937	$475,485

Liabilities and Stockholders’ Equity:
Mortgage loans payable	$314,278	$318,489
Junior subordinated debt obligation	29,380	—
Due to affiliates	5,320	5,303
Accounts payable, accrued expenses and other liabilities	18,120	19,672
Dividends and distributions payable	3,342	3,331
Acquired lease obligations, net	11,028	11,612

Total liabilities	381,468	358,407

Minority interest	11,588	12,117
Commitments and contingencies (note 10)

Stockholders’ Equity
Common stock ($0.01 par value, 200,000,000 shares authorized, 13,098,400 and 13,050,370 issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	131	131
Additional paid-in capital	119,833	119,643
Distributions in excess of earnings	(20,270)	(15,912)
Accumulated other comprehensive income	2,187	1,099

Total Stockholders’ Equity	101,881	104,961

Total Liabilities and Stockholders’ Equity	$494,937	$475,485

See accompanying notes to condensed consolidated financial statements.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,

	2006	2005

Revenue:
Rental	$10,690	$5,950
Tenant reimbursements	5,339	3,188
Management, leasing and development services	145	151
Interest and other income	504	283

Total Revenue	16,678	9,572

Expenses:
Rental property operating and maintenance	5,524	3,049
Real estate taxes	2,052	1,165
Interest (including amortization of deferred financing costs)	4,175	1,649
Depreciation and amortization	4,446	1,878
General and administrative	1,881	1,369

Total Expenses	18,078	9,110
Equity in loss of unconsolidated real estate partnership	(145)	(44)

(Loss) Income before minority interest	(1,545)	418
Minority interest	167	(48)

Net (Loss) Income	$(1,378)	$370

Basic (loss) earnings per share	$(0.11)	$0.03

Diluted earnings per share	$—	$0.03

Basic weighted average common shares outstanding	12,798	12,216
Weighted average common stock equivalents outstanding	—	1,593

Diluted weighted average common shares outstanding	12,798	13,809

See accompanying notes to condensed consolidated financial statements.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands, Except Share Data)

(Unaudited)

Three Months Ended March 31, 2006

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income (Loss)

Balance at December 31, 2005	13,050,370	$131	$119,643	$(15,912)	$1,099	$104,961	$(1,534)
Net loss	—	—	—	(1,378)	—	(1,378)	(1,378)
Unrealized gain on derivative instruments, net of $1 recorded in interest expense	—	—	—	—	1,088	1,088	1,088
Deferred compensation plan and stock awards	48,030	—	—	—	—	—	—
Amortization of deferred compensation plan	—	—	190	—	—	190	—
Dividends	—	—	—	(2,980)	—	(2,980)	—

Balance at March 31, 2006	13,098,400	$131	$119,833	$(20,270)	$2,187	$101,881	$(1,824)

See accompanying notes to condensed consolidated financial statements.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash Flows From Operating Activities:
Net (loss) income	$(1,378)	$370
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,447	1,878
Amortization of deferred financing costs	167	94
Provision for doubtful accounts receivable	236	83
Non cash stock compensation	190	112
Interest expense (accretion) amortization, net	(791)	75
Amortization of ground rent	34	—
Minority interest	(167)	48
Equity in loss of unconsolidated real estate partnership	145	44
Net change in revenue related to acquired lease rights/obligations	177	(181)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(576)	(1,766)
Restricted cash relating to operating activities	155	(1,030)
Other deferred costs	(849)	(284)
Other assets, net	103	542
Accounts payable, accrued expenses and other liabilities	(3,211)	1,530

Net cash (used in) provided by operating activities	(1,318)	1,515

Cash Flows From Investing Activities:
Advances to unconsolidated real estate partnership	(150)	—
Other	(880)	—
Real estate acquisition deposits	(2,400)	—
Expenditures for real estate improvements	(4,355)	(596)
Real estate acquisitions, net of acquired assets and assumed liabilities	—	(84,380)
Change in restricted cash relating to investing activities	(492)	(203)

Net cash used in investing activities	(8,277)	(85,179)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	29,380	—
Proceeds from promissory note	5,000	—
Repayment of promissory note	(5,000)	—
Proceeds from equity offering (net of underwriters’ fees)	—	20,800
Payment of offering costs	—	(3,754)
Proceeds from mortgage loans payable	—	75,000
Repayment of mortgage loans payable	(3,403)	—
Payments to affiliates	—	(4,020)
Payment of deferred financing costs	(1,151)	(954)
Distributions and dividends	(3,331)	—

Net cash provided by financing activities	21,495	87,072

Net change in cash and cash equivalents	11,900	3,408
Cash and cash equivalents, beginning of period	14,331	15,607

Cash and cash equivalents, end of period	$26,231	$19,015

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,694	$1,403

Supplemental disclosures of non cash operating, investing and financing activities:
Accrued renovation costs	$1,926	$—

Assets acquired in connection with real estate acquisition	$—	$1,147

Liabilities assumed in connection with real estate acquisition	$—	$412

Unrealized gain on derivative instruments	$1,088	$928

Dividends and distributions payable	$3,342	$3,778

See accompanying notes to condensed consolidated financial statements

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

March 31, 2006

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

The Company, a real estate investment trust, or REIT, was incorporated in Maryland on July 14, 2004. The Company closed its initial public offering of its common stock on December 16, 2004 (the “Offering”). The Company’s wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in and collectively own 89.1% of Feldman Equities Operating Partnership, LP (the “Operating Partnership”). The Company, through such subsidiaries, has control over major decisions of the Operating Partnership, including decisions related to sale or refinancing of the properties. The Company, the Operating Partnership and Feldman Equities Management LLC (the “Service Company”) were formed to continue to operate and expand the business of the Predecessor. The Company consolidates the financial statements of the Operating Partnership. Until the completion of the Offering, the Company, the Operating Partnership and the Service Company had no operations.

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

As part of the Formation Transactions, the owners of the Predecessor contributed their ownership interests in the Predecessor to the Operating Partnership. The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. Currently, these contributors own 10.9% of the Operating Partnership as limited partners.

The Company has elected the status of and qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of 100% of the interests in the Predecessor, in exchange for Units in the Operating Partnership (“OP Units”). The Operating Partnership may acquire additional interests in certain properties from unaffiliated third parties, to be paid in cash. In connection with the Formation Transactions, the Operating Partnership assumed debt and other obligations. This exchange of interests was accounted for as a reorganization of entities under common control.

As of March 31, 2006, the Company owned five real estate properties totaling approximately 5.4 million square feet, which includes approximately 3.3 million square feet owned by anchor tenants. The Company also has a minority interest in a partnership owning the Harrisburg Mall in Harrisburg, Pennsylvania totaling approximately 922,000 square feet.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements for interim financial information have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2006 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation and Equity Method of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company and the Predecessor include the accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

The contribution of the Predecessor to the Operating Partnership in the Formation Transactions in exchange for OP Units has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. The minority interest in one of the Predecessor’s subsidiaries was acquired for cash, and has been accounted for as a purchase, with the excess of the purchase price over the related historical cost basis of the minority interest being allocated to the assets acquired and the liabilities assumed.

The Company evaluates its investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially owned entity is a “variable interest entity”, or a “VIE,” and the Company is the “primary beneficiary” as defined in FIN 46R, the Company accounts for such investment as a consolidated subsidiary.

For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company considers the accounting set forth in AICPA Statement of Position No. 78-9– Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and the Company does not exercise direct or indirect control.

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

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

The Company has determined that Feldman Lubert Adler Harrisburg, L.P. is not a VIE. It accounts for its investments in the Harrisburg Mall partnership under the equity method of accounting. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

The Company evaluates the consolidation of entities in which the Company is the sole general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on this criterion, the Company does not consolidate its investment in Feldman Lubert Adler Harrisburg, L.P.

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

Critical Accounting Policies and Management’s Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. They also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these amounts.

The Company has identified certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. On an ongoing basis, the Company evaluates estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable, and investments in real estate, and asset impairment. The estimates are based on information that is currently available to the Company and on various other assumptions that management believes are reasonable under the circumstances.

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

The Company is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the investments in real estate. These assessments have a direct impact on the net income (loss) because if the Company were to shorten the expected useful lives of its investments in real estate, the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income or higher net loss on an annual basis.

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

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Restricted Cash

Restricted cash includes escrowed funds and other restricted deposits in conjunction with the Company’s loan agreements and cash restricted for property-level marketing funds.

Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail properties are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. As of March 31, 2006 and December 31, 2005, approximately $2,019 and $1,849, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying unaudited condensed consolidated financial statements. “Percentage rent”, or rental revenue that is based upon a percentage of the sales recorded by the Company’s tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Company recorded $286 and $0 of lease termination fees, net of deferred rent and related intangibles adjustments for the three months ended March 31, 2006 and 2005, respectively.

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

The Company provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying unaudited condensed consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,234 and $998 as of March 31, 2006 and December 31, 2005, respectively.

Deferred Charges

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of the Company’s employees provide leasing services to the wholly owned properties. A portion of their compensation, approximating $291 and $108 for the three months ended March 31, 2006 and 2005, respectively, and are being amortized over an estimated weighted average lease term of approximately seven years. The related amortization expense for the three months ended March 31, 2006 and 2005 was $5 and $0, respectively.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

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

For redevelopment of existing operating properties, the net carrying value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalization costs of the property do not exceed the estimated fair value of the redeveloped property when complete. Real estate taxes and insurance incurred during construction periods are capitalized and amortized on the same basis as the related assets. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives consistent with constructed assets. The Company capitalized interest in the amount of $56 and $11, insurance of $7 and $0, and real estate taxes of $69 and $0 during the three months ended March 31, 2006 and 2005, respectively.

Certain of the Company’s employees provide construction services to the wholly owned properties. A portion of their compensation, approximately $110 and $0 for the three months ended March 31, 2006 and 2005, respectively, has been capitalized into these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.

Pre-development costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of a property, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Accumulated depreciation was $15,615 and $12,421 at March 31, 2006 and December 31, 2005, respectively.

Conditional Asset Retirement Obligations

The Company owns certain properties that contain asbestos and could require the Company to perform future remediation. Although the Company may have a legal obligation to remediate any asbestos contained in any of the Company’s investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, the Company does not believe that the current estimation of that liability, and the related asset and cumulative catch-up of any accretion or depreciation, is material to our consolidated financial statements. The time period for any of this work is indeterminate as there is no obligation to perform any amount of such work that is material to the consolidated financial statements in conjunction with any current renovation or construction project. Accordingly, these amounts are not material to the Company’s consolidated financial statements.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

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

 Purchase Accounting for Acquisition of Interests in Real Estate Entities

The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and related improvements based on management’s determination of the relative fair values of these assets. Historically, management determined the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. For the two most recent acquisitions, the Company has changed its methodology to determine the as-if vacant value by using a replacement cost method, adjusted by both physical condition and possible obsolescence of the property acquired. Under this method, the Company obtains valuations from a qualified third-party utilizing relevant third-party property condition and Phase I environmental reports. The Company believes the replacement cost method closely approximates its previous methodology and is a better determination of the as-if vacant fair value.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in acquired lease rights in the accompanying unaudited condensed consolidated balance sheets) are amortized as a reduction of rental income over the remaining, non-cancelable, terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligation in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate/bargain renewal periods in the respective leases.

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

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

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

Purchase accounting was applied to the assets and liabilities related to the real estate properties when the Company acquired Colonie Center Mall, located in Albany, New York on February 1, 2005, Tallahassee Mall located in Tallahassee, Florida on June 28, 2005 and Northgate Mall located in Cincinnati, Ohio on July 12, 2005. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values.

Accumulated amortization for acquired lease rights and in place lease values were $4,184 and $5,848 and $3,248 and $4,644 at March 31, 2006 and December 31, 2005, respectively. Accumulated amortization of acquired lease obligations were $4,747 and $3,988 at March 31, 2006 and December 31, 2005, respectively.

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

	Northgate	Tallahassee		Colonie

Land	$11,120	$—	(A)	$9,045
Building and improvements	98,223	64,775		71,507
Below market ground lease	—	7,879		—
Acquired lease rights	7,839	1,215		3,687
In-place lease values	2,701	4,358		2,845
Acquired lease obligations	(1,306)	(10,109)		(3,439)
Assumed above-market mortgages	(8,243)	(6,533)		—

Total Purchase Price	$110,334	$61,585		$83,645

(A) – The Tallahassee Mall is subject to an operating ground lease.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the results of operations for the three months ended March 31, 2005 as though the acquisitions of Colonie Center Mall, Tallahassee Mall and Northgate Mall had occurred on January 1, 2005:

2005

Pro forma revenues	$16,670
Pro forma net income	$179
Pro forma earnings per common share-basic	$0.01
Pro forma earnings per common share and common share equivalents-diluted	$0.01
Pro forma common shares-basic	12,392,895
Pro forma common shares and common share equivalents-diluted	13,986,359

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

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

The Company has elected or may elect to treat certain existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS’s. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal and State income tax. Currently, the TRS’s generate no income or are marginally profitable, resulting in minimal or no Federal and State income tax liability for these entities. With the exception of the TRS’s, the Company has paid no income taxes for the periods presented, nor incurred any tax liability or expense.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income/loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Based on the Company’s loss for the three months ended March 31, 2006, the basic and diluted weighted average common shares outstanding were 12,798,310. The Company’s computation for EPS excludes potentially dilutive securities for unvested restricted shares issued to certain employees totaling 333,130 (284,069 on a weighted-average basis) for the three months ended March 31, 2006 and 1,593,464 OP Units for the three months ended March 31, 2006 as such securities are anti-dilutive. Based on the Company’s net income for the three months ended March 31, 2005, the basic and diluted weighted average common shares outstanding were 12,215,117 and 13,808,581, respectively. The dilutive securities represent 1,593,464 of the Company’s OP Units for the three months ended March 31, 2005.

2005 Comprehensive Income

The Company’s comprehensive loss for the three months ended March 31, 2005, was $1,239 and was comprised of the Company’s net income totaling $370 and unrealized gain on derivative instruments totaling $869 for the same three month period.

Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and operates in one reportable segment, the retail mall real estate.

Share-Based Deferred Compensation

The Company adopted SFAS 123R in 2005, which did not have a material effect on the condensed consolidated financial statements. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company has a deferred compensation plan which has granted 333,130 of restricted common stock to certain employees. The restricted shares will vest on a pro rata basis over periods ranging from two to five years. The shares were valued at $3,762 based on the market price of the shares on the date of grant.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

The Company is authorized to grant up to 469,221 shares of common stock to employees. During the three months ended March 31, 2006, the Company granted 48,030 shares at an average price of $11.81 per share, which vest over five years. During 2005, 15,616 shares were forfeited. As of March 31, 2006 and December 31, 2005, there were 300,089 and 285,100 unvested shares, respectively. The value of the unamortized compensation expense totaled $3,123 and has a weighted-average amortization period of 4.89 years as of March 31, 2006.

Share based compensation expense included in net income for the three months ended March 31, 2006 and 2005 was $104 and $112, respectively. Gross share-based compensation was $190 and $112 for the three months ended March 31, 2006 and 2005, respectively of which $86 and $0 were capitalized for the three months ended March 31, 2006 and 2005, respectively.

The Company has adjusted the presentation of stockholders’ equity at December 31, 2005 to reflect the accounting for the awards of unvested shares to employees in accordance with SFAS 123R. The effect of the adjustment is to eliminate the unamortized deferred stock compensation, with a corresponding reduction to additional paid-in capital, in the amount of $2,756 as of December 31, 2005. This adjustment had no net effect on total stockholders’ equity.

Derivatives and Hedges

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The application of SFAS 133 may increase or decrease our reported net income (loss) and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

3. Mortgage Loans Payable

At March 31, 2006 and December 31, 2005, mortgage loans payable consisted of the following:

	2006	2005

Mortgage loan payable — interest only at 5.09% payable monthly, due November 1, 2008, secured by the Foothills Mall property	$54,750	$54,750
Mortgage loan payable – interest only at 125 basis points over LIBOR (6.00% at March 31, 2006 and 5.625% at December 31, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	75,000
Mortgage loan payable – interest only at 140 basis points over LIBOR (6.15% at March 31, 2006 and 5.789% at December 31, 2005) payable monthly, due May 2006, secured by Colonie Center Mall property	47,766	50,766
Mortgage loan payable – interest at 8.60% payable monthly, due July 1, 2009, secured by the Tallahassee Mall property	45,476	45,613
Mortgage loan payable – interest at 6.60% payable monthly, due September 1, 2012, secured by the Northgate Mall property	78,950	79,216

Total mortgages outstanding	301,942	305,345
Assumed above-market mortgage premiums, net	12,336	13,144

Total mortgage loans payable	$314,278	$318,489

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage Loans Payable – (Continued)

On July 12, 2005, the Company assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. The Company determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above market premium totaled $351 for the three months ended March 31, 2006.

On June 28, 2005, the Company assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. The Company determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above market premium totaled $457 for the three months ended March 31, 2006.

June 2005, the Company completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 1, 2005, which has since been extended to May 2006. The bridge loan contains various financial covenants requiring the Company to maintain certain property-level financial debt coverage ratios. The Company plans to replace the bridge loan with a three to five year first mortgage loan or extend the current mortgage prior to the May 15, 2006 maturity date. In order to comply with certain quarterly financial covenants, during March 2006, the Company reduced the outstanding bridge loan balance by $3,000.

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

During December 2005, the Company entered into a $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of the Company’s forecasted cashflows on LIBOR-based loans at 4.91% per annum for that period.

Aggregate principal payments of our mortgage loans as of March 31, 2006 are as follows:

2006	$48,891
2007	1,644
2008	131,494
2009	45,180
2010	1,331
2011 and thereafter	73,402

Total principal payments	301,942
Assumed above-market mortgage premiums, net	12,336

Total	$314,278

Certain of our mortgage loans payable contain various financial covenants requiring the Company to maintain certain financial debt coverage ratios, among other requirements. As of and for the three months ended March 31, 2006, the Company was in compliance with these debt covenants.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

4. Junior Subordinated Debt Obligation

During March 2006, the Company completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of fixed/floating rate preferred securities issued by its wholly-owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by the Company. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The notes mature April 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning after April 2011. The preferred and common securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the redemption or maturity of the notes.

The principal amount of the junior subordinated notes of $29,380 is reported as an obligation on the Company’s condensed consolidated balance sheet at March 31, 2006. However, because the Company is not deemed to be the primary beneficiary of the trust under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, the Company accounts for its investment under the equity method of accounting and records its investment in the trust’s common shares of $880 as part of other assets on the Company’s condensed consolidated balance sheet.

The Company has entered into a parent guarantee agreement for the purpose of guaranteeing the payment, after the expiration of any grace or cure period, of any amounts required to be paid. The obligations of the Company under the parent guarantee agreement constitute unsecured obligations of the Company and rank subordinate and junior to all senior debt of the Company. The parent guarantee agreement will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated notes upon liquidation of the trust.

5. Related Party Transactions

Since September 2003, the Company provides certain property management, leasing and development services to its unconsolidated real estate partnership for an annual management fee of 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreement. In addition, the Company earns brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnership aggregated $145 and $147 for the three months ended March 31, 2006 and 2005, respectively. These fees are recorded in management, leasing and development services on the accompanying unaudited condensed consolidated statements of operations.

Prior to being employed by the Company on November 15, 2005, an officer provided construction management services to the Company. Fees charged by the officer to the Company for the three months ended March 31, 2005 totaled $39.

The Company has entered into a consulting contract with Ed Feldman, father of the Company’s chairman and CEO, Larry Feldman, to provide professional acquisition services. The agreement pays Mr. Feldman $3 per month commencing July 1, 2005. For the three months ended March 31, 2006, Mr. Feldman has received $6 and was due $3 at March 31, 2006.

6. Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases. The Company recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due as reduced by amortization of capitalized above-market lease values. Amounts included in rental revenue based on recording lease income on the straight-line basis for the three months ended March 31, 2006 and 2005 were $187 and $128, respectively.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

6. Rentals Under Operating Leases – (Continued)

The minimum future base rentals under non-cancelable operating leases as of March 31, 2006 are as follows:

Year ending December 31,
2006	$25,272
2007	31,266
2008	27,305
2009	23,565
2010	21,572
2011 and thereafter	82,300

Total future minimum base rentals	$211,280

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers. For the three months ended March 31, 2006 and 2005, no tenant exceeded 10% of rental revenues.

7. Due to Affiliates

At March 31, 2006 and December 31, 2005, due to affiliates primarily reflects obligations to make payments to certain owners of the Predecessor in connection with the Formation Transactions. As part of the Formation Transactions, the owners of the Predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the Formation Transactions upon the achievement of a 15% internal rate of return by the Company from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument which is recorded as an obligation of the Company as of the Offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $5,320 and $5,303 and is included in due to affiliates at March 31, 2006 and December 31, 2005, respectively. The fair value of this obligation is assessed by the Company’s management on a quarterly basis. The change in the fair value is included in interest expense in the accompanying unaudited condensed consolidated statements of operations.

8. Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2006 and December 31, 2005, 13,098,400 and 13,050,370 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock as of March 31, 2006. During 2005, the Company issued 2,000 fully-vested shares of its common stock to each of its three outside directors.

In January 2005, the Company sold 1,600,000 shares of its common stock at a gross price of $13.00 per share. The net proceeds from this offering were approximately $19,300.

In December 2005, we issued 369,375 shares of our common stock in connection with acquiring a long-term lease located at the Tallahassee Mall.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

9. Minority Interest

As of March 31, 2006 and December 31, 2005, minority interest relates to the interests in the Operating Partnership that are not owned by the Company, of approximately 10.9% and 11.3%, respectively. In conjunction with the formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received OP Units. Limited partners who acquired OP Units in the Formation Transactions have the right, commencing on or after December 16, 2005, to require the Operating Partnership to redeem part or all of their OP Units for cash, or an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

10. Commitment and Contingencies

In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

All of the Company’s malls that have non-owned parcels sharing common areas are subject to reciprocal easement agreements that address use and maintenance of common areas and often address other issues, including use restrictions and operating covenants. These agreements are recorded against the properties and are long term in nature.

In late 2005, the seller of Colonie Center Mall filed an arbitration claim against the Company alleging entitlement to over $4,000 in additional purchase price as a result of the Seller having presented a lease to the Company for a portion of the mall after the Company’s acquisition. That claim was settled in March 2006 for $2,000. The Company has accounted for payment of the additional purchase price and has allocated the payment as in increase to in-place lease value.

Adjacent to the Stratford Square Mall are six third-party owned anchor tenant spaces. The Company has entered into an operating agreement with these six anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreement terminates in March 2031.

As of March 31, 2006, the Company also has commitments to make tenant improvements and other capital expenditures in the amount of approximately $763. In addition, in connection with leases that have been signed through March 31, 2006 included in the redevelopment expansion funds of the malls and current redevelopment activity, the Company is committed to or expected to spend approximately $46,518 in 2006 and 2007.

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

The Company also has agreed to maintain approximately $10,000 of indebtedness, and to offer the contributors the option to guarantee $10,000 of the Operating Partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the Operating Partnership issued to them in the Formation Transactions. As of March 31, 2006, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeffrey Erhart, currently guarantees $8,000 of the loan secured by the Stratford Square Mall.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

11. Borrowings and Joint Venture with Kimco Realty Corp.

During February 2006, the Company entered into a contribution agreement with a subsidiary of Kimco Realty Corp. (“Kimco”) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona. Under the terms of the contribution agreement, the Company will contribute the Foothills Mall to a limited liability company at an agreed value of $104,100, plus certain closing costs. The closing date of the transaction is anticipated to be in early June of 2006 and is subject to the limited liability company’s ability to obtain new secured debt financing in the minimum amount of $73,200. At this loan amount, Kimco’s contribution to the limited liability company would be a maximum of approximately $25,000 and will be reduced on a dollar for dollar basis to the extent the actual loan amount exceeds the minimum amount of $73,200.

Pursuant to the terms of the contribution agreement, the Company expects to receive approximately $39,000 in cash from the transaction and expects that it will retain a capital interest in the Foothills Mall valued at $7,200. Kimco will receive a preferred return on its capital from the Foothills Mall’s cash flow. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, the Company is next entitled to receive an 8% preferred return on its capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to the Company. Additionally, the Company agreed to serve as the managing member of the limited liability company and will retain primary management, leasing and construction oversight.

During February 2006, the Company entered into a promissory note with Kimco Capital Corp. (the “Lender”), a subsidiary of Kimco, executed a revolving promissory note (the “Note”) in the amount of $17,200. The amounts outstanding under the loan bear an interest rate of 8% per annum to August 17, 2006 and 9% per annum for the period from August 18, 2006 to February 28, 2007 (the “Maturity Date”). The Note is due and payable in full upon the first to occur of the Maturity Date or closing of the contribution of the Foothills Mall to the limited liability company pursuant to the contribution agreement. During March 2006, the Company borrowed and repaid $5,000 from the Note. The Note is expected to be extinguished during the second quarter of 2006.

12. Investment in Unconsolidated Real Estate Partnerships

The Company has a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “Partnership”). The Partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003. Summarized financial information for this investment, which is accounted for by the equity method, is as follows:

	March 31, 2006	December 31, 2005

Investment in real estate, net	$49,510	$50,050
Receivables including deferred rents	1,229	1,182
Other assets	11,568	11,886

Total assets	$62,307	$63,118

Loan payable	$49,750	$49,750
Other liabilities	2,100	2,330
Owners’ equity	10,457	11,038

Total liabilities and owners’ equity	$62,307	$63,118

Company’s share of owners’ equity	$2,649	$2,794

The difference between the Company’s investment in the Partnership and its 25% of the Partnership’s owners’ equity is primarily due to the Company’s $500 acquisition of an interest held by a third party in 2004 and unpaid reimbursements of operating costs.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12. Investment in Unconsolidated Real Estate Partnerships – (Continued)

	Three Months Ended March 31,

	2006	2005

Revenue	$2,673	$2,700
Operating and other expenses	1,629	1,455
Interest expense (including the amortization of deferred financing costs)	792	546
Depreciation and amortization	833	876

Net loss	$(581)	$(177)

Company’s share of net loss	$(145)	$(44)

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan was subsequently amended in October 2004 to increase the lender’s commitment to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. During July 2005, the loan was amended and increased to a maximum commitment of $50,000 through a $7,200 second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate was reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis, of which the Company received $1,625. The effective rates on the loan at March 31, 2006 and December 31, 2005 were 6.37% and 5.99%, respectively.

Under certain circumstances the Partnership may extend the maturity of the loan for three, one-year periods. The loan may not be prepaid until after April 2006, after which the Partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63%, and the Company is liable for $1,850 or 37%.

The balance outstanding under the loan was $49,750, as of March 31, 2006 and December 31, 2005, and the Partnership intends to use cash flow from property operations to fund its capital expenditure commitments, which were $320 at March 31, 2006. The Company is required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

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

13. Fair Value of Financial Instruments

As of March 31, 2006 and December 31, 2005, the fair values of the Company’s mortgage loans payable and junior subordinated debt, were approximately the carrying values as the terms are similar to those currently available to the Company for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

14. Financial Instruments: Derivatives and Hedging

The following summarizes the notional and fair value of the Company’s derivative financial instrument at March 31, 2006. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks:

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

March 31, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

14. Financial Instruments: Derivatives and Hedging – (Continued)

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$1,769
Interest Rate Swap	$75,000	4.91%	1/2008	1/2011	$476

On March 31, 2006, the derivative instruments were reported as an asset at a fair value of approximately $2,245 and is recorded in other assets. Over time, the unrealized gain of $2,187 held in Accumulated Other Comprehensive Income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings.

The Company hedges exposure to variability in anticipated future interest payments on existing variable rate debt.

15. Subsequent Events

Golden Triangle Mall – Denton, Texas

On April 5, 2006, the Company acquired The Golden Triangle Mall in the Northeastern Dallas suburb of Denton, Texas, for approximately $40,000. Including non-owned anchors, the Golden Triangle Mall is a 765,000 square foot regional mall. The purchase price for the Golden Triangle Mall may be increased up to $2,200 if the seller is able to deliver an executed lease with Abercrombie & Fitch (Hollister), acceptable to the Company.

Funding for this acquisition was derived in part by the $28,500 received from the issuance of trust preferred securities issued in March 2006 and from a $24,500 secured loan from a third party lender.

Stratford Square Anchor Property Acquisition

On April, 7, 2006, the Company acquired the building occupied by JCPenney and related acreage at Stratford Square for a price of $6,650. The purchase price includes assumption of a loan secured by the property and having a principal balance of $3,486. The loan is self amortizing, bears interest at a 5.15% fixed rate, and matures in November 2013.

Secured Line of Credit – Denton, Texas

In connection with the acquisition of the Golden Triangle Mall, the Company entered into a $24,500 secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit contains certain financial covenants requiring the Company to, among other requirements, maintain certain financial coverage ratios.

Back to Index

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

A discussion of the results of operations of our company is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing our company to implement our growth and business plan over time. For the following reasons, the results of operations of our company may not be indicative of the results of our future operations:

•

On April, 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square for a price of $6.7 million. The purchase price includes assumption of a loan secured by the property and having a principal balance of approximately $3.5 million. The loan is self amortizing, bears interest at a 5.15% fixed rate, and matures in November 2013.

•

On April 5, 2006, we acquired the Golden Triangle Mall in the Northeastern Dallas suburb of Denton, Texas, for approximately $40.0 million. The purchase price for the Golden Triangle Mall may be increased up to $2.2 million if the seller is able to deliver an executed lease with Abercrombie & Fitch (Hollister), acceptable to us. Including non-owned anchors, the Golden Triangle Mall is a 765,000 square foot regional mall. At the date of purchase, including temporary tenants, the mall’s occupancy is 92% and excluding temporary tenants, the mall’s occupancy is 88%.

•

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.5 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios.

•

During March 2006, we completed the issuance and sale in a private placement of $28.5 million in aggregate principal amount of fixed/floating rate junior subordinated debt obligation (“the Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The Notes mature April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

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

Back to Index

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

Reimbursements from tenants, computed as a formula related to real estate taxes, insurance and other mall operating expenses, are recognized as revenues in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying condensed consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and we have no continuing obligation to provide services to such former tenants.

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

Principles of Consolidation and Equity Method of Accounting

Our unaudited condensed consolidated financial statements include all of the accounts of our company, our operating partnership and the wholly owned subsidiaries of our operating partnership by our predecessor. Property interests contributed to our operating partnership in the formation transactions in exchange for OP Units have been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. The combination did not require any material adjustments to conform the accounting principles of the separate entities. The remaining interests, which were acquired for cash, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and the liabilities assumed.

We evaluate the consolidation of entities in which we are the sole general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on this criteria, we do not consolidate its Harrisburg joint venture.

We evaluate our investments in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the investment is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary,” as defined in FIN 46R, we account for such investment as if it were a consolidated subsidiary.

For our investment which is not a VIE or in which we are not the primary beneficiary, we follow the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures as amended by EITF 04-05(“SOP 78-9”). In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control. Factors that we will consider in determining whether or not we exercise control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and

Back to Index

management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

We have determined that our investment in the Harrisburg Mall is not a VIE. We account for our investment in the joint venture that owns the Harrisburg Mall under the equity method of accounting. This investment is recorded initially at cost and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. We would expect the operations of the Harrisburg Mall to become consolidated with our company if we were to acquire the remaining interests in the joint venture that owns this property. We consolidate all of our other wholly-owned subsidiaries.

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

It is our policy to capitalize interest, insurance and real estate taxes related to properties under redevelopment and to depreciate these costs over the life of the related assets. Pre-development costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of a property, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

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

In connection with the formation transactions, we acquired our predecessor in exchange for the issuance of OP Units in our operating partnership and shares of our common stock. This exchange has been accounted for as a reorganization of entities under common control; accordingly, we recorded the contributed assets and liabilities at our predecessor’s historical cost.

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

We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if vacant basis, and to land determined either by real estate tax assessments, third party appraisals or other relevant data. For the two most recent acquisitions, we changed our methodology to determine the as-if vacant value by using a replacement cost

Back to Index

method. Under this method we obtain valuations from a qualified third party utilizing relevant third party property condition and Phase I environmental reports. . For the most recent acquisitions, the Company believes the replacement cost method closely approximates its previous methodology and is a better determination of the as-if vacant fair value as this method accounts for both physical condition and possible obsolescence of the property acquired.

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

We may use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. One of our derivative instruments is associated with forecasted cash flows. In that case, hedge effectiveness criteria also require, among other things, that it be probable that the underlying forecasted cash flows will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

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

Derivative instruments that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. All of our derivatives are designated cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no unrealized gains or losses due to changes in fair value are reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, would be recognized in current earnings during the period of change.

Back to Index

Results of Operations

Overview

The discussion below relates to the results of operations of our company which, throughout the three month period discussed below, was engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our public offering we acquired the Stratford square Mall in December 2004. During 2005, our company acquired the Colonie Center Mall (February 2005), Northgate Mall (June 2005) and Tallahassee Mall (July 2005), collectively the “Acquisition Properties” which are included in our consolidated results for the three months ended March 31, 2006, and not included, or partially included, in our results for the three months ended March 31, 2005. In connection with the redevelopment and repositioning period, some of our properties may experience decreases in occupancy and corresponding net operating income. We believe these lower occupancy and operating income trends are temporary and will improve once we have completed a significant portion of the redevelopment process. For the following reasons, the results of operations of our company for the three months ended March 31, 2006 may not be comparable to the corresponding period in 2005:

•

In January 2005, we completed a $75.0 million, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $30.0 million are complete, the total leverage is expected to decrease to approximately 61% of total anticipated cost. In connection with the Stratford Square Mall financing, during January 2005, the Company entered into a $75.0 million swap commencing February 2005 with an all-in-rate of 5.0% with a final maturity date in January 2008. The effect of the swap is to fix the interest rate on the Stratford Square Mall mortgage loan.

•

On February 1, 2005, we acquired Colonie Center, located in Albany, New York for an initial purchase price of $82.2 million and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. At March 31, 2006, shop occupancy, excluding temporary tenants, was 71.6%.

•

On June 28, 2005, we acquired the Tallahassee Mall, a 963,000 square foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The first mortgage assumed by us bears interest at a fixed rate of 8.60% and has a July 2009 maturity date. The property is subject to a long term ground lease that expires in the year 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. At March 31, 2006, shop occupancy, excluding temporary and anchor tenants, was 79.6%.

•

On July 12, 2005, we acquired Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110.0 million included the assumption of the existing mortgage loan in the approximate amount of $79.6 million plus cash in the amount of approximately $30.4 million. The first mortgage being assumed by us bears interest at a fixed rate of 6.60% and has a September 2012, maturity date. At March 31, 2006, shop occupancy, excluding temporary and anchor tenants, was 76.3%.

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenues

Rental revenues increased approximately $4.7 million, or 78%, to $10.7 million for the three months ended March 31, 2006 compared to $6.0 million for the three months ended March 31, 2005. The increase was primarily due to a $4.9 million increase from the Acquisition Properties and a $0.2 million increase at the Foothills Mall primarily due to increased mall occupancy. The increase was partially off-set by a $0.4 million decrease at the Stratford Square Mall due to lower occupancy as the property has commenced redevelopment activities.

Revenues from tenant reimbursements increased $2.1 million, or 66%, to $5.3 million for the three months ended March 31, 2006 compared to $3.2 million for the three months ended March 31, 2005. The increase was primarily due to a $2.0 million increase from the Acquisition Properties and a $0.2 million increase at the Foothills Mall due to increased occupancy. The increase was partially off-set by a $0.1 million decrease at the Stratford Square Mall due to lower occupancy as the property has commenced redevelopment activities.

Back to Index

Revenues from management, leasing and development services decreased $6,000, or 4.0%, to $145,000 for the three months ended March 31, 2006 compared to $151,000 for the three months ended March 31, 2005. The decrease was primarily due to the lower construction management fee revenues related to the 2005 completion of construction at the Harrisburg Mall.

Interest and other income increased $221,000, or 78%, to $504,000 for the three months ended March 31, 2006 compared to $283,000 for the three months ended March 31, 2005. The increase was primarily due to $286,000 of lease termination income and $47,000 from the acquisition properties. There was no lease termination income in the corresponding 2005 period. These increases were partially offset by lower interest income received in 2006 due to lower cash on hand as compared to 2005.

Back to Index

Expenses

Rental property operating and maintenance expenses increased $2.5 million, or 83%, to $5.5 million for the three months ended March 31, 2006 compared to $3.0 million for the three months ended March 31, 2005. The increase was primarily due to a $2.2 million increase from the Acquisition Properties and $0.3 million in higher operating costs at the Foothills Mall and Stratford Square Mall.

Real estate taxes increased $887,000, or 74%, to $2.1 million for the three months ended March 31, 2006 as compared to $1.2 million for the three months ended March 31, 2005. The increase was primarily due to an $857,000 increase from the Acquisition Properties, and the remaining increase was due to the Foothills and Stratford Square Malls from increased tax rates.

Interest expense increased $2.5 million or 156%, to $4.2 million for the three months ended March 31, 2006 compared to $1.6 million for the three months ended March 31, 2005. The increase was primarily due to (i) mortgage interest totaling $2.2 million from the Acquisition Properties, (ii) $0.2 million of higher interest on the Stratford Square Mall due to the interest rate swap which commenced on February 2005, and (iii) $0.1 million due to issuance of junior subordinated notes.

Depreciation and amortization expense increased $2.5 million, or 132%, to $4.4 million for the three months ended March 31, 2006 compared to $1.9 million for the three months ended March 31, 2005. The increase is primarily due to a $2.3 million increase in depreciation from the Acquisition Properties and a $0.2 million increase at the Foothills Mall due to the depreciation expense associated with the renovation improvements being placed into service.

General and administrative expenses increased $512,000, or 37%, to $1.9 million for the three months ended March 31, 2006 compared to $1.4 million for the three months ended March 31, 2005. The increase was primarily due to an increase in personnel costs and additional professional fees associated with being a publicly-traded REIT.

Equity in loss of unconsolidated real estate partnership represents our share of the equity in the losses of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled $145,000 for the three months ended March 31, 2006 as compared to $44,000 for the three months ended March 31, 2005. The 2006 loss at the Harrisburg Mall is primarily due to increased operating costs and increased interest expense due to increased loan balance and interest rates.

Minority interest for the three months ended March 31, 2006 and 2005 represents the unit holders in our operating partnership which represents 10.9% and 11.4%, respectively of our company’s loss or income.

Cash Flows

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Cash and cash equivalents were $26.2 million and $19.0 million, respectively, at March 31, 2006 and March 31, 2005.

Cash used in operating activities totaled $1.3 million for the three months ended March 31, 2006, as compared to cash provided by operating activities totaling $1.5 million for the three months ended March 31, 2005. The decrease in cash flow from operating activities is primarily due to (i) an increased in cash paid for interest expense totaling $3.3 million, (ii) an increase in general and administrative costs totaling $512,000, (iii) increased payments to vendor due to timing totaling $3.1 million and (iv) decreased cash operating income from Foothills and Stratford totaling approximately $300,000. These decreases in operating cash flow were partially off set by higher cash operating income totaling $4.1 million from the Acquisition Properties.

Net cash used in investing activities for the three months ended March 31, 2006 decreased to $8.3 million for the three months ended March 31, 2006 as compared to $85.2 million for the three months ended March 31, 2005. The decrease was primarily the result of cash required for the acquisition of the Colonie Center Mall totaling $84.4 million during 2005. The decrease was partially offset by $2.4 million of acquisition deposits related to the Golden Triangle Mall and Stratford Square Mall anchor and $4.4 million of higher capital expenditures primarily due to redevelopment at the Colonie Center and Stratford Square Malls.

Net cash provided by financing activities totaled $20.6 million for the three months ended March 31, 2006 as compared to $87.1 million for the three months ended March 31, 2005. The decrease of $65.6 million is primarily due to (i) net proceeds from the 2005 issuance of 1.6 million shares of common stock totaling $17.0 million, net of offering cost payments received in 2005, (ii) $75.0 million proceeds from our mortgage on Stratford Square Mall received in 2005 and

Back to Index

(iii) repayment of mortgage loans payable totaling $3.4 million in 2006. The 2005 increases were partially off-set by the $29.4 million proceeds from the Company junior subordinated debt obligation received in 2006, and the payment of dividends/distributions.

Liquidity and Capital Resources

Overview

As of March 31, 2006, we had approximately $26.2 million in cash and cash equivalents on hand. The cash on hand, and additional borrowings, were primarily applied to fund the acquisition of the Golden Triangle Mall, acquired April 2006for $40.0 million. In April 2006, we also obtained a secured line of credit in the amount of $24.5 million. This line of credit is secured by the Golden Triangle Mall and bears interest at LIBOR plus 1.40% per annum and expires in April 2008. The secured line of credit contains certain restrictive financial covenants that require, among other things, maintaining minimum coverage ratios. We believe the secured line of credit will enhance our financial flexibility and access to capital, which should play an important role in allowing our company to implement its growth and business plan over time. This additional capital will allow us to acquire additional assets and commence significant redevelopment projects on our recently acquired assets. At March 31, 2006, our total consolidated indebtedness outstanding was approximately $331.3 million, or 67% of our total assets.

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

Short Term Liquidity Requirements

Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to unit holders in our operating partnership, funds for capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and our existing cash. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2006, we had commitments to make tenant improvements and other capital expenditures at our properties in the amount of approximately $763 to be incurred during 2006, which we intend to fund from existing cash and cash from operating activities. We expect the cost of recurring capital improvements and tenant improvements for our properties to be approximately $20.7 million for the remainder of 2006. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In addition, during 2006 we have announced/completed the following capital transactions:

During March 2006, we completed the issuance and sale in a private placement of $28.5 million in aggregate principal amount of fixed/floating rate trust preferred securities issued by one of our wholly owned subsidiaries. The trust preferred securities require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The notes mature April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

On March 14, 2006, we announced that our Board of Directors declared a dividend of $0.2275 per common share. This distribution reflects the regular dividend for the period January 1, 2006 to March 31, 2006. The dividend was paid on April 14, 2006 to shareholders of record at the close of business on March 31, 2006.

On February 22, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Kimco Realty Corp. (NYSE: KIM) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona.

Under the terms of the joint venture, one of our subsidiaries will convey the property to the joint venture at a price of $104 million, plus closing costs. Our current historical book basis in the property, net of $6.5 million in accumulated depreciation, is approximately $56.9 million. Our historical book basis of $56.7 million equals the historical basis of our predecessor at the time of the offering plus additional capital purchases less depreciation that we incurred. At the time of the initial public offering, we issued consideration to the sponsors that valued the property at approximately $92.0 million. The closing date of the joint venture is anticipated to be in early May of 2006 and is subject to the joint venture’s ability to

Back to Index

obtain new mortgage financing. We estimate that Kimco’s contribution to the venture will be a maximum of approximately $25.0 million. At closing, we expect to derive approximately $39.0 million in cash and retain a $7.2 million equity interest in the joint venture.

On February 22, 2006, we entered into a promissory note with Kimco Capital Corp. (the “Lender”), a subsidiary of Kimco, executed a revolving promissory note (the “Note”) in the amount of $17,200. The amounts outstanding under the loan bear an interest rate of 8% per annum to August 17, 2006 and 9% per annum for the period from August 18, 2006 to February 28, 2007 (the “Maturity Date”). The Note is due and payable in full upon the first to occur of the Maturity Date or closing of the contribution of the Mall to the limited liability company pursuant to the Contribution Agreement. During March 2006, we borrowed and repaid $5,000 from the Note. The note is expected to be extinguished during the second quarter of 2006.

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we expect to increase our expenditures for redevelopment and renovation of our recently purchased properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of March 31, 2006, in connection with signed leases and anticipated leases to be signed during 2006, our related redevelopment and renovation plans are estimated to be $170.0 million to $180.0 million and will total $70.0 million to $80.0 million for the year ending December 31, 2006, of which $6.0 million has been incurred. We believe that our current cash on hand, the capital transactions above and additional financing activity, including property-level construction loans, will be adequate to fund operating and capital requirements.

In addition, as of March 31, 2006, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $320,000 to be incurred in 2006. The joint venture intends to fund these commitments from operating cash flow and cash on hand and approved state and local government grants and other economic incentives (approximately $8.0 million of which $5.0 million was received). The joint venture intends to begin a second phase to the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $25.0 million. The joint venture anticipates the renovation costs to be $3.8 million during the remainder of 2006. We anticipate funding the renovation with cash on hand, operating cash flows, additional borrowings and equity contributions from the partners; we are responsible for 25% of any necessary equity contributions. We do not expect that this limitation will have a material impact on our ability to meet our short term liquidity requirements because, once the construction is completed, we expect the joint venture that owns the Harrisburg Mall to refinance this construction loan with alternative mortgage financing.

Long Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, non-recurring capital expenditures and payment of indebtedness at maturity. We expect to meet our other long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured and unsecured borrowings and the issuance of additional equity or debt securities, and contributing certain wholly-owned properties into joint ventures.

In the future, we may seek to increase the amount of our mortgages, negotiate credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.

While our charter does not limit the amount of debt we can incur, we intend to maintain a flexible financing position by maintaining a prudent level of leverage consistent with the level of debt typical in the mall industry. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate, and in making financial decisions. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace construction financing with medium to long-term fixed rate financing. In addition, we may also finance our activities through any combination of sales of common or preferred shares or debt securities, additional secured or unsecured borrowings.

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

Back to Index

We are currently in preliminary discussions with a number of potential sellers of mall properties. We currently have no binding agreement to invest in any property other than the properties we currently own and have announced to acquire. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.

Harrisburg Mall Mortgage Loan

Harrisburg Mall Loan

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan, as amended in October 2004 to increase the lender’s commitment to $46.9 million and bore interest at LIBOR plus 2.50% per annum. During July 2005, the loan was amended and increased to a maximum commitment of $50.0 million through a $7.2 million second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49.8 million and distributed $6.5 million to the partners on a pro rata basis, of which the Company received $1.6 million. The effective rates on the loan at March 31, 2006 and December 31, 2005 were 6.37% and 5.99%, respectively.

Under certain circumstances the Partnership may extend the maturity of the loan for three, one-year periods. The company may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63%, and the Company is liable for $1.9 million, or 37%.

The balance outstanding under the loan was $49.8 million, as of March 31, 2006 and December 31, 2005. We are required to maintain cash balances with the lender averaging $5.0 million. If the balances fall below $5.0 million in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

Stratford Square Mall Mortgage Loan

In January 2005, we completed a $75.0 million, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost is approximately 80%; however, once the intended capital improvements of approximately $30 million have been completed, the total leverage is expected to decrease to approximately 65% of total anticipated cost.

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

Forward Interest Rate Swap Contracts

In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75.0 million swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

During December 2005, we entered into a $75.0 million swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cash flows on LIBOR-based loans at 4.91% per annum.

Back to Index

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

We also agreed to maintain approximately $10.0 million of indebtedness, and to offer the contributors the option to guarantee $10.0 million of our operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. Our obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in our operating partnership issued to them in the Formation Transactions. As of December 31, 2005, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeff Erhart, currently guarantees $8.0 million of the loan secured by the Stratford Square Mall.

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

FFO for the three months ended March 31st are as follows (in thousands):

	2006	2005

Net Income (Loss)	$(1,378)	$370
Add:
Depreciation and amortization (excluding FF&E)	4,404	1,844
FFO contribution from unconsolidated joint venture	180	164
Less:
Minority interest	167	(48)

FFO available to common stockholders and OP Unit holders	$3,039	$2,426

Back to Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed Rate Debt

We had approximately $331.3 million of outstanding indebtedness as of March 31, 2006, of which $208.6 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 5.09% to 8.70%, and $122.7 million which bears interest on a floating rate basis ranging from LIBOR plus 1.25% to LIBOR plus 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $3.3 million, as the case may be.

We currently have two $75 million swap contracts that run consecutively through January 2011. A 100 basis point increase in interest rates would increase the fair value of these two swaps by approximately $3.0 million, and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $3.1 million.

Aggregate principal payments of our mortgages as of March 31, 2006 are as follows:

2006	$48,891
2007	1,644
2008	131,494
2009	45,180
2010	1,331
2011 and thereafter	73,402

Total principal payments	301,942
Assumed above-market mortgage premiums, net	12,336

Total	$314,278

We currently have $28.5 million in aggregate principal amount of fixed/floating rate junior subordinated debt obligation (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

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

Back to Index

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

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal controls over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of such internal controls that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our company’s internal controls over financial reporting.

          Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Back to Index

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1 Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2 Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006

FELDMAN MALL PROPERTIES, INC.
By:	/s/ Thomas Wirth

Name:	Thomas Wirth
Title:	Executive Vice President and Chief Financial Officer