Form 10-Q
period 2006-06-30
Feldman Mall Properties, Inc.
filed 2006-08-14
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended from June 30, 2006

or

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

Yes No

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 13,101,400 at August 9, 2006.

FELDMAN MALL PROPERTIES, INC.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Signatures	38

Back to Contents

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets:
Investments in real estate, net	$394,465	$396,108
Investment in unconsolidated real estate partnerships	3,050	3,153
Cash and cash equivalents	13,117	14,331
Restricted cash	9,185	7,707
Rents, deferred rents and other receivables, net	5,454	5,763
Acquired below-market ground lease, net	7,743	7,811
Acquired lease rights, net	13,109	14,205
Acquired in-place lease values, net	16,207	19,098
Deferred charges, net	4,364	2,843
Other assets, net	7,087	4,466

Total Assets	$473,781	$475,485

Liabilities and Stockholders’ Equity:
Mortgage loans payable	$264,791	$318,489
Junior subordinated debt obligation	29,380	—
Due to affiliates	5,303	5,303
Accounts payable, accrued expenses and other liabilities	18,368	19,672
Dividends and distributions payable	3,343	3,331
Acquired lease obligations, net	10,351	11,612
Negative carrying value of investment in unconsolidated partnership	3,822	—

Total liabilities	335,358	358,407
Minority interest	14,187	12,117
Commitments and contingencies (note 11)
Stockholders’ Equity
Common stock ($0.01 par value, 200,000,000 shares authorized, 13,101,400 and 13,050,370 issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	131	131
Additional paid-in capital	120,067	119,643
Retained earnings (distributions in excess of earnings)	1,102	(15,912)
Accumulated other comprehensive income	2,936	1,099

Total Stockholders’ Equity	124,236	104,961

Total Liabilities and Stockholders’ Equity	$473,781	$475,485

See accompanying notes to condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenue:
Rental	$11,787	$6,630	$22,477	$12,580
Tenant reimbursements	6,326	3,764	11,665	6,952
Management, leasing and development services	112	115	257	266
Interest and other income	265	343	769	626

Total Revenue	18,490	10,852	35,168	20,424

Expenses:
Rental property operating and maintenance	5,701	3,336	11,225	6,384
Real estate taxes	2,518	1,351	4,570	2,516
Interest (including amortization of deferred financing costs)	5,129	1,928	9,303	3,604
Loss on early extinguishment of debt	357	—	357	—
Depreciation and amortization	5,500	2,625	9,947	4,477
General and administrative	1,800	1,349	3,681	2,718

Total Expenses	21,005	10,589	39,083	19,699
Equity in loss of unconsolidated real estate partnership	(139)	(32)	(284)	(76)
Gain on partial sale of real estate	29,968	—	29,968	—

Income before minority interest	27,314	231	25,769	649
Minority interest	(2,962)	(26)	(2,795)	(74)

Net Income	$24,352	$205	$22,974	$575

Basic earnings per share	$1.90	$0.02	$1.79	$0.05

Diluted earnings per share	$1.66	$0.01	$1.56	$0.04

Basic weighted average common shares outstanding	12,802	12,409	12,800	12,268
Weighted average common stock equivalents outstanding	1,891	1,739	1,884	1,666

Diluted weighted average common shares outstanding	14,693	14,148	14,684	13,934

See accompanying notes to condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Share Data)

(Unaudited)

Six months ended June 30, 2006

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Distributions in Excess of Earnings)	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance at December 31, 2005	13,050,370	$131	$119,643	$(15,912)	$1,099	$104,961	$—
Net income	—	—	—	22,974	—	22,974	22,974
Common stock issued to outside directors	3,000	—	35	—	—	35	—
Unrealized gain on derivative instruments, net of $3 recorded in interest expense	—	—	—	—	1,837	1,837	1,837
Deferred compensation plan and stock awards	48,030	—	—	—	—	—	—
Share-based compensation expense	—	—	389	—	—	389	—
Dividends	—	—	—	(5,960)	—	(5,960)	—

Balance at June 30, 2006	13,101,400	$131	$120,067	$1,102	$2,936	$124,236	$24,811

See accompanying notes to condensed consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six months ended June 30,

	2006	2005

Cash Flows From Operating Activities:
Net income	$22,974	$575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on partial sale of real estate	(29,968)	—
Loss from early extinguishment of debt	357	—
Depreciation and amortization	9,947	4,477
Amortization of deferred financing costs	408	205
Provision for doubtful accounts receivable	449	229
Non cash stock compensation	389	204
Interest expense (accretion) amortization, net	(1,625)	150
Amortization of ground rent	68	—
Minority interest	2,795	74
Equity in loss of unconsolidated real estate partnership	284	76
Net change in revenue related to acquired lease rights/obligations	30	(410)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(1,512)	(2,482)
Restricted cash relating to operating activities	1,211	(598)
Other deferred costs	(1,322)	(630)
Other assets, net	(894)	677
Accounts payable, accrued expenses and other liabilities	(4,388)	1,899

Net cash (used in) provided by operating activities	(797)	4,447

Cash Flows From Investing Activities:
Proceeds from partial sale of real estate, net	38,905	—
Expenditures for real estate improvements	(12,823)	(2,244)
Real estate acquisitions, net of assumed liabilities	(43,235)	(105,394)
Change in restricted cash relating to investing activities	310	(549)
Advances to unconsolidated real estate partnership	(181)	—
Other	(880)	—

Net cash used in investing activities	(17,904)	(108,187)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	29,380	—
Proceeds from secured line of credit	24,600	—
Repayment of secured line of credit	(24,600)	—
Proceeds from promissory note	10,000	—
Repayment of promissory note	(10,000)	—
Proceeds from equity offering (net of underwriters’ fees)	—	20,800
Payment of offering costs	—	(3,754)
Proceeds from mortgage loans payable	—	125,766
Repayment of mortgage loans payable	(825)	—
Restricted cash relating to financing activities	(3,028)	—
Payments to affiliates	—	(4,020)
Payment of deferred financing costs	(1,367)	(1,147)
Distributions and dividends	(6,673)	(3,778)

Net cash provided by financing activities	17,487	133,867

Net change in cash and cash equivalents	(1,214)	30,127
Cash and cash equivalents, beginning of period	14,331	15,607

Cash and cash equivalents, end of period	$13,117	$45,734

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$10,757	$3,505

Supplemental disclosures of non cash, investing and financing activities:
Accrued renovation costs	$4,436	$—

Assets acquired in connection with real estate acquisition	$19	$2,653

Liabilities assumed in connection with real estate acquisition	$3,699	$47,211

Unrealized gain on derivative instruments	$1,837	$246

Dividends and distributions payable	$3,343	$3,216

Contribution of property to joint venture
Investments in real estate, net	$56,233	$—
Other assets	6,175	—
Mortgage loan	(54,750)	—
Liabilities	(2,240)	—

	$5,418	$—

See accompanying notes to condensed consolidated financial statements

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

June 30, 2006

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

The Company has elected the status of and qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of 100% of the interests in the Predecessor, in exchange for units of limited partnership interests in the Operating Partnership (“OP Units”). The Operating Partnership may acquire additional interests in certain properties from unaffiliated third parties, to be paid in cash. In connection with the Formation Transactions, the Operating Partnership assumed debt and other obligations. This exchange of interests was accounted for as a reorganization of entities under common control.

As of June 30, 2006, the Company owned five real estate properties totaling approximately 5.4 million square feet, which includes approximately 2.2 million square feet owned by anchor tenants. The Company also has minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania totaling approximately 922,000 square feet and the Foothills Mall in Tucson, Arizona totaling approximately 711,000 square feet.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements for interim financial information have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2006 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005.

Principles of Consolidation and Equity Method of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and all partnerships in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company evaluates its investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially owned entity is a “variable interest entity,” or a “VIE,” and the Company is the “primary beneficiary” as defined in FIN 46R, the Company accounts for such investment as a consolidated subsidiary. The Company has determined that Feldman Lubert Adler Harrisburg, L.P. and FMP Kimco Foothills Member LLC are not VIE’s.

The Company evaluates the consolidation of entities in which the Company is a general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate a limited partnership or a limited liability company with characteristics of a partnership. EITF 04-05 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on this criterion, the Company does not consolidate its investments in Feldman Lubert Adler Harrisburg, L.P. and FMP Kimco Foothills Member LLC. The Company accounts for its investments in the Harrisburg Mall partnership and Foothills Mall partnership under the equity method of accounting. This investment is recorded initially at cost, and thereafter the carrying amount is increased by its share of comprehensive income and any additional capital contributions and decreased by its share of comprehensive loss and any capital distributions.

The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by the Company and the carrying value of the Company’s investments in real estate joint ventures are based on the Company’s share of cash that would be distributed to the Company under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of their respective operating/partnership agreements.

For a joint venture investment which is not a VIE or in which the Company is not the general partner, the Company considers the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05. In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and the Company does not exercise direct or indirect control.

Factors the Company considers in determining whether or not it exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that the Company is deemed to control these entities, these entities are consolidated.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

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

Gains or Losses on Disposition of Real Estate

Gains or losses on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold.

When the Company contributes a property to a joint venture in which the Company has retained an ownership interest, the Company does not recognize a portion of the proceeds in the computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on the Company’s continuing ownership interest in the contributed property that arises due to the ownership interest in the joint venture acquiring the property.

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

The Company has identified certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. On an ongoing basis, the Company evaluates estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable, investments in real estate, and asset impairment. The estimates are based on information that is currently available to the Company and on various other assumptions that management believes are reasonable under the circumstances.

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

The Company is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the investments in real estate. These assessments have a direct impact on net income because if the Company were to shorten the expected useful lives of its investments in real estate, the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income or higher net loss on an annual basis.

The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate, including real estate held by any unconsolidated real estate entities accounted for using the equity method. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to income.

The Company is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to the real estate acquired. These assessments have a direct impact on the Company’s net income (loss) subsequent to the acquisitions as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Restricted Cash

Restricted cash includes escrowed funds and other restricted deposits in conjunction with the Company’s loan agreements and cash restricted for property-level marketing and gift card funds.

Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail properties are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. As of June 30, 2006 and December 31, 2005, approximately $891 and $1,849, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying unaudited condensed consolidated financial statements. “Percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by the Company’s tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and the Company has no continuing obligation to provide services to such former tenants. The Company recorded $17 and $107 for the three months ended June 30, 2006 and 2005, respectively, and $303 and $303 for the six months ended June 30, 2006 and 2005, respectively, of lease termination fees, net of deferred rent and related intangibles adjustments.

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

The Company provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management of the Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying unaudited condensed consolidated balance sheets are shown net of an allowance for doubtful accounts of $825 and $998 as of June 30, 2006 and December 31, 2005, respectively.

Deferred Charges

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of the Company’s employees provide leasing services to the properties. It’s the Company’s policy to capitalize employee compensation directly allocable to these leasing services. A portion of their compensation, approximating $388 and $212 for the three months ended June 30, 2006 and 2005, respectively, and $679 and $212 for the six months ended June 30, 2006 and 2005, respectively, was capitalized and is being amortized over an estimated weighted average lease term of approximately seven years. The related amortization expense for the three and six months ended June 30, 2006 and 2005 was $13, $18, $0 and $0, respectively.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

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

For redevelopment of existing operating properties, the net carrying value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalization costs of the property do not exceed the estimated fair value of the redeveloped property when complete. Real estate taxes and insurance incurred during construction periods are capitalized and amortized on the same basis as the related assets. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives consistent with constructed assets. The Company capitalized interest in the amount of $176, $232, $0 and $11, insurance of $9, $16, $0 and $0, and real estate taxes of $86, $155, $0 and $0 during the three and six months ended June 30, 2006 and 2005, respectively.

Certain of the Company’s employees provide construction services to the properties. It’s the Company’s policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, approximately $143, $253, $0 and $0 for the three and six months ended June 30, 2006 and 2005, respectively, has been capitalized into these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.

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

Accumulated depreciation was $12,598 and $12,421 at June 30, 2006 and December 31, 2005, respectively.

Conditional Asset Retirement Obligations

The Company owns certain properties that contain asbestos and could require the Company to perform future remediation. Although the Company may have a legal obligation to remediate any asbestos contained in any of the Company’s investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, the Company does not believe that the current estimation of that liability, and the related asset and cumulative catch-up of any accretion or depreciation, is material to its consolidated financial statements. The time period for any of this work is indeterminate as there is no obligation to perform any amount of such work that is material to the consolidated financial statements in conjunction with any current renovation or construction project. Accordingly, these amounts are not material to the Company’s consolidated financial statements.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management believes no impairment in the net carrying values of the investments in real estate and investment in unconsolidated real estate partnership has occurred.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and related improvements based on management’s determination of the relative fair values of these assets. Historically, management determined the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Since June 2005, the Company determines the as-if-vacant value by using a replacement cost method, adjusted by both physical condition and possible obsolescence of the property acquired. Under this method, the Company obtains valuations from a qualified third-party utilizing relevant third-party property condition and Phase I environmental reports. The Company believes the replacement cost method closely approximates its previous methodology and is a better determination of the as-if-vacant fair value.

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

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Other acquired intangible assets and liabilities include above-market fixed rate mortgage debt and below-market ground lease. Above-market debt is measured by adjusting the existing fixed rate mortgage to market fixed rate debt and amortizing the acquired liability over the weighted-average term of the acquired mortgage using the interest method. The liability is amortized as a reduction to the Company’s interest expense. The below-market ground lease asset is amortized over the estimated length of the ground lease as an increase to ground rent expense.

Purchase accounting was applied to the assets and liabilities related to the real estate properties when the Company acquired Stratford Square Mall, located in suburban Chicago on December 30, 2004, Colonie Center Mall, located in Albany, New York on February 1, 2005, Tallahassee Mall located in Tallahassee, Florida on June 28, 2005, Northgate Mall located in suburban Cincinnati, Ohio on July 12, 2005 and Golden Triangle Mall located in suburban Dallas, Texas on April 3, 2006. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values. The purchase price allocation for Golden Triangle mall is preliminary and is subject to adjustment before completion.

Accumulated amortization for acquired lease rights was $4,091 and $3,248 at June 30, 2006 and December 31, 2005, respectively. Accumulated amortization for in-place lease values was $6,007 and $4,644 at June 30, 2006 and December 31, 2005, respectively. Accumulated amortization of acquired lease obligations were $4,700 and $3,988 at June 30, 2006 and December 31, 2005, respectively.

The following are the amounts assigned to each major asset and liability caption at the acquisition date for:

	Stratford Square	Golden Triangle	Northgate	Tallahassee		Colonie

Land	$11,528	$9,198	$11,120	$—	(A)	$9,045
Building and improvements	74,547	28,721	98,223	64,775		71,507
Below-market ground lease	—	—	—	7,879		—
Acquired lease rights	3,380	1,024	7,839	1,215		3,687
In-place lease values	7,262	2,503	2,701	4,358		2,845
Acquired lease obligations	(3,352)	(1,246)	(1,306)	(10,109)		(3,439)
Assumed above-market mortgages	—	—	(8,243)	(6,533)		—

Total Purchase Price	$93,365	$40,200	$110,334	$61,585		$83,645

(A) – The Tallahassee Mall is subject to an operating ground lease.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the results of operations for the six months ended June 30, 2006 and 2005 as though the acquisitions of Colonie Center Mall, Tallahassee Mall, Northgate Mall and Golden Triangle Mall had occurred on January 1, 2005:

	2006	2005

Pro forma revenues	$36,995	$33,603
Pro forma net income	$28,197	$30
Pro forma earnings per common share-basic	$2.20	$—
Pro forma earnings per common share and common share equivalents-diluted	$1.73	$—
Pro forma common shares-basic	12,800,092	12,268,271
Pro forma common shares and common share equivalents-diluted	14,684,395	13,934,679

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

June 30, 2006

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

The Predecessor and its subsidiaries were limited liability partnerships or limited liability companies. As such, no Federal or state income tax expense was recorded as items of income or expense by the Predecessor as these amounts are recorded on the members’/partners’ individual tax returns.

Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Based on the Company’s earnings for the three months ended June 30, 2006, the basic and diluted weighted average common shares outstanding were 12,801,854 and 14,692,853. Based on the Company’s earnings for the six months ended June 30, 2006, the basic and diluted weighted average common shares outstanding were 12,800,092 and 14,684,395, respectively. The Company’s computation for diluted EPS includes dilutive securities for unvested restricted shares issued to certain employees totaling 333,130 (297,535 and 290,839 on a weighted-average basis) for the three and six months ended June 30, 2006. Based on the Company’s net income for the three months ended June 30, 2005, the basic and diluted weighted average common shares outstanding were 12,408,753 and 14,147,302, respectively. Based on the Company’s net income for the six months ended June 30, 2005, the basic and diluted weighted average common shares outstanding were 12,268,271 and 13,934,679, respectively. The Company’s computation for EPS includes dilutive securities for unvested restricted shares issued to certain employees totaling 145,085 and 72,944 shares for the three and six months ended June 30, 2005. The 1,593,464 of the Company’s OP Units are dilutive for all periods presented.

2006 Comprehensive Income

The Company’s comprehensive income for the six months ended June 30, 2006 was $24,811 and was comprised of the Company’s net income totaling $22,974 and unrealized gain on derivative instruments totaling $1,837 for the same six month period. Comprehensive income for the six months ended June 30, 2005 was $762 and was comprised of the Company’s net income of $575 and unrealized gain on derivative instruments totaling $187 for the same six months period.

Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and operates in one reportable segment, retail mall real estate.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Share-Based Deferred Compensation

The Company adopted SFAS 123R, share-based payments, in 2005, which did not have a material effect on the condensed consolidated financial statements. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is authorized to grant up to 469,221 shares of common stock to employees. The Company has a deferred compensation plan which has granted 333,130 shares (net of forfeitures) of restricted common stock to certain employees. All restricted shares were granted within a price range of $9.20 to $13.90 and will vest on a pro rata basis over periods ranging from two to five years. The shares were fair valued at $3,762 based on the market price of the shares on the date of grant.

The following describes the shares of common stock granted activity for 2005 and 2006:

In 2005, 285,100 shares were granted with a weighted average price of $12.23 per share. During 2005, 15,616 shares were forfeited with a weighted average price of $12.37. At December 31, 2005, there were 235,354 shares outstanding with a weighted average price of $12.23 per share. There were no stock grants outstanding in the beginning of 2005.

As of June 30, 2006, there were 48,030 shares granted in 2006, with a weighted average price of $11.81 per share. At June 30, 2006, there were 333,130 shares outstanding with a weighted average price of $12.17 per share. There were no shares forfeited from the beginning of 2006 through June 30, 2006. For the six months ended June 30, 2006, 40,790 shares were vested at a weighted average price of $12.23 per share.

As of June 30, 2006 and December 31, 2005, there were 292,340 and 235,354 unvested shares, respectively. The value of the unamortized compensation expense totaled $2,924 and $2,756 and have a weighted-average amortization period of 4.89 and 4.87 years as of June 30, 2006 and December 31, 2005, respectively.

Share-based compensation expense included in net income for the three and six months ended June 30, 2006 and 2005 was $103, $207, $102 and $204, respectively. Gross share-based compensation was $199, $389, $102 and $204 for the three and six months ended June 30, 2006 and 2005, respectively. It’s the Company's policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $96, $182, $0 and $0 were capitalized for the three and six months ended June 30, 2006 and 2005, respectively.

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

Derivatives and Hedges

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The application of SFAS 133 may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

3. Mortgage Loans Payable

At June 30, 2006 and December 31, 2005, mortgage loans payable consisted of the following:

	2006	2005

Mortgage loan payable — interest only at 5.09% payable monthly, due November 1, 2008, secured by the Foothills Mall property	$—	$54,750
Mortgage loan payable – interest only at 125 basis points over LIBOR (6.50% at June 30, 2006 and 5.625% at December 31, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	75,000
Mortgage loan payable – interest only at 140 basis points over LIBOR (6.60% at June 30, 2006 and 5.789% at December 31, 2005) payable monthly, due October 1, 2006, secured by Colonie Center Mall property	50,766	50,766
Mortgage loan payable – interest at 8.60% payable monthly, due July 11, 2009, secured by the Tallahassee Mall property	45,357	45,613
Mortgage loan payable – interest at 6.60% payable monthly, due September 1, 2012, secured by the Northgate Mall property	78,710	79,216
Mortgage loan payable – interest at 5.15% payable monthly, due November 1, 2013, secured by the JCPenney Parcel	3,392	—

Total mortgages outstanding	253,225	305,345

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage Loans Payable – (Continued)

	2006	2005

Assumed above-market mortgage premiums, net	11,566	13,144

Total mortgage loans payable	$264,791	$318,489

On June 29, 2006, in connection with the partial sale of the Foothills Mall, the outstanding first mortgage on the property totaling $54,750 was repaid. The Company incurred a loss on the early extinguishment of debt totaling $357.

On April 5, 2006, the Company assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note is 5.15%. The Company determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $3 since the assumption of the loan in April 2006.

On July 12, 2005, the Company assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. The Company determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $358 and $709 for the three and six months ended June 30, 2006.

On June 28, 2005, the Company assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. The Company determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $456 and $913 for the three and six months ended June 30, 2006.

In June 2005, the Company completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 1, 2005, which has since been extended to October 2006. The bridge loan contains various financial covenants requiring the Company to maintain certain property-level financial debt coverage ratios. The Company plans to replace the bridge loan with a three to five-year first mortgage loan or extend the current mortgage prior to the October 1, 2006 maturity date. In order to comply with certain quarterly financial covenants, during March 2006, the Company made a deposit of $3,000 as collateral to the loan and is recorded as restricted cash on the condensed consolidated balance sheets.

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

During December 2005, the Company entered into a $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of the Company’s forecasted cash flows on LIBOR-based loans at 4.91% per annum for that period.

Aggregate principal payments of our mortgage loans as of June 30, 2006 are as follows:

2006	$51,722
2007	2,040
2008	77,160
2009	45,618
2010	1,793
2011 and thereafter	74,892

Total principal payments	253,225
Assumed above-market mortgage premiums, net	11,566

Total	$264,791

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage Loans Payable – (Continued)

Certain of these mortgage loans payable contain various financial covenants requiring the Company to maintain certain financial debt coverage ratios, among other requirements. As of and for the six months ended June 30, 2006, the Company was in compliance with these debt covenants.

4. Junior Subordinated Debt Obligation

During March 2006, the Company completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of fixed/floating rate preferred securities issued by its wholly owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by the Company. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The notes mature April 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning after April 2011. The preferred securities do not have a stated maturity date; however, the preferred and common securities are subject to mandatory redemption upon the redemption or maturity of the notes.

The principal amount of the junior subordinated notes of $29,380 is reported as an obligation on the Company’s condensed consolidated balance sheet at June 30, 2006. However, because the Company is not deemed to be the primary beneficiary of the Trust under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, the Company accounts for its investment under the equity method of accounting and records its investment in the Trust’s common shares of $880 as part of other assets on the Company’s condensed consolidated balance sheet.

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

5. Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date the Company acquired the Golden Triangle Mall. The secured line of credit contains certain financial covenants requiring the Company to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. As of June 30, 2006, there was no outstanding balance on the secured line of credit.

6. Related Party Transactions

Since September 2003, the Company has provided certain property management, leasing and development services to its unconsolidated real estate partnerships for an annual management fee of 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreement. In addition, the Company earns brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $112, $257, $95 and $242 for the three and six months ended June 30, 2006 and 2005, respectively. These fees are recorded in management, leasing and development services on the accompanying unaudited condensed consolidated statements of operations.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

6. Related Party Transactions – (Continued)

Prior to being employed by the Company on November 15, 2005, an officer provided construction management services to the Company. Fees charged by the officer to the Company for the three and six months ended June 30, 2005 totaled $39 and $78, respectively.

The Company has entered into a consulting contract with Ed Feldman, father of the Company’s chairman and CEO, Larry Feldman, to provide professional acquisition services. The agreement pays Mr. Feldman $3 per month commencing July 1, 2005. For the three and six months ended June 30, 2006, Mr. Feldman has received $12 and $18, respectively.

7. Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases. The Company recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due as reduced by amortization of capitalized above-market lease values. Amounts included in rental revenue based on recording lease income on the straight-line basis for the three and six months ended June 30, 2006 and 2005 were $254, $441, $163 and $291, respectively.

The minimum future base rentals under non-cancelable operating leases as of June 30, 2006 are as follows:

Year ending December 31,

2006 (six months)	$14,880
2007	28,446
2008	25,232
2009	21,520
2010	19,604
2011 and thereafter	72,805

Total future minimum base rentals	$182,487

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers. For the three and six months ended June 30, 2006 and 2005, no tenant exceeded 10% of rental revenues.

8. Due to Affiliates

At June 30, 2006 and December 31, 2005, amounts due to affiliates primarily reflect obligations to make payments to certain owners of the Predecessor in connection with the Formation Transactions. As part of the Formation Transactions, the owners of the Predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the Formation Transactions upon the achievement of a 15% internal rate of return by the Company from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument which is recorded as an obligation of the Company as of the Offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $5,303 and is included in due to affiliates at each of June 30, 2006 and December 31, 2005. The fair value of this obligation is assessed by the Company’s management on a quarterly basis.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

9. Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2006 and December 31, 2005, 13,101,400 and 13,050,370 shares of common stock were issued and outstanding, respectively. The Company has not issued any shares of preferred stock as of June 30, 2006. During 2005 and 2006, the Company issued 2,000 and 1,000, respectively, fully vested shares of its common stock to each of its three outside directors.

In January 2005, the Company sold 1,600,000 shares of its common stock at a gross price of $13.00 per share. The net proceeds from this offering were approximately $19,300.

In December 2005, the Company issued 369,375 shares of our common stock in connection with acquiring a long-term lease located at the Tallahassee Mall.

10. Minority Interest

As of June 30, 2006 and December 31, 2005, minority interest relates to the interests in the Operating Partnership that are not owned by the Company, of approximately 10.9% and 11.3%, respectively. In conjunction with the formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received OP Units. Limited partners who acquired OP Units in the Formation Transactions have the right, commencing on or after December 16, 2005, to require the Operating Partnership to redeem part or all of their OP Units for cash, or, at the Company’s option, an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

11. Commitment and Contingencies

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

In late 2005, the seller of Colonie Center Mall filed an arbitration claim against the Company alleging entitlement to over $4,000 in additional purchase price as a result of the Seller having presented a lease to the Company for a portion of the mall after the Company’s acquisition. That claim was settled in March 2006 for $2,000. The Company has accounted for payment of the additional purchase price as an increase to in-place lease value.

Adjacent to the Stratford Square Mall are six anchor tenant spaces, five of which are owned by third parties and one of which is owned by the Company. The Company has entered into an operating agreement with the owners of these non-owned anchor tenant parcels to share certain operating expenses based on allocated amounts per square foot. The agreement terminates in March 2031.

The purchase price for the Golden Triangle Mall may be increased up to $2,200 if the seller is able to deliver an executed letter with a certain tenant acceptable to the Company and that tenant takes occupancy. As of June 30, 2006, a lease has been signed, however, the tenant is not scheduled to take occupancy until 2007.

As of June 30, 2006, the Company also has commitments to make tenant improvements and other capital expenditures in the amount of approximately $1,706. In addition, in connection with leases that have been signed through June 30, 2006 included in the redevelopment expansion plans of the malls and current redevelopment activity, the Company is committed to, or expected to, spend approximately $43,989 and $44,747 for 2006 and 2007, respectively.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

11. Commitment and Contingencies – (Continued)

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

The Company also has agreed to maintain approximately $10,000 of indebtedness, and to offer the contributors the option to guarantee $10,000 of the Operating Partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the Operating Partnership issued to them in the Formation Transactions. As of June 30, 2006, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeffrey Erhart, currently guarantees $8,000 of the loan secured by the Stratford Square Mall.

12. Borrowings and Joint Venture with Kimco Realty Corp.

During February 2006, the Company entered into a contribution agreement with a subsidiary of Kimco Realty Corp. (“Kimco”) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona. Under the terms of the contribution agreement, the Company contributed the Foothills Mall to a limited liability company at an agreed value of $104,000, plus certain closing costs (the “Joint Venture”). The transaction closed on June 29, 2006 (the “Closing Date”). The transaction resulted in the Company recognizing a gain totaling $29,968. Pursuant to the terms of the contribution agreement, the Company received approximately $38,900 in net proceeds from the transaction.

On the closing date, the joint venture extinguished the existing first mortgage totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage. The $81,000 first mortgage matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Joint Venture. Kimco will receive a preferred return on its capital from the Foothills Mall’s cash flow. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, the Company is next entitled to receive an 8% preferred return on and a return of its capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to the Company. Additionally, the Company agreed to serve as the managing member of the limited liability company and will retain primary management, leasing and construction oversight, for which it will receive customary fees. The Company has determined the Joint Venture is not a VIE and accounts for its investment in the Joint Venture under the equity method.

The joint venture agreement includes “buy-sell” provisions commencing in 24 months for the Company and after 47 months from the date allowing either joint venture partner to acquire the interests of the other. Either partner to the joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The joint venture agreement does not limit the Company’s ability to enter into real estate ventures or co-investments with other third parties.

During February 2006, the Company entered into a promissory note (the “Note”) with Kimco Capital Corp. (the “Lender”), a subsidiary of Kimco, in the amount up to $17,200. The amounts outstanding under the loan bore interest at an interest rate of 8% per annum. On June 29, 2006, the $5,000 outstanding balance was repaid and the Note was extinguished.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12. Borrowings and Joint Venture with Kimco Realty Corp. – (Continued)

Summarized initial balance sheet for the Joint Venture is as follows:

June 30, 2006

Investment in real estate	$90,840
Other assets	1,277

Total assets	$92,117

Mortgage loan payable	$81,000
Other liabilities	182
Owners’ equity	10,935

Total liabilities and owners’ equity	$92,117

Company’s share of owner’s equity	$(3,822)

The difference between the Company’s investment in the Joint Venture and its 30.8% of the partnership owners’ equity is primarily due to the Company recording its remaining interest at historical cost reduced by its share of excess loan proceeds. The amounts presented above are preliminary as of June 30, 2006.

13. Investment in Unconsolidated Real Estate Partnerships

The Company has a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “Partnership”). The Partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003. Summarized financial information for this investment, which is accounted for by the equity method, is as follows:

	June 30, 2006	December 31, 2005

Investment in real estate, net	$48,994	$50,050
Receivables including deferred rents	1,141	1,182
Other assets	11,287	11,886

Total assets	$61,422	$63,118

Loan payable	$49,750	$49,750
Other liabilities	1,770	2,330
Owners’ equity	9,902	11,038

Total liabilities and owners’ equity	$61,422	$63,118

Company’s share of owners’ equity	$2,510	$2,794

The difference between the Company’s investment in the Partnership and its 25% of the Partnership’s owners’ equity is primarily due to the Company’s $500 acquisition of an interest held by a third party in 2004 and unpaid reimbursements of operating costs.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenue	$2,617	$2,586	$5,290	$5,286
Operating and other expenses	1,475	1,330	3,104	2,785
Interest expense (including the amortization of deferred financing costs)	861	589	1,653	1,234
Depreciation and amortization	837	793	1,670	1,570

Net loss	$(556)	$(126)	$(1,137)	$(303)

Company’s share of net loss	$(139)	$(32)	$(284)	$(76)

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

13. Investment in Unconsolidated Real Estate Partnerships – (Continued)

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the Predecessor and its joint venture partner. The construction loan was subsequently amended in October 2004 to increase the lender’s commitment to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. During July 2005, the loan was amended and increased to a maximum commitment of $50,000 through a $7,200 second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate was reduced to LIBOR plus 1.625% per annum. During July 2005, the Partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis, of which the Company received $1,625. The effective rates on the loan at June 30, 2006 and December 31, 2005 were 6.82% and 5.99%, respectively.

Under certain circumstances the Partnership may extend the maturity of the loan for three, one-year periods. As of June 30, 2006, the Partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63%, and the Company is liable for $1,850 or 37%.

The balance outstanding under the loan was $49,750, as of June 30, 2006 and December 31, 2005, and the Partnership intends to use cash flow from property operations to fund its capital expenditure commitments, which were $550 at June 30, 2006. The Company is required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

The joint venture agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other. Either partner to the joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The joint venture agreement does not limit the Company’s ability to enter into real estate ventures or co-investments with other third parties. However, the agreement restricts the Company’s ability to enter into transactions relating to the joint venture with the Company’s affiliates without the prior approval of its joint venture partner.

The joint venture has commitments for tenant improvements and other capital expenditures in the amount of $550 to be incurred in 2006 and intends to fund them from operating cash flow. The joint venture has additional renovation cost commitments and anticipates the renovation costs to be $3,400 in 2006 and the balance totaling $14,400 anticipated to be spent thereafter. The joint venture anticipates funding these renovation costs with additional financing activity or equity contributions.

14. Fair Value of Financial Instruments

As of June 30, 2006 and December 31, 2005, the fair values of the Company’s mortgage loans payable and junior subordinated debt, were approximately the carrying values as the terms are similar to those currently available to the Company for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

15. Financial Instruments: Derivatives and Hedging

The following summarizes the notional and fair value of the Company’s derivative financial instrument at June 30, 2006. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$1,920
Interest Rate Swap	$75,000	4.91%	1/2008	1/2011	$1,072

On June 30, 2006, the derivative instruments were reported as an asset at a fair value of approximately $2,992 and is recorded in other assets. Over time, the unrealized gain of $2,936 held in Accumulated Other Comprehensive Income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings.

Back to Contents

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

June 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

15. Financial Instruments: Derivatives and Hedging – (Continued)

The Company hedges exposure to variability in anticipated future interest payments on existing variable rate debt.

16. Subsequent Events

Joint Venture with Heitman Funds – Colonie Center Mall

On August 9, 2006, the Company announced that it has entered into a joint venture agreement with an affiliate of Heitman in connection with the Colonie Center Mall located in Albany, New York. Under the terms of the joint venture, a subsidiary of the Company will convey the property to the venture at an agreed upon value that is currently $101.5 million, plus closing costs. Heitman’s initial contribution will represent 75% of the joint venture equity. The Company will retain 25% of the total equity in the property. In connection with the recapitalization of the mall, the Company plans to recapitalize the current $50.7 million first mortgage bridge loan with a new construction loan. The current loan matures October 2006 and a condition of closing this transaction is to refinance the property with a construction loan facility totaling approximately $108.0 million.

The Company will be the managing member of the joint venture and will be responsible for the management, leasing and construction of the property and will charge customary market fees for such services.

The closing of the joint venture is expected to take place at the end of the third quarter of 2006 and is subject to certain limited and customary due diligence approvals by Heitman, and there is no assurance the transaction will be completed.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a fully integrated, self-administered and self-managed real estate company formed in July 2004 to continue the business of our predecessor to acquire, renovate and reposition shopping malls. Our investment strategy is to opportunistically acquire underperforming or distressed malls and transform them into physically attractive and profitable Class A or near Class A malls through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow.

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

A discussion of the results of operations of our company is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which has played an important role in allowing our company to implement our growth and business plan. For the following reasons, the results of operations of our company reported in the second quarter may not be indicative of the results of our future operations:

•

On June 29, 2006, we contributed the Foothills Mall to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture re-financed the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $30.0 million gain on the partial sale of the property in the second quarter 2006 as reported on the condensed statement of operations. A portion of the proceeds from the transaction were used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding to extinguish our credit facility provided by Kimco Realty Corp.

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

Back to Contents

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

We evaluate our investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the investment is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary,” as defined in FIN 46R, we account for such investment as if it were a consolidated subsidiary. We have determined that Feldman Lubert Adler Harrisburg L.P. and FMP Kimco Foothills LLC are not VIE’s.

We evaluate the consolidation of entities in which we are a general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate a limited partnership or a limited liability company with characteristics of a partnership. EITF 04-05 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on these criteria, we do not consolidate our investments in the Harrisburg and Foothills joint ventures. We account for our investment in the joint ventures that own the Harrisburg Mall and the Foothills Mall under the equity method of accounting. This investment is recorded initially at cost and thereafter the carrying amount is increased by its share of comprehensive income and any additional capital contributions and decreased by its share of comprehensive loss and capital distributions.

The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of the respective operating/partnership agreements.

For a joint venture investment which is not a VIE or in which we are not the general partner, we follow the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05. In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control.

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

The building and improvements thereon are depreciated on the straight-line basis over an estimated useful life of 39 years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on an accelerated basis over estimated useful lives of five to seven years.

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

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected hold period are less than the carrying amounts of those assets.

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

Gains or Losses on Disposition of Real Estate

Gains or losses on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold.

When we contribute a property to a joint venture in which we have retained an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our continuing ownership interest in the contributed property that arises due to the ownership interest in the joint venture acquiring the property.

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

We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if vacant basis, and to land determined either by real estate tax assessments, third party appraisals or other relevant data. Since June 2005, we determine the as-if-vacant value by using a replacement cost method. Under this method we obtain valuations from a qualified third party utilizing relevant third party property condition and Phase I environmental reports. The Company believes the replacement cost method closely approximates its previous methodology and is a better determination of the as-if vacant fair value.

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

Results of Operations

Overview

The discussion below relates to the results of operations of our company which, throughout the periods discussed below, was engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our initial public offering we acquired the Stratford Square Mall in December 2004. During 2005 and the first half of 2006, we acquired the Colonie Center Mall (February 2005), Northgate Mall (June 2005), and Tallahassee Mall (July 2005), and Golden Triangle Mall (April 2006), collectively the “Acquisition Properties” which, with the exception of the Golden Triangle Mall for the first quarter 2006, are included in our consolidated results for the three and six months ended June 30, 2006, and not included, or partially included, in our results for the three and six months ended June 30, 2005. During the redevelopment and repositioning period, some of our properties may experience decreases in occupancy and corresponding net operating income. We believe these lower occupancy and operating income trends are temporary and will improve once we have completed a significant portion of the redevelopment process. For the following reasons, the results of operations of our company for the three and six months ended June 30, 2006 may not be comparable to the corresponding period in 2005:

Back to Contents

•

On February 1, 2005, we acquired Colonie Center Mall, located in Albany, New York for an initial purchase price of $82.2 million and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. At June 30, 2006, shop occupancy, excluding temporary tenants, was 73.7%.

•

On June 28, 2005, we acquired the Tallahassee Mall, a 963,000 square foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The first mortgage assumed by us bears interest at a fixed rate of 8.60% and has a July 2009 maturity date. The property is subject to a long term ground lease that expires in the year 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. At June 30, 2006, shop occupancy, excluding temporary and anchor tenants, was 78.8%.

•

On July 12, 2005, we acquired Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110.0 million included the assumption of the existing mortgage loan in the approximate amount of $79.6 million plus cash in the amount of approximately $30.4 million. The first mortgage assumed by us bears interest at a fixed rate of 6.60% and has a September 2012, maturity date. At June 30, 2006, shop occupancy, excluding temporary and anchor tenants, was 76.2%.

•

During March 2006, we completed the issuance and sale in a private placement of $28.5 million in aggregate principal amount of fixed/floating rate junior subordinated debt obligation (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The Notes mature in April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

•

On April 5, 2006, we acquired the Golden Triangle Mall in the Northeastern Dallas suburb of Denton, Texas, for approximately $40.0 million. The purchase price for the Golden Triangle Mall may be increased up to $2.2 million if the seller is able to deliver an executed lease with Abercrombie & Fitch (Hollister), acceptable to us and the tenant takes occupancy. As of June 30, 2006, the lease has been signed, however the tenant is not scheduled to take occupancy until 2007. Including non-owned anchors, the Golden Triangle Mall is a 765,000 square foot regional mall. At June 30, 2006, excluding temporary tenants, the mall’s occupancy is 61.2%.

•

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. We repaid the secured line of credit on June 29, 2006 and as of June 30, 2006, there was no outstanding balance on the secured line of credit.

•

On April, 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square Mall for a price of $6.7 million. The purchase price includes assumption of a loan secured by the property and had a principal balance of approximately $3.5 million. The loan is self amortizing, bears interest at a 5.15% fixed rate, and matures in November 2013.

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenues

Rental revenues increased approximately $5.2 million, or 78%, to $11.8 million for the three months ended June 30, 2006 compared to $6.6 million for the three months ended June 30, 2005. The increase was primarily due to a $5.5 million increase from the Acquisition Properties and a $0.1 million increase at the Foothills Mall primarily due to increased mall occupancy. The increases were partially off-set by $0.4 million lower revenue at Stratford Square Mall and Colonie Center Mall due to lower rental rates upon tenant renewals and lower shop occupancy at Stratford Square Mall.

Revenues from tenant reimbursements increased $2.5 million, or 68%, to $6.3 million for the three months ended June 30, 2006 compared to $3.8 million for the three months ended June 30, 2005. The increase was primarily due to a $2.6 million increase from the Acquisition Properties and a $0.2 million increase at Colonie Center Mall due to higher tenant common area maintenance charges. The increases were partially off-set by $0.3 million lower revenue at Foothills Mall due to lower common area maintenance charges.

Back to Contents

Revenues from management, leasing and development services did not change significantly for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and represent management, leasing and construction services for the Harrisburg Mall.

Interest and other income decreased $78,000 to $265,000 for the three months ended June 30, 2006 compared to $343,000 for the three months ended June 30, 2005. The decrease was primarily due to lower lease termination income.

Expenses

Rental property operating and maintenance expenses increased $2.4 million, or 71%, to $5.7 million for the three months ended June 30, 2006 compared to $3.3 million for the three months ended June 30, 2005. The increase was primarily due to a $2.4 million increase from the Acquisition Properties.

Real estate taxes increased $1.1 million, or 86%, to $2.5 million for the three months ended June 30, 2006 compared to $1.4 million for the three months ended June 30, 2005. The increase was primarily due to a $1.0 million increase from the Acquisition Properties and $0.1 million at the Stratford Square Mall due to an increased assessment.

Interest expense increased $3.2 million, or 166%, to $5.1 million for the three months ended June 30, 2006 compared to $1.9 million for the three months ended June 30, 2005. The increase was primarily due to (i) $2.1 million of interest from the Acquisition Properties, (ii) $0.8 million due to the issuance of the Notes, and (iii) $0.4 million due to the secured line of credit.

Depreciation and amortization expense increased $2.9 million, or 109%, to $5.5 million for the three months ended June 30, 2006 compared to $2.6 million for the three months ended June 30, 2005. The increase is primarily due to a $3.0 million increase in depreciation from the Acquisition Properties. The increase was partially off-set by $0.1 million of depreciation expense recorded in the second quarter of 2005 related to an intangible asset not depreciated in the previous three months ended March 31, 2005.

General and administrative expenses increased $451,000, or 33%, to $1.8 million for the three months ended June 30, 2006 compared to $1.3 million for the three months ended June 30, 2005. The increase was primarily due to (i) costs associated with increased overhead for our company’s office relocation and expansion in Phoenix, Arizona, (ii) increase in personnel costs, and (iii) additional costs associated with being a publicly-traded REIT.

Other

Equity in loss of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled $139,000 for the three months ended June 30, 2006 as compared to $32,000 for the three months ended June 30, 2005. The 2006 loss at the Harrisburg Mall is primarily due to increased depreciation and increased interest expense due to increased loan balance and higher interest rates.

Gain on the partial sale of a property totaled $30.0 million for the three months ended June 30, 2006. This gain represents the contribution of the Foothills Mall into a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture.

Minority interest for the three months ended June 30, 2006 and 2005 represents the unit holders in our operating partnership which represents 10.9% and 11.4%, respectively, of our company’s income.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenues

Rental revenues increased $9.9 million, or 78%, to $22.5 million for the six months ended June 30, 2006 compared to $12.6 million for the six months ended June 30, 2005. The increase was primarily due to a $10.2 million increase from the Acquisition Properties and $0.3 million increase at the Foothills Mall primarily due to increased mall occupancy. The increases were partially off-set by $0.6 million lower rental revenue at the Stratford Square Mall due to reduced occupancy and lower rental rates upon renewal.

Back to Contents

Revenues from tenant reimbursements increased $4.7 million, or 68%, to $11.7 million for the six months ended June 30, 2006 compared to $7.0 million for the six months ended June 30, 2005. The increase was primarily due to a $4.8 million increase from the Acquisition Properties. The increase was partially off-set by $0.1 million at the Foothills and Stratford Square Malls due to lower common area maintenance charges.

Revenues from management, leasing and development services decreased $9,000, or 3%, to $257,000 for the six months ended June 30, 2006 compared to $266,000 for the six months ended June 30, 2005. The decrease was primarily due to the first quarter loss of management fees and leasing commissions earned from previously managed third party office properties.

Interest and other income increased $143,000, or 23%, to $769,000 for the six months ended June 30, 2006 compared to $626,000 for the six months ended June 30, 2005.

Expenses

Rental property operating and maintenance expenses increased $4.8 million, or 76%, to $11.2 million for the six months ended June 30, 2006 compared to $6.4 million for the six months ended June 30, 2005. The increase was due to a $4.9 million increase from the Acquisition Properties partially offset by a $0.1 million decrease in expenses at the Foothills Mall.

Real estate taxes increased $2.1 million, or 82%, to $4.6 million for the six months ended June 30, 2006 compared to $2.5 million for the six months ended June 30, 2005. The increase was primarily due to a $1.9 million increase from the Acquisition Properties and $0.2 million due to increased assessments at Foothills and Stratford Square Malls.

Interest expense increased $5.7 million, or 158%, to $9.3 million for the six months ended June 30, 2006 compared to $3.6 million for the six months ended June 30, 2005. The increase was primarily due to (i) $4.4 million of interest associated with the Acquisition Properties (ii) $0.9 million due to the issuance of the Notes, and (iii) $0.4 million for the secured line of credit.

Depreciation and amortization expense increased $5.4 million, or 122%, to $9.9 million for the six months ended June 30, 2006 compared to $4.5 million for the six months ended June 30, 2005. The increase is primarily due to a $5.4 million increase in depreciation from the Acquisition Properties.

General and administrative expenses increased $1.0 million, or 35%, to $3.7 million for the six months ended June 30, 2006 compared to $2.7 million for the six months ended June 30, 2005. The increase was primarily due to (i) increases in personnel costs, and (ii) additional costs associated with being a publicly-traded REIT, and (iii) office relocation and expansion in Arizona.

Other

Gain on the partial sale of a property totaled $30.0 million for the six months ended June 30, 2006. This gain represents the contribution of the Foothills Mall into a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture.

Equity in (loss)/earnings of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnership totaled $284,000 for the six months ended June 30, 2006 as compared to $76,000 for the six months ended June 30, 2005. The 2006 loss at the Harrisburg Mall is primarily due to increased depreciation and increased interest expense due to increased loan balance and higher interest rates.

Minority interest for the six months ended June 30, 2006 and 2005 represents the unit holders in our operating partnership which represents 10.9% and 11.4% of our company’s income.

Back to Contents

Cash Flows

Comparison of the Six months ended June 30, 2006 to the Six months ended June 30, 2005

Cash and cash equivalents were $13.1 million and $45.7 million, respectively, at June 30, 2006 and June 30, 2005.

Cash used in operating activities totaled $0.8 million for the six months ended June 30, 2006, as compared to cash provided by operating activities totaling $4.4 million for the six months ended June 30, 2005. The decrease in cash flow from operating activities is primarily due to (i) an increase in cash paid for interest expense totaling $7.3 million, (ii) an increase in general and administrative costs totaling $1.0 million, (iii) increased payments to vendors due to timing totaling $4.4 million and (iv) decreased cash operating income from the Stratford Square Mall totaling approximately $0.9 million. These decreases in operating cash flow were partially off set by higher cash operating income totaling $8.2 million from the Acquisition Properties and $0.1 million increase at the Foothills Mall.

Net cash used in investing activities for the six months ended June 30, 2006 decreased to $17.9 million for the six months ended June 30, 2006 as compared to $108.2 million for the six months ended June 30, 2005. The decrease was primarily the result of cash required in 2005 for the acquisitions of the Colonie Center Mall and Tallahassee Mall totaling $105.4 million and the net cash received totaling $38.9 million in connection with the partial sale of the Foothills Mall. The decrease was partially offset by $43.2 million for the acquisition of the Golden Triangle Mall and Stratford Square Mall anchor and $10.6 million of higher capital expenditures primarily due to redevelopment at the Colonie Center and Stratford Square Malls.

Net cash provided by financing activities totaled $17.5 million for the six months ended June 30, 2006 as compared to $133.9 million for the six months ended June 30, 2005. The decrease of $116.4 million is primarily due to (i) net proceeds from the 2005 issuance of 1.6 million shares of common stock totaling $17.0 million, net of offering cost payments received in 2005, (ii) $125.8 million proceeds from our mortgages on Stratford Square and Colonie Center Malls received in 2005 and (iii) repayment of mortgage loans payable totaling $0.8 million in 2006 and (iv) the increase of $3.0 million in restricted cash as a collateral deposit to a loan to comply with certain quarterly financial covenants. The 2005 increases were partially off-set by the $29.4 million proceeds from the Company’s issuance of the Notes, and the increase in payment of dividends/distributions in 2006 totaling $2.9 million.

Liquidity and Capital Resources

Overview

As of June 30, 2006, we had approximately $13.1 million in cash and cash equivalents on hand. In addition, our $24.6 million line of credit, secured by the Golden Triangle Mall, had no outstanding borrowings at June 30, 2006. At June 30, 2006, our total consolidated indebtedness outstanding was approximately $294.2 million, or 62% of our total assets.

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

Short Term Liquidity Requirements

Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to unit holders in our operating partnership, funds for capital expenditures and, potentially, acquisitions. Our properties require periodic investments of capital for tenant-related capital expenditures and for general secured line of credit. As of June 30, 2006, we had commitments to make tenant improvements and other expenditures at our properties in the amount of approximately $1.7 million to be incurred during 2006, which we intend to fund from existing cash and cash from operating activities. We expect the cost of recurring capital improvements and tenant improvements for our properties to be approximately $20.7 million for the remainder of 2006. We believe that our net cash provided by operations, our available cash and restricted cash and our secured line of credit will be adequate to fund short-term operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the Federal income tax laws. In addition, during 2006 we have announced/completed the following capital transactions:

Back to Contents

On June 29, 2006, we contributed the Foothills Mall to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture re-financed the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $30.0 million gain on the partial sale of the property in the second quarter 2006 as reported on the condensed consolidated statement of operations. A portion of the proceeds from the transaction were used to repay our $24.6 million outstanding on our secured line of credit and $5.0 million outstanding on our Kimco credit facility.

On June 15, 2006, we announced that our Board of Directors declared a dividend of $0.2275 per common share. This distribution reflects the regular dividend for the period April 1, 2006 to June 30, 2006. The dividend was paid on July 15, 2006 to shareholders of record at the close of business on June 30, 2006.

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. As of June 30, 2006, there was no outstanding balance on the secured line of credit.

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

On February 22, 2006, we executed a revolving promissory note (the “Note”) in the amount of up to $17.2 million with Kimco Capital Corp. (the “Lender”), a subsidiary of Kimco. The amounts outstanding under the loan bore interest at a rate of 8% per annum. The $5.0 million outstanding balance on the note was repaid and extinguished on June 29, 2006.

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we expect to increase our expenditures for redevelopment and renovation of our recently purchased properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of June 30, 2006, in connection with signed leases and anticipated leases to be signed during 2006, our related redevelopment and renovation plans are estimated to be $170.0 million to $180.0 million and will total $70.0 million to $80.0 million for the year ending December 31, 2006, of which $18.8 million has been incurred. We believe that our current cash on hand, the capital transactions above and additional financing activity, including property-level construction loans, will be adequate to fund operating and capital requirements.

In addition, as of June 30, 2006, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $550,000 to be incurred in 2006. The joint venture intends to fund these commitments from operating cash flow and cash on hand and approved state and local government grants and other economic incentives (approximately $8.0 million, of which $5.0 million was received). The joint venture intends to begin a second phase to the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $17.8 million. The joint venture anticipates the renovation costs to be $3.4 million during the remainder of 2006. We anticipate funding the renovation with cash on hand, operating cash flows, additional borrowings and equity contributions from the partners; we are responsible for 25% of any necessary equity contributions. We do not expect that this limitation will have a material impact on our ability to meet our short term liquidity requirements because, once the construction is completed, we expect the joint venture that owns the Harrisburg Mall to refinance this construction loan with alternative mortgage financing.

Long Term Liquidity Requirements

Our long term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, non-recurring capital expenditures and payment of indebtedness at maturity. We expect to meet our other long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured and unsecured borrowings and the issuance of additional equity or debt securities, and contributing certain wholly owned properties into joint ventures.

Back to Contents

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

Mortgage Loans

Northgate Mall

On July 12, 2005, we assumed a $79.6 million first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above premium was initially $8.2 million and is being amortized over the remaining term of the acquired loan using the effective interest method. We intend to refinance the loan prior to the maturity date.

Tallahassee Mall

On June 28, 2005, we assumed a $45.8 million first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6.5 million and is being amortized over the remaining term of the acquired loan using the effective interest method. We intend to refinance the loan prior to the maturity date.

Colonie Center Mall

In June 2005, we completed a $50.8 million first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 1, 2005, which has since been extended to October 2006. We plan to replace the bridge loan with a three to five-year first mortgage loan or extend the current mortgage prior to the October 1, 2006 maturity date.

Harrisburg Mall

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from our predecessor and its joint venture partner. The construction loan was amended in October 2004 to increase the lender’s commitment to $46.9 million and bore interest at LIBOR plus 2.50% per annum. During July 2005, the loan was amended again and increased to a maximum commitment of $50.0 million through a $7.2 million second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, our operating partnership increased the borrowings to $49.8 million and distributed $6.5 million to its partners on a pro rata basis, of which our Company received $1.6 million. The effective rates on the loan at June 30, 2006 and December 31, 2005 were 6.82% and 5.99%, respectively.

Under certain circumstances our operating partnership may extend the maturity of the loan for three, one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63%, and the company is liable for $1.9 million, or 37%.

The balance outstanding under the loan was $49.8 million, as of June 30, 2006 and December 31, 2005. We are required to maintain cash balances with the lender averaging $5.0 million. If the balances fall below $5.0 million in any one month, the interest rate on the loan increases to LIBOR plus 1.875%. We intend to refinance the loan prior to the maturity date.

Stratford Square Mall

In January 2005, we completed a $75.0 million, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The initial loan to cost ratio is approximately 80%; however, once the intended capital improvements of approximately $30 million have been completed, the total leverage is expected to decrease to approximately 65% of total anticipated cost. We intend to refinance the loan on the maturity date.

Back to Contents

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

We also agreed to maintain approximately $10.0 million of indebtedness, and to offer the contributors the option to guarantee $10.0 million of our operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. Our obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in our operating partnership issued to them in the Formation Transactions. As of June 30, 2006, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeff Erhart, currently guarantees $8.0 million of the loan secured by the Stratford Square Mall.

Funds From Operations

The revised White Paper on Funds From Operations, or FFO, issued by NAREIT in 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from the sale of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO for the periods are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2006		2005	2006		2005

Net Income	$24,352	(A)	$205	$22,974	(A)	$575
Add:
Depreciation and amortization (excluding FF&E)	5,454		2,557	9,859		4,375
FFO contribution from unconsolidated joint venture	209		148	388		312
Minority interest	2,962		26	2,795		74
Less:
Gain on partial sale of property	(29,968)		—	(29,968)		—

FFO available to common stockholders and OP Unit holders	$3,009		$2,936	$6,048		$5,336

(A)	2006 net income includes early extinguishment of debt totaling $357,000

Back to Contents

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed Rate Debt

We had approximately $282.6 million of outstanding indebtedness as of June 30, 2006, of which $231.8 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 5.15% to 8.70%, and $50.8 million which bears interest on a floating rate basis of LIBOR plus 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.83 million, as the case may be.

We currently have two $75 million swap contracts that run consecutively through January 2011. A 100 basis point increase in interest rates would increase the fair value of these two swaps by approximately $2.8 million, and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $2.9 million.

Aggregate principal payments of our mortgages as of June 30, 2006 are as follows (in 000’s):

2006	$51,722
2007	2,040
2008	77,160
2009	45,618
2010	1,793
2011 and thereafter	74,892

Total principal payments	253,225
Assumed above-market mortgage premiums, net	11,566

Total	$264,791

We currently have $29.4 million in aggregate principal amount of fixed/floating rate junior subordinated debt obligation (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal controls over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of such internal controls that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our company’s internal controls over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
None
ITEM 1A.	RISK FACTORS
There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 31, 2006 at which the following matters were voted upon:

1.	To elect five directors of the Company to serve until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Back to Contents

2.	To ratify the selection of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.

The results of the meeting were as follows:

Proposal 1:	For	Against	Abstain

James Bourg	9,996,199		1,558,522
Lawrence Feldman	9,995,814		1,558,907
Lawrence Kaplan	10,341,418		1,213,303
Paul McDowell	10,341,418		1,213,303
Bruce Moore	10,341,418		1,213,303

Proposal 2:	For	Against	Abstain

KPMG LLP	10,357,427	2,500	1,194,794
ITEM 5.	OTHER INFORMATION
None
ITEM 6.	EXHIBITS
	31.1	Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
	31.2	Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
	32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006

FELDMAN MALL PROPERTIES, INC.
By:	/s/ Thomas Wirth

Name:	Thomas Wirth
Title:	Executive Vice President and Chief Financial Officer