Form 10-Q
period 2006-09-30
Feldman Mall Properties, Inc.
filed 2006-11-14
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended from September 30, 2006

or

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

Yes No

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 13,120,246 at November 1, 2006.

FELDMAN MALL PROPERTIES, INC.

Back to Index

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets:
Investments in real estate, net	$310,265	$396,108
Investment in unconsolidated real estate partnerships	19,576	3,153
Cash and cash equivalents	36,016	14,331
Restricted cash	16,960	7,707
Rents, deferred rents and other receivables, net	5,027	5,763
Acquired below-market ground lease, net	7,708	7,811
Acquired lease rights, net	9,763	14,205
Acquired in-place lease values, net	8,965	19,098
Deferred charges, net	3,868	2,843
Other assets, net	4,443	4,466

Total Assets	$422,591	$475,485

Liabilities and Stockholders’ Equity:
Mortgage loans payable	$212,757	$318,489
Junior subordinated debt obligation	29,380	—
Secured line of credit	4,000	—
Due to affiliates	4,067	5,303
Accounts payable, accrued expenses and other liabilities	21,945	19,672
Dividends and distributions payable	3,347	3,331
Acquired lease obligations, net	7,418	11,612
Deferred gain on partial sale of real estate	3,832	—
Negative carrying value of investment in unconsolidated partnership	4,450	—

Total liabilities	291,196	358,407
Minority interest	13,609	12,117
Commitments and contingencies (note 11)
Stockholders’ Equity
Common stock ($0.01 par value, 200,000,000 shares authorized, 13,120,246 and 13,050,370 issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	131	131
Additional paid-in capital	120,259	119,643
Distributions in excess of earnings	(3,650)	(15,912)
Accumulated other comprehensive income	1,046	1,099

Total Stockholders’ Equity	117,786	104,961

Total Liabilities and Stockholders’ Equity	$422,591	$475,485

See accompanying notes to condensed consolidated financial statements.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,

	2006	2005	2006	2005

Revenue:
Rental	$9,643	$11,068	$32,120	$23,648
Tenant reimbursements	4,030	5,095	15,695	12,047
Management, leasing and development services	183	90	440	356
Interest and other income	1,532	120	2,301	746

Total Revenue	15,388	16,373	50,556	36,797

Expenses:
Rental property operating and maintenance	5,023	5,155	16,248	11,538
Real estate taxes	1,661	1,907	6,231	4,423
Interest (including amortization of deferred financing costs)	3,880	4,195	13,183	7,799
Loss on early extinguishment of debt	—	—	357	—
Depreciation and amortization	3,892	4,679	13,839	9,156
General and administrative	1,973	1,515	5,654	4,233

Total Expenses	16,429	17,451	55,512	37,149
Equity in loss of unconsolidated real estate partnerships	(370)	(216)	(654)	(292)
(Loss) gain on partial sale of real estate	(571)	—	29,397	—

Income (loss) before minority interest	(1,982)	(1,294)	23,787	(644)
Minority interest	214	147	(2,580)	73

Net Income (Loss)	$(1,768)	$(1,147)	$21,207	$(571)

Basic (loss) earnings per share	$(0.14)	$(0.09)	$1.66	$(0.05)

Diluted (loss) earnings per share	$(0.14)	$(0.09)	$1.62	$(0.05)

Basic weighted average common shares outstanding	12,811	12,410	12,804	12,316
Weighted average common stock equivalents outstanding	—	—	1,889	—

Diluted weighted average common shares outstanding	12,811	12,410	14,693	12,316

See accompanying notes to condensed consolidated financial statements.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Share Data)

(Unaudited)

Nine months ended September 30, 2006

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance at December 31, 2005	13,050,370	$131	$119,643	$(15,912)	$1,099	$104,961	$—
Net income	—	—	—	21,207	—	21,207	21,207
Common stock issued to outside directors	3,000	—	35	—	—	35	—
Unrealized loss on derivative instruments, net of $6 recorded in interest expense	—	—	—	—	(53)	(53)	(53)
Deferred compensation plan and stock awards	66,876	—	—	—	—	—	—
Share-based compensation expense	—	—	581	—	—	581	—
Dividends	—	—	—	(8,945)	—	(8,945)	—

Balance at September 30, 2006	13,120,246	$131	$120,259	$(3,650)	$1,046	$117,786	$21,154

See accompanying notes to condensed consolidated financial statements.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine months ended September 30,

	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$21,207	$(571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on partial sale of real estate	(29,397)	—
Loss from early extinguishment of debt	357	—
Depreciation and amortization	13,839	9,156
Amortization of deferred financing costs	638	439
Provision for doubtful accounts receivable	514	320
Non cash stock compensation	581	313
Interest expense (accretion) amortization, net	(2,431)	(577)
Amortization of below market ground lease	213	34
Minority interest	2,580	(73)
Equity in loss of unconsolidated real estate partnerships	654	292
Net change in revenue related to acquired lease rights/obligations	(85)	(814)
Other non-cash income	(1,236)	—
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(1,924)	(4,018)
Restricted cash relating to operating activities	884	(860)
Other deferred costs	(1,851)	(1,009)
Other assets, net	(2,105)	161
Accounts payable, accrued expenses and other liabilities	621	3,117

Net cash provided by operating activities	3,059	5,910

Cash Flows From Investing Activities:
Proceeds from partial sales of real estate, net	80,319	—
Expenditures for real estate improvements	(27,634)	(3,874)
Real estate acquisitions, net of assumed liabilities	(43,235)	(132,971)
Change in restricted cash relating to investing activities	(10,198)	(959)
Distribution from (advances to) unconsolidated real estate partnerships	(424)	1,625
Other	(880)	—

Net cash used in investing activities	(2,052)	(136,179)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	29,380	—
Proceeds from secured line of credit	28,600	—
Repayment of secured line of credit	(24,600)	—
Proceeds from promissory note	10,000	—
Repayment of promissory note	(10,000)	—
Proceeds from equity offering (net of underwriters’ fees)	—	20,800
Payment of offering costs	—	(3,754)
Proceeds from mortgage loans payable	—	125,766
Repayment of mortgage loans payable	(1,286)	(253)
Restricted cash relating to financing activities	31	3,507
Payments to affiliates	—	(7,877)
Increase in due to affiliates	—	107
Payment of deferred financing costs	(1,431)	(1,194)
Distributions and dividends	(10,016)	(6,992)

Net cash provided by financing activities	20,678	130,110

Net change in cash and cash equivalents	21,685	(159)
Cash and cash equivalents, beginning of period	14,331	15,607

Cash and cash equivalents, end of period	$36,016	$15,448

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$15,835	$7,627

Supplemental disclosures of non cash investing and financing activities:
Accrued renovation costs	$4,027	$—

Assets acquired in connection with real estate acquisition	$19	$4,338

Liabilities assumed in connection with real estate acquisition	$3,699	$128,976

Unrealized (loss) gain on derivative instruments	$(53)	$1,153

Dividends and distributions payable	$3,347	$3,218

Contribution of property to joint ventures
Investments in real estate, net	$134,240	$—
Other assets	13,722	—
Mortgage loans	(105,516)	—
Liabilities	(4,370)	—

	$38,076	$—

See accompanying notes to condensed consolidated financial statements

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. Organization and Description of Business

Feldman Equities of Arizona, LLC (our “predecessor”) was organized under the laws of the State of Arizona and commenced operations on April 1, 2002. Feldman Mall Properties, Inc. (“FMP”, “we”, “our”, or “us”), its affiliates and subsidiaries are principally engaged in the acquisition and management of retail malls. Tenants include national and regional retail chains as well as local retailers.

We are a real estate investment trust, or REIT, that was incorporated in Maryland on July 14, 2004. We closed our initial public offering of common stock on December 16, 2004 (our “offering”). Our wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in and collectively own 89.1% of Feldman Equities Operating Partnership, LP (our “operating partnership”). We, through our subsidiaries, have control over major decisions of the operating partnership, including decisions related to sale or refinancing of properties. FMP, the operating partnership and Feldman Equities Management, Inc. (the “service company”) were formed to continue to operate and expand the business of our predecessor. We consolidate the financial statements of our operating partnership. Prior to the completion of our offering, we, our operating partnership and the service company had no operations.

In a series of transactions culminating with the closing of our offering, we, the operating partnership and our service company, together with our partners and members of our partnerships and limited liability companies affiliated with the predecessor and other parties which hold direct or indirect ownership interests in the properties (collectively, the “participants”), engaged in certain formation transactions (the “formation transactions”). The formation transactions were designed to (i) continue the operations of our predecessor, (ii) enable us to raise the necessary capital to acquire interests in certain of the properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable us to qualify as a real estate investment trust and (vi) preserve tax advantages for certain participants.

Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, which were executed on August 13, 2004, our operating partnership received a contribution of interests in our predecessor, which included the property management, leasing, and real estate development operations in exchange for limited partnership interests in our operating partnership.

As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor, in exchange for units of limited partnership interests in our operating partnership (“units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. Currently, these contributors own 10.8% of our operating partnership as limited partners.

As of September 30, 2006, we owned four real estate properties totaling approximately 4.2 million square feet, which includes approximately 2.2 million square feet owned by anchor tenants. We also have minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania totaling approximately 922,000 square feet, the Foothills Mall in Tucson, Arizona totaling approximately 711,000 square feet and the Colonie Center Mall in Albany, New York totaling approximately 1.2 million square feet.

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

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2006 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K/A for the year ended December 31, 2005.

Principles of Consolidation and Equity Method of Accounting

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries and all partnerships in which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

The contribution of our predecessor to our operating partnership in our formation transactions in exchange for OP Units has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. The minority interest in one of our predecessor’s subsidiaries was acquired for cash, and has been accounted for as a purchase, with the excess of the purchase price over the related historical cost basis of the minority interest being allocated to the assets acquired and the liabilities assumed.

We evaluate our investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially owned entity is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary” as defined in FIN 46R, we account for such investments as a consolidated subsidiary. We have determined that Feldman Lubert Adler Harrisburg, L.P. , FMP Kimco Foothills Member LLC and FMP191 Colonie Center LLC are not VIE’s.

We evaluate the consolidation of entities in which we are a general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate a limited partnership or a limited liability company with characteristics of a partnership. EITF 04-05 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on this criterion, we do not consolidate our investments in Feldman Lubert Adler Harrisburg, L.P. , FMP Kimco Foothills Member LLC and FMP191 Colonie Center LLC. We account for these investments under the equity method of accounting. These investments are recorded initially at cost, and thereafter the carrying amount is increased by its share of comprehensive income and any additional capital contributions and decreased by our share of comprehensive loss and any capital distributions.

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

For a joint venture investment which is not a VIE or in which we are not the general partner, we consider the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05. In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and we do not exercise direct or indirect control.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Factors we consider in determining whether or not we exercise control include rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of our investment over the estimated fair value of our investment.

Gains on Disposition of Real Estate

Gains on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold. Gains on the disposition of real estate assets are deferred if we continue to have substantial continuing involvement with the real estate asset sold.

When we contribute a property to a joint venture in which we have retained an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution. The amount of gain not recognized is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the joint venture acquiring the property.

Critical Accounting Policies and Management’s Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions. Our estimates and assumptions affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. They also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these amounts.

We have identified certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. On an ongoing basis, we evaluate estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable, investments in real estate, and asset impairment. The estimates are based on information that is currently available to us and on various other assumptions that management believes are reasonable under the circumstances.

We make estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. Our estimates have a direct impact on the net income, because a higher bad debt allowance would result in lower net income.

We are required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the investments in real estate. These assessments have a direct impact on net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income or higher net loss on an annual basis.

We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate, including real estate held by any unconsolidated real estate entities accounted for using the equity method. Our assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to income.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

We are required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to the real estate acquired. Our assessments have a direct impact on our net income (loss) subsequent to the acquisitions as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, we consider short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes escrowed funds and other restricted deposits in conjunction with our loan agreements and cash restricted for property-level marketing and gift card funds.

Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail properties are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. As of September 30, 2006 and December 31, 2005, approximately $768 and $1,849, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in rents, deferred rents and other receivables in the accompanying unaudited condensed consolidated financial statements. “Percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying condensed consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and we have no continuing obligation to provide services to such former tenants. We recorded $86 and $50 for the three months ended September 30, 2006 and 2005, respectively, and $389 and $157 for the nine months ended September 30, 2006 and 2005, respectively, of lease termination fees, net of deferred rent and related intangibles adjustments.

Our other sources of revenue come from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of cash receipts from managed property and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized upon the consummation of new leases. Development fees are earned and recognized over the time period of the development activity. These activities are referred to as “management, leasing and development services” in the condensed consolidated statements of operations.

We provide an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible. Management reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying unaudited condensed consolidated balance sheets are shown net of an allowance for doubtful accounts of $697 and $998 as of September 30, 2006 and December 31, 2005, respectively.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Deferred Charges

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of our employees provide leasing services to the properties. It’s our policy to capitalize employee compensation directly allocable to these leasing services. A portion of their compensation, approximating $406 and $130 for the three months ended September 30, 2006 and 2005, respectively, and $1,085 and $342 for the nine months ended September 30, 2006 and 2005, respectively, was capitalized and is being amortized over the corresponding lease terms which currently have an estimated weighted average life of approximately seven years. The related amortization expense for the three months ended September 30, 2006 and 2005 was $8 and $0, respectively, $26 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Issuance Costs

Costs that represent expenditures related to the issuance of common stock, including underwriting commissions and public offering costs, were charged to our equity upon completion of the issuance, and are reflected as a reduction to additional paid-in capital.

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

For redevelopment of existing operating properties, the net carrying value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalization costs of the property do not exceed the estimated fair value of the redeveloped property when complete. Real estate taxes and insurance incurred during construction periods are capitalized and amortized on the same basis as the related assets. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives consistent with constructed assets. We capitalized the following costs:

	Three Months Ended September 30,		Nine months Ended September 30,

	2006	2005	2006	2005

Interest	$349	$—	$581	$11
Real Estate Taxes	172	—	327	—
Insurance	18	—	34	—

Total	$539	$—	$942	$11

Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, approximately $96 and $349 for the three and nine months ended September 30, 2006, respectively, has been capitalized into these construction projects and will be amortized over the estimated useful lives of these redevelopment projects. No amounts were capitalized in 2005.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

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

Accumulated depreciation was $12,291 and $12,421 at September 30, 2006 and December 31, 2005, respectively.

Conditional Asset Retirement Obligations

We own certain properties that contain environmental conditions and could require us to perform future remediation. Although we may have a legal obligation to remediate these environmental conditions contained in any of our investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, we do not believe that the current estimation of that liability, and the related asset and cumulative catch-up of any accretion or depreciation, is material to our consolidated financial statements. The time period for any of this work is indeterminate as there is no obligation to perform any amount of such work that is material to the consolidated financial statements in conjunction with any current renovation or construction project. Accordingly, these amounts are not material to our consolidated financial statements.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We believe no impairment in the net carrying values of the investments in real estate and investment in unconsolidated real estate partnership has occurred.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

We allocate the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and related improvements based on our determination of the relative fair values of these assets. We have determined the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. Since June 2005, we determine the as-if-vacant value by using a replacement cost method, adjusted by both physical condition and possible obsolescence of the property acquired. Under this method, we obtain valuations from a qualified third-party utilizing relevant third-party property condition and Phase I environmental reports. We believe the replacement cost method closely approximates our previous methodology and is a better determination of the as-if-vacant fair value.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, which is determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by us because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Other acquired intangible assets and liabilities include above-market fixed rate mortgage debt and below-market ground lease. Above-market debt is measured by adjusting the existing fixed rate mortgage to market fixed rate debt and amortizing the acquired liability over the weighted-average term of the acquired mortgage using the interest method. The liability is amortized as a reduction to our interest expense. The below-market ground lease asset is amortized over the estimated length of the ground lease as an increase to ground rent expense.

Purchase accounting was applied to the assets and liabilities related to the real estate properties we acquired after our offering. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values.

Accumulated amortization for acquired lease rights was $3,667 and $3,248 at September 30, 2006 and December 31, 2005, respectively. Accumulated amortization for in-place lease values was $6,187 and $4,644 at September 30, 2006 and December 31, 2005, respectively. Accumulated amortization of acquired lease obligations were $4,027 and $3,988 at September 30, 2006 and December 31, 2005, respectively.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

The following are the amounts assigned to each major asset and liability caption at the acquisition date for:

	Stratford Square	Golden Triangle	Northgate	Tallahassee		Colonie (B)

Land	$11,528	$9,198	$11,120	$—	(A)	$9,045
Building and improvements	74,547	28,721	98,223	64,775		71,507
Below-market ground lease	—	—	—	7,879		—
Acquired lease rights	3,380	1,024	7,839	1,215		3,687
In-place lease values	7,262	2,503	2,701	4,358		2,845
Acquired lease obligations	(3,352)	(1,246)	(1,306)	(10,109)		(3,439)
Assumed above-market mortgages	—	—	(8,243)	(6,533)		—

Total Purchase Price	$93,365	$40,200	$110,334	$61,585		$83,645

(A) – The Tallahassee Mall is subject to an operating ground lease.
(B) – Acquired February 2005; the property was subsequently contributed to a joint venture in September 2006

Income Taxes

We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, (the “Code”) as amended. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders. However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected to treat one of the operating partnership’s subsidiaries as a taxable REIT subsidiary (TRS). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). Our TRS is subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Currently, the TRS’s generate no income or are marginally profitable, resulting in minimal or no federal and state income tax liability for these entities. With the exception of the TRS’s, we have paid no income taxes for the periods presented, nor incurred any tax liability or expense.

As a REIT, we are permitted to deduct dividends paid to our stockholders, eliminating the federal taxation of income represented by such dividends. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

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

Earnings Per Share

We present both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Our units and unvested share awards are dilutive for the nine months ended September 30, 2006. The following is the computation of our basic and diluted shares for the following periods:

	Three Months Ended September 30,		Nine months Ended September 30,

	2006	2005	2006	2005

Basic weighted average common shares	12,811,237	12,410,567	12,803,848	12,316,224
Plus: weighted average unvested restricted shares	—	—	296,020	—
Plus: weighted average OP units	—	—	1,593,464	—

Diluted weighted average common shares	12,811,237	12,410,567	14,693,332	12,316,224

2006 Comprehensive Income

Our comprehensive income for the nine months ended September 30, 2006 was $21,154 and was comprised of our net income totaling $21,207 and unrealized loss on derivative instruments totaling $53 for the same nine month period. Comprehensive income for the nine months ended September 30, 2005 was $523 and was comprised of our net loss of $571 and unrealized gain on derivative instruments totaling $1,094 for the same nine month period.

Segment Information

We are a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and operate in one reportable segment, retail mall real estate.

Share-Based Deferred Compensation

We adopted SFAS 123R, share-based payments, in 2005, which did not have a material effect on our condensed consolidated financial statements. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. We are authorized to grant up to 469,221 shares of common stock to employees. We have a deferred compensation plan which has granted 351,976 shares (net of forfeitures) of restricted common stock to certain employees. All restricted shares were granted within a price range of $9.22 to $13.90 and vest annually over periods ranging from two to five years. The shares were fair valued at $3,952 based on the market price of the shares on the date of grant.

The following describes the shares of unvested common stock for the nine months ended September 30, 2005 and 2006:

	Number of Unvested Shares		Weighted-Average Amortization Period (in years)		Weighted-Average Share Price

	2006	2005	2006	2005	2006	2005

Beginning balance	285,100	—	4.87	N/A	$12.23	N/A
Shares granted	74,568	173,196	5.00	4.78	11.33	$12.42
Shares vested	(42,967)	—	(1.0)	—	12.30	—
Shares forfeited	(7,692)	(15,616)	(4.00)	(4.96)	(12.37)	(12.37)

Ending balance	309,009	157,580	3.96	4.87	$12.04	$12.42

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

2. Summary of Significant Accounting Policies – (Continued)

Share-based compensation expense included in net income for the three and nine months ended September 30, 2006 and 2005 was $109, $316, $109 and $313, respectively. Gross share-based compensation was $192, $581, $109 and $313 for the three and nine months ended September 30, 2006 and 2005, respectively. The weighted-average amortization periods for unvested shares as of September 30, 2006 and 2005 described above exclude the share-based compensation expense recognized for the respective nine month periods. It’s our policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $83, $265, $0 and $0 were capitalized for the three and nine months ended September 30, 2006 and 2005, respectively.

Unvested Shares

We have adjusted the presentation of stockholders’ equity at December 31, 2005 to reflect the accounting for the awards of unvested shares to employees in accordance with SFAS 123R. The effect of the adjustment is to eliminate the unamortized deferred stock compensation, with a corresponding reduction to additional paid-in capital, in the amount of $2,756 as of December 31, 2005. This adjustment had no net effect on total stockholders’ equity.

Derivatives and Hedges

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The application of SFAS 133 may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the impact of adopting this Interpretation will have a material impact on our consolidated balance sheet or statement of operations.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage Loans Payable

At September 30, 2006 and December 31, 2005, mortgage loans payable consisted of the following:

	2006	2005

Mortgage loan payable — interest only at 5.09% payable monthly, due November 1, 2008, secured by the Foothills Mall property	$—	$54,750
Mortgage loan payable – interest only at 125 basis points over LIBOR (6.625% at September 30, 2006 and 5.625% at December 31, 2005) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	75,000
Mortgage loan payable – interest only at 140 basis points over LIBOR (at December 31, 2005) payable monthly, due October 1, 2006, secured by Colonie Center Mall property	—	50,766
Mortgage loan payable – interest at 8.60% payable monthly, due July 11, 2009, secured by the Tallahassee Mall property	45,235	45,613
Mortgage loan payable – interest at 6.60% payable monthly, due September 1, 2012, secured by the Northgate Mall property	78,464	79,216
Mortgage loan payable – interest at 5.15% payable monthly, due November 1, 2013, secured by the JCPenney Parcel	3,298	—

Total mortgages outstanding	201,997	305,345
Assumed above-market mortgage premiums, net	10,760	13,144

Total mortgage loans payable	$212,757	$318,489

On September 29, 2006, in connection with the partial sale of the Colonie Center Mall, the outstanding first mortgage on the property totaling $50,766 was assumed by the new joint venture.

On June 29, 2006, in connection with the partial sale of the Foothills Mall, the outstanding first mortgage on the property totaling $54,750 was repaid. We incurred a loss on the early extinguishment of debt totaling $357.

On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note is 5.15%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $6 since the assumption of the loan in April 2006.

On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $348 and $1,058 for the three and nine months ended September 30, 2006.

On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $454 and $1,367 for the three and nine months ended September 30, 2006.

In June 2005, we completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 1, 2005, which has since been extended to October 2006. The bridge loan contains various financial covenants requiring us to maintain certain property-level financial debt coverage ratios. On September 29, 2006, in connection with the partial sale of the Colonie Center Mall, the outstanding bridge loan on the property was repaid.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

3. Mortgage Loans Payable – (Continued)

In January 2005, we completed a $75,000, 3-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions. The loan may be prepaid at any time.

In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75,000 swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

During December 2005, we entered into a separate $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cash flows on LIBOR-based loans at 4.91% per annum for that period.

Aggregate principal payments of our mortgage loans as of September 30, 2006 are as follows:

2006 (3 months)	$495
2007	2,040
2008	77,160
2009	45,618
2010	1,786
2011 and thereafter	74,898

Total principal payments	201,997
Assumed above-market mortgage premiums, net	10,760

Total	$212,757

Certain of these mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. As of and for the nine months ended September 30, 2006, we were in compliance with these debt covenants.

4. Junior Subordinated Debt Obligation

During March 2006, we completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of preferred securities issued by its wholly owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by our Company. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently (after April 2011) at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The notes mature April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011. The preferred securities do not have a stated maturity date; however, the preferred and common securities are subject to mandatory redemption upon the redemption or maturity of the notes.

The principal amount of the junior subordinated notes of $29,380 is reported as an obligation on our condensed consolidated balance sheet at September 30, 2006. However, because we are not deemed to be the primary beneficiary of the Trust under FIN46R, we account for our investment under the equity method of accounting and records our investment in the Trust’s common shares of $880 as part of other assets on our condensed consolidated balance sheet.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

4. Junior Subordinated Debt Obligation – (Continued)

We have entered into a parent guarantee agreement for the purpose of guaranteeing the payment, after the expiration of any grace or cure period, of any amounts required to be paid. Our obligations under the parent guarantee agreement constitute unsecured obligations and rank subordinate and junior to all of our senior debt. The parent guarantee agreement will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated notes upon liquidation of the trust.

5. Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit has been amended to allow for the issuance of letters of credit up to $13.0 million at 50 basis points over LIBOR. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. As of September 30, 2006, there was a $4.0 million outstanding balance on the secured line of credit.

6. Related Party Transactions

We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for annual management fees ranging from 2% to 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreements. In addition, we earn brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $183, $440, $90 and $332 for the three and nine months ended September 30, 2006 and 2005, respectively. All service fees are recorded in management, leasing and development services on the accompanying unaudited condensed consolidated statements of operations.

Prior to being employed by our company on November 15, 2005, an officer provided construction management services to us. Fees charged by the officer to our company for the three and nine months ended September 30, 2005 totaled $59 and $137, respectively.

We have entered into a consulting contract with Ed Feldman, father of our company’s chairman and CEO, Larry Feldman, to provide professional acquisition services. The agreement pays Mr. Feldman $3 per month commencing July 1, 2005. For the three and nine months ended September 30, 2006, Mr. Feldman has received $9 and $27, respectively.

7. Rentals Under Operating Leases

We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from our tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due as reduced by amortization of capitalized above-market lease values. Amounts included in rental revenue based on recording lease income on the straight-line basis were $219 and $660 for the three and nine months ended September 30, 2006, and $231 and $523 for the three and nine months ended September 30, 2005, respectively.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

7. Rentals Under Operating Leases – (Continued)

The minimum future base rentals under non-cancelable operating leases as of September 30, 2006 are as follows:

Year Ending December 31,

2006 (three months)	$5,899
2007	22,412
2008	20,130
2009	17,194
2010	15,622
2011 and thereafter	51,712

Total future minimum base rentals	$132,969

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers. For the three and nine months ended September 30, 2006 and 2005, no tenant exceeded 10% of rental revenues.

8. Due to Affiliates

At September 30, 2006 and December 31, 2005, amounts due to affiliates primarily reflect obligations to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, the owners of the predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument that we recorded as an obligation of the offering and adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $4,067 and $5,303 at September 30, 2006 and December 31, 2005, respectively, and is included in due to affiliates. The reduction in the fair value estimate for the three and nine months ended September 30, 2006 totaling $1,236 has been reflected in interest and other income in the accompanying consolidated financial statements. The reduction in the liability in this quarter was caused by our reduction of the anticipated return we will receive on the project. The decrease in our anticipated return is due to an increase in the anticipated redevelopment costs and delays in the timing of certain redevelopment plans. The fair value of this obligation is assessed by management on a quarterly basis.

9. Stockholders’ Equity

Our authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2006 and December 31, 2005, 13,120,246 and 13,050,370 shares of common stock were issued and outstanding, respectively. We have not issued any shares of preferred stock as of September 30, 2006. During 2005 and 2006, we issued 2,000 and 1,000, respectively, fully vested shares of our common stock to each of our three outside directors.

In January 2005, we sold 1,600,000 shares of our common stock at a gross price of $13.00 per share. The net proceeds from this offering were approximately $19,300.

In December 2005, we issued 369,375 shares of our common stock in connection with acquiring a long-term lease located at the Tallahassee Mall.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

10. Minority Interest

As of September 30, 2006 and December 31, 2005, minority interest relates to the interests in the operating partnership that are not owned by us, of approximately 10.8% and 11.3%, respectively. In conjunction with our formation, certain persons and entities contributing ownership interests in the predecessor to the operating partnership received OP Units. Limited partners who acquired OP Units in our formation transactions have the right, commencing on or after December 16, 2005, to require our operating partnership to redeem part or all of their OP Units for cash, or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

11. Commitment and Contingencies

In the normal course of business, we become involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on our condensed consolidated financial position or results of operations.

All of our malls that have non-owned parcels sharing common areas are subject to reciprocal easement agreements that address use and maintenance of common areas and often address other issues, including use restrictions and operating covenants. These agreements are recorded against the properties and are long term in nature.

Adjacent to the Stratford Square Mall are six anchor tenant spaces, five of which are owned by third parties and one of which is owned by our Company. We have entered into an operating agreement with the owners of these non-owned anchor tenant parcels to share certain operating expenses based on allocated amounts per square foot. The agreement terminates in March 2031.

The purchase price for the Golden Triangle Mall may be increased up to $2,200 if the seller is able to deliver an executed letter with a certain tenant acceptable to us and that tenant takes occupancy. As of September 30, 2006, a lease has been signed; however, the tenant is not scheduled to take occupancy until 2007.

As of September 30, 2006, we have commitments to make tenant improvements and other capital expenditures in the amount of approximately $1,416. In addition, in connection with leases that have been signed through September 30, 2006 included in the redevelopment expansion plans of the malls and current redevelopment activity, we are committed to, or expected to, spend approximately $13,722 and $27,963 for 2006 and 2007, respectively.

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by us, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009, and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

We also have agreed to maintain approximately $10,000 of indebtedness, and to offer the contributors the option to guarantee $10,000 of the Operating Partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the Operating Partnership issued to them in the formation transactions. As of September 30, 2006, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeffrey Erhart, currently guarantees $8,000 of the loan secured by the Stratford Square Mall.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12. Investments in Unconsolidated Partnerships

Foothills Mall

During February 2006, we entered into a contribution agreement with a subsidiary of Kimco Realty Corp. (“Kimco”) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona. Under the terms of the contribution agreement, we contributed the Foothills Mall to a limited liability company at an agreed value of $104,000, plus certain closing costs (the “joint venture”). The transaction closed on June 29, 2006. The transaction resulted in us recognizing a gain totaling $29,968. Pursuant to the terms of the contribution agreement, we received approximately $38,900 in net proceeds from the transaction.

On the closing date, the joint venture extinguished the existing first mortgage totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage. The $81,000 first mortgage matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Joint Venture. Kimco will receive a preferred return on its capital from the Foothills Mall’s cash flow. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the limited liability company and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Joint Venture is not a VIE and account for our investment in the Joint Venture under the equity method.

The joint venture agreement includes “buy-sell” provisions commencing in June 2008 for us and after May 2010 from the date allowing either joint venture partner to acquire the interests of the other. Either partner to the joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The joint venture agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties.

The joint venture has commitments for tenant improvements and other capital needs in the amount of $371 and intends to fund them from operating cash flow. In addition, in connection with leases that have been signed through September 30, 2006 in the redevelopment plans of the mall and current activities, we are commited to spend approximately $1,124 and $37 for 2006 and 2007, respectively. We anticipate funding these costs from operating cash flow.

During February 2006, we entered into a promissory note with Kimco Capital Corp., a subsidiary of Kimco, in the amount up to $17,200. The amounts outstanding under the loan bore interest at an interest rate of 8% per annum. On June 29, 2006, the $5,000 outstanding balance was repaid and the note was extinguished.

The summarized financial statements for the joint venture are as follows:

September 30, 2006

Investment in real estate, net	$86,035
Other assets	9,236

Total assets	$95,271

Mortgage loan payable	$81,000
Other liabilities	4,014
Owners’ equity	10,257

Total liabilities and owners’ equity	$95,271

Our share of owners’ equity	$(4,450)

The difference between our investment in the joint venture and our 30.8% of the partnership owners' equity is primarily due to the recording of our remaining interest at historical cost reduced by our share of excess loan proceeds.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12. Investments in Unconsolidated Partnerships – (Continued)

Three Months Ended September 30, 2006

Revenues	$3,282
Operating and other expense	1,515
Interest expense (including the amortization of deferred financing costs)	1,320
Depreciation and amortization	1,447

Net loss	$(1,000)

Our share of net loss	$(308)

Harrisburg Mall

We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003. Summarized financial information for this investment, which is accounted for by the equity method, is as follows:

	September 30, 2006	December 31, 2005

Investment in real estate, net	$46,236	$50,050
Receivables including deferred rents	1,653	1,182
Other assets	14,161	11,886

Total assets	$62,050	$63,118

Loan payable	$49,750	$49,750
Other liabilities	2,648	2,330
Owners’ equity	9,652	11,038

Total liabilities and owners’ equity	$62,050	$63,118

Our share of owners’ equity	$2,597	$2,794

	Three Months Ended September 30,		Nine months Ended September 30,

	2006	2005	2006	2005

Revenues	$3,091	$2,483	$8,380	$7,769
Operating and other expenses	1,607	1,787	4,710	4,572
Interest expense (including the amortization of deferred financing costs)	909	741	2,562	1,972
Depreciation and amortization	823	820	2,493	2,390

Net loss	$(248)	$(865)	$(1,385)	$(1,168)

Our share of net loss	$(62)	$(216)	$(346)	$(292)

The difference between our investments in the partnership and our 25% of the partnership’s owners’ equity is primarily due to our $500 acquisition of an interest held by a third party in 2004 and unpaid reimbursements of operating costs.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12. Investments in Unconsolidated Partnerships – (Continued)

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from the predecessor and its joint venture partner. The construction loan was subsequently amended in October 2004 to increase the lender’s commitment to $46,875. The construction loan initially bore interest at LIBOR plus 3.25% per annum, until a certain anchor tenant occupied its space and began paying rent, at which time the spread became 2.5%. During July 2005, the loan was amended and increased to a maximum commitment of $50,000 through a $7,200 second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate was reduced to LIBOR plus 1.625% per annum. During July 2005, the partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis, of which we received $1,625. The effective rates on the loan at September 30, 2006 and December 31, 2005 were 6.95% and 5.99%, respectively.

Under certain circumstances the partnership may extend the maturity of the loan for three, one-year periods. As of September 30, 2006, the partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63%, and we are liable for $1,850 or 37%.

The balance outstanding under the loan was $49,750, as of September 30, 2006 and December 31, 2005, and the partnership intends to use cash flow from property operations to fund our capital expenditure commitments, which were $299 at September 30, 2006. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

The joint venture agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other. Either partner to the joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The joint venture agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties. However, the agreement restricts our ability to enter into transactions relating to the joint venture with our affiliates without the prior approval of our joint venture partner.

The joint venture has commitments for tenant improvements and other capital expenditures in the amount of $299 to be incurred in 2006 and intends to fund them from operating cash flow. The joint venture has additional renovation cost commitments and anticipates the renovation costs to be $3,557 in 2006 and the balance totaling $14,247 anticipated to be spent thereafter. The joint venture anticipates funding these renovation costs with additional financing activity or equity contributions.

Colonie Center Mall

On August 9, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall located in Albany, New York. On September 29, 2006, we completed the joint venture with Heitman. Under the terms of the Contribution Agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Joint Venture”). Heitman’s contribution to the venture represents approximately 75% of the equity in the Mall. The Company’s contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have committed to make a preferred capital contribution of approximately $6,500 and anticipate that it may be required to make an additional subordinated capital contribution of approximately $3,700 to fund currently anticipated construction costs. We have placed $10,250 of our net proceeds from the recapitalization in an escrow account with the lender until certain loan closing conditions are satisfied and certain construction costs are confirmed. We anticipate these conditions will be satisfied within 90 days of the Loan closing. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling $46,000. If required, we will fund these additional costs as capital contributions noted above.

The LLC Agreement between us and Heitman allows a buy-sell process to be initiated by Heitman, at any time on or after November 1, 2010, or by us at any time on or after January 30, 2010. There are additional provisions regarding disputes, defaults and change in management that allow Heitman to initiate a buy-sell process. The member initiating the buy-sell must specify a total purchase price for the property and the amount of the purchase price that would be distributed to each of the two members, with the allocation of the total purchase price being subject to arbitration if the parties disagree. The member receiving the buy-sell notice must elect within 60 days to either allow the initiating member to purchase the recipient’s interest in the Joint Venture for the price stated in the notice or to purchase the initiating member’s interest in the Joint Venture.

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

12. Investments in Unconsolidated Partnerships – (Continued)

In connection with the recapitalization of the property, the Joint Venture refinanced the property with a new construction facility (the “Loan”) with a maximum capacity commitment of $109,800. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the joint venture entered into a two year interest rate protection agreement fixing the initial $50,700 of the Loan at all-in interest rate of 6.84%. The joint venture has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan. The loan has no lockout period, however the loan is subject to prepayment fees ranging from 1.5% to 1.0% through March 2008. The loan contains certain financial covenants requiring the joint venture to maintain certain financial debt service coverage ratios, among other requirements. We also repaid the existing $50,700 first mortgage bridge loan on the Mall.

The joint venture has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $22,773 to be incurred during 2006 and $40,522 thereafter. The joint venture intends to fund these commitments from loan proceeds, equity contributions and operating cash flow.

We are the managing member of the joint venture and will be responsible for the management, leasing and construction of the property and will charge customary market fees for such services.

The summarized financial statements for the joint venture are as follows:

September 30, 2006

Investment in real estate	$107,907
Restricted cash	3,498
Other assets	3,271

Total assets	$114,676

Mortgage loan payable	$50,766
Other liabilities	359
Owners’ equity	63,551

Total liabilities and owners’ equity	$114,676

Our share of owners’ equity	$16,285

The difference between our investment in the joint venture and our 25% of the partnership owners’ equity is primarily due to the recording of our remaining interest at historical cost.

13. Fair Value of Financial Instruments

As of September 30, 2006 and December 31, 2005, the fair values of our mortgage loans payable and junior subordinated debt, were approximately the carrying values as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due to affiliates, and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

14. Financial Instruments: Derivatives and Hedging

The following summarizes the notional and fair value of our derivative financial instruments at September 30, 2006. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$1,254

Interest Rate Swap	$75,000	4.91%	1/2008	1/2011	$(155)

Back to Index

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (CONTINUED)

September 30, 2006

(Dollar Amounts in Thousands, Except Share and Per Share Data)

14. Financial Instruments: Derivatives and Hedging – (Continued)

On September 30, 2006, the derivative instruments were reported as an asset at a fair value of approximately $1,099 and are recorded in other assets. Over time, the unrealized gain of $1,046 in Accumulated Other Comprehensive Income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings.

We hedge our exposure to variability in anticipated future interest payments on existing variable rate debt and forecasted variable rate debt transactions.

15. Subsequent Events

Effective November 3, 2006, Jeffrey Erhart, our General Counsel, is no longer employed by the Company. In connection with Mr. Erhart’s separation, we have agreed to buy back his stock and units in the Company, totaling approximately 179,000 shares and units, at a price of $9.75 per share. Assuming the agreement is not rescinded, the company anticipates that it will make a cash payment to Mr. Erhart in the amount of $1,744 in exchange for the purchase of his stock and units.

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

A discussion of the results of operations of our company is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which has played an important role in allowing our company to implement our growth and business plan. For the following reasons, the results of operations of our company reported in the third quarter may not be indicative of the results of our future operations:

•

On September 29, 2006, we contributed the Colonie Center Mall to a joint venture and retained a 25% interest.  In connection with this transaction, the joint venture re-financed the existing $50.7 million first mortgage bridge loan with a first mortgage and construction facility with a maximum capacity commitment of $109.8 million.  As a result of these transactions, we received approximately $41.2 million and recorded a $3.9 million deferred gain.  The loan will not be closed until certain closing conditions are satisfied and the lender retained a $10.2 million escrow on our behalf until certain loan closing conditions are satisfied.  A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006.

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

Reimbursements from tenants, related to real estate taxes, insurance and other mall operating expenses, are recognized as revenues, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying condensed consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space, and we have no continuing obligation to provide services to such former tenants.

Additional revenue is derived from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property cash receipts. Leasing and brokerage fees are generally earned upon the consummation of new leases. Development fees are earned over the time period of the development activity.

Back to Index

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

Principles of Consolidation and Equity Method of Accounting

Our unaudited condensed consolidated financial statements include all of the accounts of our wholly owned subsidiaries of our operating partnership and all partnerships in which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

We evaluate our investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the investment is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary,” as defined in FIN 46R, we account for such investment as if it were a consolidated subsidiary. We have determined that Feldman Lubert Adler Harrisburg L.P., FMP Kimco Foothills LLC and FMP191 Colonie Center LLC are not VIE’s.

We evaluate the consolidation of entities in which we are a general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate a limited partnership or a limited liability company with characteristics of a partnership. EITF 04-05 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on these criteria, we do not consolidate our investments in the Harrisburg Foothills and Colonie joint ventures. We account for our investment in the joint ventures that own the Harrisburg Mall, the Foothills Mall and the Colonie Center Mall under the equity method of accounting. This investment is recorded initially at cost and thereafter the carrying amount is increased by our share of comprehensive income and any additional capital contributions and decreased by our share of comprehensive loss and capital distributions.

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

Factors we consider in determining whether or not we exercise control include rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, and operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

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

The building and improvements thereon are depreciated on the straight-line basis over an estimated useful life ranging from 3 to 39 years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on a straight-line basis over estimated useful lives of 3 to 7 years.

Back to Index

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

Gains on Disposition of Real Estate

Gains on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold. Gains on the disposition of real estate assets are deferred if we continue to have substantial continued involvement with the real estate asset sold.

When we contribute a property to a joint venture in which we have retained an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution. The amount of gain not recognized is based on our continuing ownership interest in the contributed property that arises due to the ownership interest in the joint venture acquiring the property.

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

We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if vacant basis, and to land determined either by real estate tax assessments, third party appraisals or other relevant data. Since June 2005, we determine the as-if-vacant value by using a replacement cost method. Under this method we obtain valuations from a qualified third party utilizing relevant third party property condition and Phase I environmental reports. We believe the replacement cost method closely approximates our previous methodology and is a better determination of the as-if vacant fair value.

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

Back to Index

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

Back to Index

Results of Operations

Overview

The discussion below relates to the results of operations of our company which, throughout the periods discussed below, was engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our initial public offering we acquired the Stratford Square Mall in December 2004. During 2005 and the first half of 2006, we acquired the Colonie Center Mall (February 2005), Northgate Mall (July 2005), and Tallahassee Mall (June 2005), and Golden Triangle Mall (April 2006), collectively the “Acquisition Properties” which, with the exception of the Golden Triangle Mall are included or partially included in our consolidated results for the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, and not included, or partially included, in our results for the nine months ended September 30, 2005. In addition, as a result of the June 2006 joint venture with Kimco, our share of results of the Foothills Mall are excluded from our consolidated results commencing July 1, 2006 and included on the equity method of accounting. During the redevelopment and repositioning period, some of our properties may experience decreases in occupancy and corresponding net operating income. We believe these lower occupancy and operating income trends are temporary and will improve once we have completed a significant portion of the redevelopment process. For the following reasons, the results of operations of our company for the three and nine months ended September 30, 2006 may not be comparable to the corresponding periods in 2005:

•

On February 1, 2005, we acquired Colonie Center Mall, located in Albany, New York for an initial purchase price of $82.2 million and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. At September 30, 2006 and 2005, shop occupancy, excluding temporary tenants were 76.3% and 74.8%, respectively.

•

On June 28, 2005, we acquired the Tallahassee Mall, a 963,000 square foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The first mortgage assumed by us bears interest at a fixed rate of 8.60% and has a July 2009 maturity date. The property is subject to a long term ground lease that expires in the year 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. At September 30, 2006 and 2005, shop occupancy, excluding temporary and anchor tenants, were 79.0% and 74.4%, respectively.

•

On July 12, 2005, we acquired Northgate Mall, a 1.1 million square foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110.0 million included the assumption of the existing mortgage loan in the approximate amount of $79.6 million plus cash in the amount of approximately $30.4 million. The first mortgage assumed by us bears interest at a fixed rate of 6.60% and has a September 2012, maturity date. At September 30, 2006 and 2005, shop occupancy, excluding temporary and anchor tenants, were 67.6% and 85.4%, respectively.

•

During March 2006, we completed the issuance and sale in a private placement of $28.5 million in aggregate principal amount of junior subordinated debt obligation (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR“) plus 3.45% per annum. The Notes mature in April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

•

On April 5, 2006, we acquired the Golden Triangle Mall in the Northeastern Dallas suburb of Denton, Texas, for approximately $40.0 million. The purchase price for the Golden Triangle Mall may be increased up to $2.2 million if the seller is able to deliver an executed lease with Abercrombie & Fitch (Hollister), acceptable to us and the tenant takes occupancy. As of September 30, 2006, the lease has been signed; however the tenant is not scheduled to take occupancy until 2007. Including non-owned anchors, the Golden Triangle Mall is a 765,000 square foot regional mall. At September 30, 2006, excluding temporary tenants, the mall’s occupancy is 61.2%.

•

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. We repaid the secured line of credit on June 29, 2006. We subsequently borrowed $4.0 million in August 2006 that was outstanding on September 30, 2006.

•

On April, 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square Mall for a price of $6.7 million. The purchase price includes assumption of a loan secured by the property and had a principal balance of approximately $3.5 million. The loan is self amortizing, bears interest at a 5.15% fixed rate, and matures in November 2013.

•

On June 29, 2006, we contributed the Foothills Mall to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture re-financed the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $29.4 million gain on the partial sale of the property as reported on the condensed consolidated statement of operations. A portion of the proceeds from the transaction were used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding to extinguish our credit facility provided by Kimco Realty Corp.

Back to Index

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Revenues

Rental revenues decreased approximately $1.4 million, or 13%, to $9.6 million for the three months ended September 30, 2006 compared to $11.1 million for the three months ended September 30, 2005. The decrease was primarily due to (i) $2.0 million for the partial sale of the Foothills Mall and (ii) $0.5 million due to reduced occupancy and lower rents at the Stratford Square Mall that we expect to stablize in the next 12 months. These decreases were partially offset by $1.1 million of revenue from the Golden Triangle Mall.

Revenues from tenant reimbursements decreased approximately $1.1 million, or 22%, to $4.0 million for the three months ended September 30, 2006 compared to $5.1 million for the three months ended September 30, 2005. The decrease was primarily due to (i) $1.3 million for the partial sale of the Foothills Mall and (ii) $0.1 million due to reduced occupancy and lower reimbursement rents at the Stratford Square Mall that we expect to stablize in the next 12 months. These decreases were partially offset by $0.3 million revenue from the Golden Triangle Mall.

Revenues from management, leasing and development services increased approximately $0.1 million to $0.2 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended September 30, 2005. The increase is primarily due to $0.1 million of management fee income from the Foothills Mall.

Interest and other income increased approximately $1.4 million to $1.5 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended September 30, 2005. The increase was primarily due to the $1.3 million adjustment of the fair value of our liability due to the contributors of the Harrisburg Mall and higher lease termination income. The adjustment to the fair value of the Harrisburg Mall liability is due to changes in the timing and cost of the anticipated redevelopment project and related construction loan.

Expenses

Rental property operating and maintenance expenses decreased $0.2 million, or 4%, to $5.0 million for the three months ended September 30, 2006 compared to $5.2 million for the three months ended September 30, 2005. The decrease was primarily due to $1.1 million from the partial sale of the Foothills Mall. The decrease was partially offset by a $0.7 million increase from the Golden Triangle Mall and increased costs throughout the portfolio.

Real estate taxes decreased approximately $0.2 million, or 13%, to $1.7 million for the three months ended September 30, 2006 compared to $1.9 million for the three months ended September 30, 2005. The decrease in real estate taxes was primarily due to $0.3 million decrease at the Foothills Mall and $0.2 million for real estate tax expense capitalization from redevelopment projects. The decrease was partially offset by $0.2 million from the Golden Triangle Mall.

Interest expense decreased $0.4 million, or 9%, to $3.8 million for the three months ended September 30, 2006 compared to $4.2 million for the three months ended September 30, 2005. The decrease in interest expense was primarily due to $0.7 million from the Foothills Mall and $0.3 million for interest expense capitalization from our ongoing redevelopment projects. The decrease was partially offset by $0.6 million due to the issuance of the Notes, and $0.1 million due to our secured line of credit.

Depreciation and amortization expense decreased $0.8 million, or 17%, to $3.8 million for the three months ended September 30, 2006 compared to $4.7 million for the three months ended September 30, 2005. The decrease in depreciation and amortization expense is primarily due to a $0.7 million decrease from the Foothills Mall and $0.2 million from lower SFAS 141 in-place lease amortization through out the portfolio as acquired leases expire. The decrease was partially offset by $0.1 million of depreciation expense from the Golden Triangle Mall.

General and administrative expenses increased approximately $0.5 million, or 30%, to $2.0 million for the three months ended September 30, 2006 compared to $1.5 million for the three months ended September 30, 2005. The increase was primarily due to (i) costs associated with increased overhead for our company’s office expansion in Phoenix, Arizona, (ii) increase in personnel costs due to increased staff in connection our increased redevelopment and joint venture activity, and (iii) additional costs associated with being a publicly-traded REIT.

Back to Index

Other

Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the losses of the joint ventures owning the Harrisburg Mall for 2005 and 2006 and the Foothills Mall for 2006. The equity in loss of unconsolidated real estate partnership totaled $370,000 for the three months ended September 30, 2006 as compared to $216,000 for the three months ended September 30, 2005. The 2006 loss at the Harrisburg Mall decreased from $216,000 to $62,000 primarily due to income from government proceeds received during the quarter ended September 30, 2006. The equity loss from the Foothills Mall totaled $308,000 for the three months ended September 30, 2006.

Loss on the partial sale of a property totaled $0.5 million for the three months ended September 30, 2006 and represented the settlement of certain accounts pertaining to the sale of the Foothills Mall. We continue to own a 30.8% interest in the joint venture.

Minority interest for the three months ended September 30, 2006 and 2005 represents the unit holders in our operating partnership which represents 10.8% and 11.4%, respectively, of the losses of our operating partnership and its subsidiaries.

Comparison of the Nine months Ended September 30, 2006 to the Nine months Ended September 30, 2005

Revenues

Rental revenues increased approximately $8.5 million, or 36%, to $32.1 million for the nine months ended September 30, 2006 compared to $23.6 million for the nine months ended September 30, 2005. The increase was primarily due to an $11.3 million increase from the Acquisition Properties. The increase was partially off-set by $1.6 million from the Foothills Mall not included in the third quarter consolidated results and $1.2 million lower rental revenue at the Stratford Square Mall due to reduced occupancy and lower rental rates upon renewal.

Revenues from tenant reimbursements increased approximately $3.7 million, or 30%, to $15.7 million for the nine months ended September 30, 2006 compared to $12.0 million for the nine months ended September 30, 2005. The increase was primarily due to a $5.4 million increase from the Acquisition Properties. The increase was partially off-set by $1.5 million at the Foothills Mall not included in the third quarter consolidated results and $0.3 million from the Stratford Square Mall due to lower common area maintenance charges resulting from lower occupancy noted above.

Revenues from management, leasing and development services increased approximately $0.1 million, to $0.4 million for the nine months ended September 30, 2006 compared to $0.3 million for the nine months ended September 30, 2005. The increase is due to the $0.1 million of management fees charged to the Foothills Mall.

Interest and other income increased $1.6 million, to $2.3 million for the nine months ended September 30, 2006 compared to $0.7 million for the nine months ended September 30, 2005. The increase is primarily due to (i) the $1.3 million adjustment to the fair value of our liability to the contributors of the Harrisburg Mall, (ii) $0.1 million of higher termination fee income and (iii) $0.1 million higher interest income from cash on hand.

Expenses

Rental property operating and maintenance expenses increased approximately $4.7 million, or 41%, to $16.2 million for the nine months ended September 30, 2006 compared to $11.5 million for the nine months ended September 30, 2005. The increase was due to a $5.9 million increase from the Acquisition Properties. The increase was partially offset by (i) $1.1 million decrease from the Foothills Mall not included in our third quarter 2006 consolidated results and (ii) $0.1 million decrease in expenses at the Foothills Mall for the first six months of 2006.

Real estate taxes increased approximately $1.8 million, or 41%, to $6.2 million for the nine months ended September 30, 2006 compared to $4.4 million for the nine months ended September 30, 2005. The increase was primarily due to a $2.3 million increase from the Acquisition Properties and $0.2 million due to increased assessments at Foothills (during the first six months of 2006). The increase was partially offset by $0.4 million from the Foothills Mall not included in our third quarter 2006 consolidated results.

Interest expense increased approximately $5.4 million, or 68%, to $13.2 million for the nine months ended September 30, 2006 compared to $7.8 million for the nine months ended September 30, 2005. The increase was primarily due to (i) $4.7 million of interest associated with the Acquisition Properties (ii) $1.5 million due to the issuance of the Notes, and (iii) $0.5 million for the secured line of credit. The increase was partially offset by $0.7 million due to the Foothills Mall not included in our third quarter 2006 consolidated results and $0.5 million of interest capitalized in connection with our redevelopment projects.

Back to Index

Depreciation and amortization expense increased approximately $4.6 million, or 50%, to $13.8 million for the nine months ended September 30, 2006 compared to $9.2 million for the nine months ended September 30, 2005. The increase is primarily due to a $5.4 million increase in depreciation from the Acquisition Properties. The increase was partially offset by $0.7 million from the Foothills Mall not included in our third quarter 2006 consolidated results.

General and administrative expenses increased approximately $1.5 million, or 36%, to $5.7 million for the nine months ended September 30, 2006 compared to $4.2 million for the nine months ended September 30, 2005. The increase was primarily due to (i) increases in personnel costs due to increased staff in connection with our redelopment and joint venture activity, and (ii) additional costs associated with being a publicly-traded REIT, and (iii) office relocation and expansion in Arizona.

Other

Gain on the partial sale of a property totaled $29.4 million for the nine months ended September 30, 2006. This gain is the result of our contribution of the Foothills Mall into a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture.

Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the earnings of the joint venture owning the Harrisburg Mall for 2005 and 2006 and the Foothills Mall for 2006. The equity in loss of unconsolidated real estate partnership totaled $0.7 million for the nine months ended September 30, 2006 as compared to $0.3 million for the nine months ended September 30, 2005. The 2006 loss at the Harrisburg Mall increased from $0.3 million to $0.4 million primarily due to higher depreciation partially off-set by income from government proceeds received during the quarter ended September 30, 2006. The equity loss from the Foothills Mall totaled $308,000 for the nine months ended September 30, 2006.

The $357,000 early extinguishment of debt for the nine months ended September 30, 2006 was incurred in connection with the recapitalization of the Foothills Mall on June 29, 2006.

Minority interest for the nine months ended September 30, 2006 and 2005 represents the unit holders in our operating partnership which represents 10.8% and 11.4%, respectively of our losses.

Cash Flows

Comparison of the Nine months ended September 30, 2006 to the Nine months ended September 30, 2005

Cash and cash equivalents were $36.0 million and $15.4 million, respectively, at September 30, 2006 and September 30, 2005.

Cash provided by operating activities totaled $3.1 million for the nine months ended September 30, 2006, as compared to totaling $5.9 million for the nine months ended September 30, 2005. The decrease in cash flow from operating activities is primarily due to (i) an increase in cash paid for interest expense totaling $8.2 million, (ii) an increase in general and administrative costs totaling $1.5 million, (iii) increased payments to vendors due to timing totaling $2.5 million, (iv) decreased cash operating income from the Stratford Square Mall totaling approximately $1.5 million and (v) decreased operating income totaling $1.0 from the contribution of the Foothills Mall to an unconsolidated joint venture. These decreases in operating cash flow were partially offset by higher cash operating income totaling $10.3 million from the Acquisition Properties.

Net cash used in investing activities for the nine months ended September 30, 2006 was $2.1 million for the nine months ended September 30, 2006 as compared to $136.2 million for the nine months ended September 30, 2005. The increase in cash flow from investing activities was primarily the result of net cash received in 2006 totaling $80.3 million in connection with the partial sales of the Foothills and Colonie Center Malls. The 2006 increase was partially offset by (i) $43.2 million for the acquisition of the Golden Triangle Mall and Stratford Square Mall anchor, (ii) $23.8 million of higher capital expenditures primarily due to redevelopment work at the Colonie Center and Stratford Square Malls, and (iii) the $9.2 million increase in restricted cash primarily due to the $10.2 million escrow in 2006 balance being held in connection with the Colonie Center construction loan closing. The cash required in 2005 included $133.0 million for the acquisitions of the Colonie Center, Tallahassee and Northgate Malls.

Net cash provided by financing activities totaled $20.7 million for the nine months ended September 30, 2006 as compared to $130.1 million for the nine months ended September 30, 2005. The decrease of $109.4 million is primarily due to (i) net proceeds from the 2005 issuance of 1.6 million shares of common stock totaling $17.0 million, net of offering cost payments received in 2005, (ii) $125.8 million proceeds from our mortgages on Stratford Square and Colonie Center Malls received in 2005 and (iii) repayment of mortgage loans payable totaling $1.3 million in 2006. The 2005 increases were partially offset by the $29.4 million proceeds from our issuance of the Notes and $4.0 million of proceeds from borrowings on our secured line of credit, and the increase in payment of dividends/distributions in 2006 totaling $3.0 million.

Back to Index

Liquidity and Capital Resources

Overview

As of September 30, 2006, we had approximately $36.0 million in cash and cash equivalents on hand. In addition, our $24.6 million line of credit, secured by the Golden Triangle Mall, had an outstanding balance of $4.0 million and $20.6 million of availability at September 30, 2006. At September 30, 2006, our total consolidated indebtedness outstanding was approximately $235.4 million, or 56% of our total assets.

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

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and Unit holders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders and Unit holders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT.

Short Term Liquidity Requirements

Our short term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to unit holders in our operating partnership, funds for capital expenditures and, potentially, acquisitions. Our properties require periodic investments of capital for tenant-related capital expenditures from the secured line of credit. As of September 30, 2006, we had commitments to make tenant improvements and other expenditures at our properties in the amount of approximately $1.4 million to be incurred during 2006, which we intend to fund from existing cash and cash from operating activities. We expect the cost of recurring capital improvements and tenant improvements for our properties to be approximately $1.4 million for the remainder of 2006. We believe that our net cash provided by operations, our available cash and restricted cash and our secured line of credit will be adequate to fund short-term operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In addition, during 2006 we have announced/completed the following capital transactions:

On September 29, 2006, we contributed the Colonie Center Mall to a joint venture and retained a 25% interest. In connection with this transaction, the joint venture re-financed the existing $50.7 million first mortgage bridge loan with a $109.8 million first mortgage and construction loan commitment. As a result of these transactions, we received approximately $41.2 million, $10.2 million of which is being held in escrow by the lender, and recorded a $3.8 million deferred gain on the partial sale of the property. A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006. In addition, we have committed to make a preferred capital contribution of approximately $6.5 million and anticipate that it may be required to make an additional subordinated capital contribution of approximately $3.7 million to fund currently anticipated construction costs. We have placed $10.2 million of our net proceeds from the recapitalization in an escrow account with the lender until certain loan closing conditions are satisfied and certain construction costs are confirmed. We anticipate these conditions will be satisfied within 90 days of the loan closing. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling $46.0 million. If required, we will fund these additional costs as capital contributions noted above.

On June 29, 2006, we contributed the Foothills Mall to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture re-financed the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $30.0 million gain on the partial sale of the property in the second quarter 2006 as reported on the condensed consolidated statement of operations. A portion of the proceeds from the transaction were used to repay our $24.6 million outstanding on our secured line of credit and $5.0 million outstanding on our Kimco credit facility. As of September 30, 2006, the joint venture is committed for tenant improvements and other capital expenditures total $1.1 million. The joint venture anticipates funding these costs with cash on hand and operating cash flow.

Back to Index

On September 15, 2006, we announced that our Board of Directors declared a dividend of $0.2275 per common share. This distribution reflects the regular dividend for the period July 1, 2006 to September 30, 2006. The dividend was paid on October 15, 2006 to shareholders of record at the close of business on September 30, 2006.

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. As of September 30, 2006, there was $4,000 outstanding on the secured line of credit.

During March 2006, we completed the issuance and sale in a private placement of $28.5 million in aggregate principal amount of fixed/floating rate trust preferred securities issued by one of our wholly owned subsidiaries. The trust preferred securities require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR“) plus 3.45% per annum. The notes mature April 2036, and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we expect to increase our expenditures for redevelopment and renovation of our recently purchased properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of September 30, 2006, in connection with signed leases and anticipated leases to be signed during 2006, our related redevelopment and renovation plans are estimated to be $41.7 million and we expect to spend $13.7 million during the remainder of 2006 and $28.0 million for the year ending December 31, 2007. In addition to these committed amounts, we anticipate incurring additional redevelopment costs ranging from $35.0 million to $40.0 million anticipated to be spent during the next 24 months. We believe that our current cash on hand, the capital transactions above and additional financing activity, including property-level construction loans, will be adequate to fund operating and capital requirements.

In addition, as of September 30, 2006, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $0.3 million to be incurred in 2006. In addition, the joint venture intends to begin a second phase to the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $17.8 million. The joint venture anticipates the renovation costs to be $3.6 million during the remainder of 2006. We anticipate funding the renovation with cash on hand, operating cash flows, additional borrowings, governmental incentives and equity contributions from the partners; we are responsible for 25% of any necessary equity contributions. We do not expect that this limitation will have a material impact on our ability to meet our short term liquidity requirements because, once the construction is completed, we expect the joint venture that owns the Harrisburg Mall to refinance this construction loan with alternative mortgage financing.

Also, see Long Term Liquidity Requirements-Mortgage Loan for additional discussions on potential early refinancing activity.

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

Back to Index

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

At any time, we may be in preliminary discussions with a number of potential sellers of mall properties. We currently have no binding agreement to invest in any property other than the properties we currently own and have announced to acquire. There can be no assurance that we will make any investments in any other properties that meet our investment criteria.

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

Colonie Center Mall Joint Venture

In connection with the recapitalization of the Colonie Center Mall, the joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum capacity of $109.8 million. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the Joint Venture entered into a two year interest rate protection agreement fixing the initial $50.8 million of the Loan at an all-in interest rate of 6.84%. The Loan is an interest only loan. We also repaid the existing $50.8 million first mortgage bridge loan on the Mall.

We have placed $10.2 million of our net proceeds from the Colonie Center recapitalization in an escrow account with the lender until certain Loan closing conditions are satisfied and certain construction costs are confirmed. We anticipate these conditions will be satisfied within 90 days of the Loan closing. We have also agreed to a cost guarantee with the joint venture related to certain costs of the property’s redevelopment project totaling approximating $46 million. If required, we will fund these additional costs as capital contributions.

Foothills Mall Joint Venture

In June 2006, we completed a contribution with a subsidiary in connection with the Foothills Mall, located in Tuscon Arizona. In connection with the contribution agreement we retained a 30.8% interest in the Foothills Mall. In connection with the contribution agreement closing, we refinanced the Foothills Mall with an $81.0 million non-recourse first mortgage. The first mortgage matures in July 2016 and bears interest at 6.08%. The loan my not be prepaid until the earlier of three years from the first interest payment or two years from the date of loan syndication and has no principal payments for the first five years and the loan principal amortizes on a 30-year basis thereafter. We intend to refinance the loan on the maturity date.

Back to Index

Harrisburg Mall Joint Venture

The Harrisburg Mall was purchased with (i) the proceeds of a mortgage loan, secured by the mall property and an assignment of rents and leases, and (ii) cash contributions from our predecessor and its joint venture partner. The construction loan was amended in October 2004 to increase the lender’s commitment to $46.9 million and bore interest at LIBOR plus 2.50% per annum. During July 2005, the loan was amended again and increased to a maximum commitment of $50.0 million through a $7.2 million second mortgage with no principal payments until the maturity date, which was extended to March 2008. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, our operating partnership increased the borrowings to $49.8 million and distributed $6.5 million to its partners on a pro rata basis, of which our Company received $1.6 million. The effective rates on the loan at September 30, 2006 and December 31, 2005 were 6.95% and 5.99%, respectively.

Under certain circumstances our operating partnership may extend the maturity of the loan for three, one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63%, and we are liable for $1.9 million, or 37%.

The balance outstanding under the loan was $49.8 million, as of September 30, 2006 and December 31, 2005. We are required to maintain cash balances with the lender averaging $5.0 million. If the balances fall below $5.0 million in any one month, the interest rate on the loan increases to LIBOR plus 1.875%. We intend to refinance the loan prior to the maturity date.

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

See loan and joint venture guarantees for the Colonie Center joint venture described in short term liquidity.

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

Tax Indemnifications

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by our company, or if our company fails to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our company’s debt for tax purposes (the “contributor-guaranteed debt“). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009, and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

Back to Index

We also agreed to maintain approximately $10.0 million of indebtedness, and to offer the contributors the option to guarantee $10.0 million of our operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. Our obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in our operating partnership issued to them in the formation transactions. As of September 30, 2006, Feldman Partners, LLC, an affiliate of Larry Feldman and Jeff Erhart, currently guarantees $8.0 million of the loan secured by the Stratford Square Mall.

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

FFO for the periods are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,

	2006	2005	2006		2005

Net (loss) income	$(1,768)	$(1,147)	$21,207	(A)	$(571)
Add:
Depreciation and amortization (excluding FF&E)	3,779	4,584	13,638		8,959
FFO contribution from unconsolidated partnerships	651	202	1,039		513
Minority interest	(214)	(147)	2,580		(73)
Less:
Loss (gain) on partial sale of property	571	—	(29,397)		—

FFO available to common stockholders and OP Unit holders	$3,019	$3,492	$9,067		$8,828

(A) 2006 net income includes early extinguishment of debt totaling $357

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed Rate Debt

We had approximately $235.4 million of outstanding indebtedness as of September 30, 2006, of which $156.4 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 5.15% to 8.60%, and $79.0 million which bears interest on a floating rate basis of LIBOR plus 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.4 million, as the case may be.

We currently have two $75 million swap contracts that run consecutively through January 2011. A 100 basis point increase in interest rates would increase the fair value of these two swaps by approximately $2.7 million, and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $2.9 million.

Back to Index

Aggregate principal payments of our mortgages as of September 30, 2006 are as follows (in 000’s):

2006	$495
2007	2,040
2008	77,160
2009	45,618
2010	1,786
2011 and thereafter	74,898

Total principal payments	201,997
Assumed above-market mortgage premiums, net	10,760

Total	$212,757

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

Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit has been amended to allow for the issuance of letters of credit up to $13.0 million at 50 basis points over LIBOR. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. As of September 30, 2006, there was a $4.0 million outstanding balance on the secured line of credit.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal controls over financial reporting (as such term is defined in Rule 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of such internal controls that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our company’s internal controls over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports.

Back to Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2005.

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

Date: November 14, 2006	FELDMAN MALL PROPERTIES, INC.
	By:	/s/ Thomas Wirth

	Name:	Thomas Wirth
	Title:	Executive Vice President and Chief Financial Officer