Form 10-K
period 2006-12-31
Feldman Mall Properties, Inc.
filed 2007-06-14
CIK 1299901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32365

FELDMAN MALL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction incorporation or organization)	13-4284187 (I.R.S. Employer of Identification No.)

1010 Northern Boulevard, Suite 314, Great Neck, NY 11021
(Address of principal executive offices — zip code)

(516) 684-1239
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 25, 2007 there were 13,114,870 shares of the Registrant’s common stock outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant (12,559,272 shares) as of the last business day of the Registrant’s most recently completed second quarter was $137,649,621. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

None

FELDMAN MALL PROPERTIES, INC.

FORM 10-K

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

When used within this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of our company to be materially different from those expressed or implied in the forward-looking statements. Such factors include, but are not limited to, the following changes in general economic conditions and in the markets in which our company operates:

•	our business strategy, including our renovation and repositioning plans;

•	our ability to obtain future financial arrangements;

•	estimates relating to our future distribution;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	demand for shop space or retail goods;

•	our ability to close future acquisitions;

•	availability and creditworthiness of current and prospective tenants; and

•	lease rates and terms.

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

PART I

ITEM 1.	BUSINESS

General

Feldman Mall Properties, Inc. is a fully integrated, self-administered and self-managed real estate company formed in July 2004 to continue the business of Feldman Equities of Arizona to acquire, renovate and reposition retail shopping malls. We completed our initial public offering on December 15, 2004, or the Offering Date.

Our investment strategy is to opportunistically acquire underperforming malls and transform them into physically attractive and profitable Class A malls through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow. We currently qualify as a real estate investment trust, or REIT, for federal income tax purposes.

At December 31, 2006, our portfolio consisted of (i) four wholly owned malls, including the Stratford Square Mall located in Bloomingdale, Illinois, the Tallahassee Mall located in Tallahassee, Florida, the Northgate Mall located in the northern suburbs of Cincinnati, Ohio and the Golden Triangle Mall, located in the northern suburbs of Dallas, Texas, totaling 4.1 million square feet, (ii) a 25% interest in each of two joint ventures that own the Harrisburg Mall, located in Harrisburg, Pennsylvania (totaling 0.9 million square feet) and the Colonie Center Mall, located in Albany, New York (totaling 1.2 million square feet), and (iii) a 30.8% interest in the Foothills Mall located in Tucson, Arizona (totaling 0.7 million square feet).

Unless the context otherwise requires or indicates, “we,” “our Company,” “our” and “us” refer to Feldman Mall Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Feldman Equities Operating Partnership, LP, a Delaware limited partnership, which we refer to in this Annual Report on Form 10-K as our “operating partnership,” and Feldman Equities of Arizona, LLC, an Arizona limited liability company, together with its subsidiaries and affiliates, which we refer to collectively herein as “Feldman Equities of Arizona,” the “predecessor” or “our predecessor.” We conduct substantially all of our business through our operating partnership in which we held approximately a 90% ownership interest as of December 31, 2006. We control all major decisions regarding the activities and management of our operating partnership. Our operating partnership enables us to complete tax deferred acquisitions of additional malls using its units of limited partnership interests, or OP units, as an alternative acquisition currency.

Corporate Structure

IPO and Formation Transactions

On December 15, 2004, the Offering Date, we sold 10,666,667 shares of our common stock and contributed the net proceeds to our operating partnership. Subsequently, on January 15, 2005, we sold an additional 1,600,000 shares of our common stock upon the underwriters’ full exercise of their over-allotment option.

Prior to the completion of our initial public offering, we conducted our business through (i) our predecessor, which owned a 25% capital interest in the joint venture that owns the Harrisburg Mall and a 67% capital interest in the joint venture that owned the Foothills Mall and (ii) two corporations that owned interests in these joint ventures. Through the formation transactions outlined below, we acquired 100% of the economic and legal interests in the Foothills Mall. We refer to the ownership interest in the contributed entities collectively as the ownership interests and we refer to the holders of these ownership interests who are members of our senior management team and their respective affiliates as the contributors.

At or prior to the closing of our initial public offering we engaged in various transactions, which include the following:

•	Pursuant to separate contribution, merger and related agreements, the contributors contributed their direct and indirect ownership interests in the contributed entities to us in exchange for an aggregate of 123,228 shares of our common stock and 1,593,464 OP units. In addition, unaffiliated third party investors exchanged their ownership interests in two of our joint ventures for $5.0 million in cash.

•	The contribution, merger and related agreements provide that Larry Feldman, our Chairman and Chief Executive Officer, Jim Bourg, our Chief Operating Officer and one of our directors, and Scott Jensen, our Senior Vice President of Leasing, retained all right, title and interest held by the contributed entities to amounts held in certain cash impound accounts established pursuant to the prior $54.8 million mortgage loan that was due in 2008 that was secured by the Foothills Mall. As of the Offering Date of the Company’s IPO, the balance in these accounts totaled $7.6 million. As of December 31, 2005, these impound accounts had been released to the Company by the lender of Foothills Mall and distributed to Messrs. Feldman, Bourg and Jensen.

•	The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The fair value of the right to receive these additional OP Units was approximately $5.0 million at the Offering Date.

•	We became subject to approximately $74.2 million of consolidated mortgage and other indebtedness consisting of (i) a $54.8 million mortgage loan secured by the Foothills Mall, (ii) a $5.5 million mezzanine loan relating to the Foothills Mall, (iii) a $5.9 million intercompany loan owed to Feldman Partners, LLC that was used to invest in the Harrisburg Mall and the Foothills Mall and to pay our predecessor’s overhead expenses, (iv) $4.0 million outstanding under a line of credit owed by our predecessor which was incurred to return funds advanced by the contributors in connection with the purchase and renovation of the Harrisburg Mall and the Foothills Mall, and (v) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, James Bourg and Scott Jensen. In addition, the joint venture that owns the Harrisburg Mall remained subject to a construction loan of which the joint venture had borrowed approximately $44.3 million at the Offering Date.

•	We applied approximately $17.5 million of the net proceeds from our initial public offering to repay certain of our predecessor’s outstanding indebtedness, including (i) the $5.5 million mezzanine loan relating to the Foothills Mall, (ii) $4.0 million of the $5.9 million intercompany loan owed to Feldman Partners, LLC ($1.9 million of this loan was converted into equity securities), (iii) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, James Bourg and Scott Jensen, and (iv) the $4.0 million outstanding under our predecessor’s line of credit.

Our Industry

Our property acquisitions and redevelopment activities are focused on underperforming regional and super-regional malls. The following tables describe these property types and contain certain comparable information relating to other retail properties:

Types of Retail Properties

Square Feet
Type of Center	Concept/Market	(Including Anchors)	Anchor Type

Neighborhood Center	Convenience	30,000 - 150,000	One or more supermarkets
Community Center	General merchandise, convenience	100,000 - 350,000	Two or more discount department stores, supermarkets, drug stores, home improvement or large specialty/discount apparel
Regional Malls*	General merchandise, fashion (typically enclosed and referred to as malls)	400,000 - 800,000	Two or more full-line department stores, jr. department stores, mass merchant, discount department stores or fashion apparel
Super-Regional Malls*	Similar to regional mall but has more variety and assortment (typically enclosed and referred to as malls)	800,000+	Three or more full-line department stores, jr. department stores, mass merchant or fashion apparel
Fashion/Specialty Center	Higher-end, fashion-oriented	80,000 - 250,000	Fashion
Lifestyle Center	Upscale specialty stores; dining and entertainment in outdoor setting	150,000 -500,000 (can be smaller or larger)	Not usually anchored but may include large-format book store, multiplex cinema, small department stores and other big boxes
Power Center	Category-dominant anchors, few small tenants	250,000 - 600,000	Three or more category killer, home improvement, discount department stores, warehouse club or off-price stores
Theme/Festival Center	Leisure, tourist-oriented, retail and service	80,000 - 250,000	Restaurants, entertainment
Outlet Center	Manufacturers’ outlet stores	50,000 - 400,000	Manufacturers’ outlet stores

*	Target properties
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

Investment Classes

According to the International Council of Shopping Centers, the United States had approximately 1,104 malls in 2005. The median sales per square foot of shop tenants in a sample of malls studied by the International Council of Shopping Centers in 2006 was $396. We generally classify malls into one of the following three rating categories based upon the average annual sales per square foot of shop tenants:

Classes of Malls

	Shop Tenant
Class	Sales Per Square Foot

Class A	Above $	350
Class B		$250 - $350
Class C	Below $	250

We believe that more than half of the approximately 1,100 malls in the United States fall into the Class B and Class C categories. Our strategy is to acquire Class B malls or Class C malls, which we refer to as underperforming or distressed malls. We believe that through our renovation and repositioning strategies, we can substantially increase shopper traffic and tenant sales, which will result in higher occupancy, rents and, ultimately, cash flow. We believe that the successful implementation of our strategy can result in the transformation of a Class B or Class C mall into a Class A or near Class A mall. Currently, Stratford Square Mall, Colonie Center Mall, Northgate Mall, Tallahassee Mall, Golden Triangle Mall and Foothills Mall fall into the Class B category and Harrisburg Mall falls into the Class C category. We expect, however, that upon completion of our renovation and repositioning efforts, each of these malls will fall into the Class A or near Class A mall category.

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

Notwithstanding the increase in national retail sales and the favorable characteristics of malls, the rate of new U.S. mall construction continues to decrease. We believe that the low rate of new mall construction is caused by high barriers to entry, such as:

•	the large number of existing malls which adequately serve or, in many cases, over-serve the available mall trade areas in the United States;

•	the presence of large stand-alone discount retailers such as Wal-Mart and Target;

•	the costs and difficulties associated with acquiring land for sites with sufficient acreage, requisite regional access and suitable development characteristics;

•	the time and expense associated with obtaining zoning entitlements and environmental approvals due to growing environmental concerns and objections to new mall development from local governments and citizen groups; and

•	the high costs of new construction and a five to 10-year lead time required from project conception to completion of new malls.

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

Our Business and Growth Strategies

Our primary business objectives are to increase the occupancy, tenant sales, rental income, and cash flow from each of our properties resulting in increased cash available for distribution to our stockholders and growth in net asset value per share. Our business and growth strategies, which are aimed at achieving these objectives, include the following elements:

•	Pursue Joint Ventures. We intend to acquire, renovate and reposition some of our properties in joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. In addition, we will periodically sell partial equity interests in our more stabilized assets through joint venture partnerships with institutional investors.

•	Implement Renovation and Repositioning Strategies. We intend to implement comprehensive renovation and repositioning strategies aimed at improving the physical appearance, visibility and design of our malls in order to increase shopper traffic and tenant sales.

•	Maximize Occupancy. We will seek to remedy weak occupancy levels at our properties under redevelopment by adding anchor tenants with powerful consumer draws as well as attractive and diverse national and specialty shop tenants. We expect to achieve preferable tenant mixes by moving tenants into “tenant neighborhoods.” Tenant neighborhoods are clusters of tenants located within a concentrated area of a mall that sell to specific consumer segments, such as teenagers. A major component of our tenant leasing program will include implementing targeted tenant marketing campaigns at the local and national levels.

•	Drive Revenues Through Leasing. We will seek to increase rental income from existing space by maintaining high levels of occupancy, increasing rental rates as current leases with below market rents expire, negotiating new leases to reflect increases in rental rates and maximizing percentage rents. We will also seek to replace underperforming shop tenants with stronger tenants whose sales will enhance overall mall traffic and tenant sales. Following the completion of the renovation and repositioning of our malls, we expect our tenants’ sales per square foot to increase. We expect that such increases in sales per square foot will enable our tenants to pay higher rents. We also believe that higher tenant sales per square foot will generate increased leasing demand from higher quality shop tenants. As a result, we believe that our malls will tend to have a greater potential for increases in rent upon lease renewal in comparison to more stable properties owned by other mall REITs.

•	Manage Property Intensively. The core of our management strategy is to increase shopper traffic through our malls, which improves tenant sales volume and, ultimately, rental rates. In certain cases, we may evaluate the replacement of heating, ventilation and air conditioning systems in order to reduce the cost of energy.

•	Pursue Additional Targeted Property Acquisitions. Our strategy is to opportunistically acquire underperforming or distressed malls and to transform them into Class A or near Class A malls through a comprehensive renovation and repositioning process. We intend to carefully select and acquire existing malls that fit our acquisition investment criteria, which extends generally to well-located properties that are underperforming due to vacant anchors, outdated designs and appearance, poor tenant mixes, mismanagement, or changing retail trends. We will tap our network of contacts within the finance, retail and real estate industry to locate underperforming malls at attractive prices.

•	Focus on Markets with Strong Demographics. We will seek to acquire large underperforming or distressed malls that exhibit strong market characteristics and demographics, including proximity to major highways, dense population centers and retail hubs, rising population and income trends and manageable competition in relation to local population densities.

Our Financing Strategies

While our charter does not limit the amount of debt we can incur, we intend to maintain a flexible financing position by maintaining a prudent level of leverage consistent with our business strategy. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate, in making financial decisions. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace short-term financing with medium to long-term fixed rate financing. We may also finance our activities through any combination of sales of common or preferred shares or debt securities, additional secured or unsecured borrowings and our line of credit.

In addition, we may also finance our renovation and repositioning projects through joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures.

Competition

We may compete with other owners and operators of malls in all of our markets. We believe that the primary competition for potential tenants at any of our malls comes from other malls or lifestyle shopping centers within a three to 25-mile radius of that mall.

Excluding our company, there are other publicly traded mall REITs and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition, an anchor tenant or a shop tenant. In most cases, we do not expect to compete with publicly traded REITs during our acquisition process. However, in some cases we may compete with other REITs for shop tenants or anchor tenants to occupy space.

We believe that because we are the only publicly traded REIT solely focused on the renovation and repositioning of underperforming or distressed malls, we have less competition in acquiring these properties. According to the International Council of Shopping Centers, in 2005 REITs owned or had an interest in 593 malls. The typical REIT strategy is to purchase assets with predictable cash flow and to consolidate such assets into a portfolio of similar quality assets. Accordingly, we believe that the existing REITs are not primarily focused on the acquisition, renovation and repositioning of underperforming or distressed malls.

We also may compete with numerous other potential private buyers when pursuing a possible property for acquisition or redevelopment and this can cause an increase in the potential cost of an acquisition. Some of these entities may seek financing through similar sources.

In contrast, we believe that some mall REITs may sell their distressed malls in order to re-deploy capital in alternative investments. We expect that this tendency for a REIT to increase the percentage of stable, fully valued Class A malls in its portfolio creates opportunities for us and reduces our competition from established REITs for future acquisitions. Since other REITs are usually not competing against us for the purchase of underperforming malls, we believe there are few buyers that can offer a tax deferred sale to private sellers through use of our OP units as an acquisition currency. This may be a way for private owners to sell us their older, fully depreciated malls with a low tax basis.

We believe that our senior management team’s experience and reputation in the industry, coupled with our unique turnaround strategies, will enable us to effectively compete against other mall companies.

Employees

Currently, all of our employees are employed by Feldman Equities Management, LLC, a wholly owned subsidiary, as well as Feldman Equities Management, Inc., our wholly owned taxable REIT subsidiary, both of which perform various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2006, we had 207 employees. None of our employees are represented by a union. We consider our relations with our employees to be good.

Segment Information

Our Company is a REIT engaged in owning, managing, leasing, renovating and repositioning Class B and Class C regional malls and has one reportable segment, retail mall real estate.

Available Information

Our corporate headquarters is located at 1010 Northern Boulevard, Suite 314, Great Neck, New York 11021. We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s Web site at www.sec.gov. Our website is www.feldmanmall.com. Our reports on Forms 10-K, 10-Q, and 8-K and all amendments to those reports are posted on our website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. We also make available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles. The contents of our website are not incorporated by reference.

Recent Developments

A.	Financing Activity

Junior Subordinated Notes

During March 2006, we completed the issuance and sale in a private placement of $29.4 million in aggregate principal amount of junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently at a variable interest rate equal to LIBOR plus 3.45% per annum. The Notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

Convertible Preferred Equity Financing

Effective April 10, 2007, we entered into an agreement to issue up to $50 million of convertible preferred stock through the private placement of 2 million shares of 6.85% Series A Cumulative Convertible Preferred Shares to

Inland American Real Estate Trust, Inc., a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies. We issued $15 million in preferred stock on April 30, 2007. We are required to issue a total of $50 million by the end of the 12-month period following the close of this transaction.

Under the terms of this transaction, and in accordance with New York Stock Exchange rules, we will seek shareholder approval to permit conversion of the preferred shares into common stock. Assuming an affirmative vote of our shareholders, Inland American Real Estate Trust will have the option after June 30, 2009 to convert some or all of its outstanding preferred shares. Each preferred share is being issued at a price of $25.00 per share and, assuming an affirmative vote of our shareholders, will be convertible, in whole or in part, at a conversion ratio of 1.77305 common shares to preferred shares. This conversion ratio is based upon a common share price of $14.10 per share.

We intend to utilize the net proceeds from the offering to provide capital for the redevelopment of our malls, to repay borrowings under our line of credit and for general corporate purposes.

$25 Million Credit Facility

On April 16, 2007, we announced the execution of a promissory note (the “Note”) providing for loans aggregating up to $25 million from Kimco Capital Corp. (“Kimco”). No amount has yet been borrowed under the note.

Loan draws under the Note are optional and will bear interest at the rate of seven percent per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain performance criteria. We may prepay the outstanding principal amount under the Note in whole or in part at any time. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500,000, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250,000 in additional interest.

We intend to utilize the net proceeds from the offering to provide capital for the redevelopment of our malls, to repay borrowings under our line of credit and for general corporate purposes.

Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit (the “Line”), which bears interest at 140 basis points over LIBOR. The Line was fully drawn on the date we acquired the Golden Triangle Mall. The Line contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. As of December 31, 2006, the outstanding balance was zero.

On April 20, 2007, we increased the Line from $24.6 million to $30.0 million. The maturity date of the Line is April 2009. The Line is secured by the Golden Triangle Mall and increase to the Line is recourse to us if the fixed charge ratio, related to the Golden Triangle Mall, is higher than 1.5.

Colonie Center Financing

On February 13, 2007, we closed on our previously announced first-mortgage loan financing secured by the Colonie Center Mall. On February 27, 2007, we increased the first-mortgage loan financing by $6.5 million to $116.3 million. Proceeds from the increased loan were used to repay certain preferred equity loans made by our Company to the joint venture.

Stratford Square Financing

On May 8, 2007, we closed on a $104.5 million first mortgage refinancing of the Stratford Square Mall. The first mortgage has an initial term of 36 months and bears interest at 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75 million of the loan proceeds were used to retire the Stratford Square Mall’s outstanding $75 million first mortgage. The balance of the proceeds was placed into escrow and will be released to fund the completion of the redevelopment project.

B.	Property Activity

Golden Triangle Acquisition

On April 5, 2006, we acquired the Golden Triangle Mall in the Northeastern Dallas suburb of Denton, Texas, for approximately $42.3 million. Including non-owned anchors, the Golden Triangle Mall is a 765,000 square-foot regional mall. At December 31, 2006, excluding temporary tenants, the mall’s occupancy was 66.0%.

JCPenney Building Acquisition

On April 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square Mall for a price of $6.7 million. The purchase price included assumption of a loan secured by the property and had a principal balance of approximately $3.5 million. The loan is self amortizing, bears interest at a 5.15% fixed rate and matures in November 2013.

Foothills Joint Venture

On June 29, 2006, we contributed the Foothills Mall to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture refinanced the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $29.4 million gain on the partial sale of the property as reported on the condensed consolidated statement of operations. A portion of the proceeds from the transaction was used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding to extinguish our credit facility provided by Kimco Realty Corp.

Colonie Center Joint Venture

On September 29, 2006, we contributed the Colonie Center Mall to a joint venture and retained a 25% interest. In connection with this transaction, the joint venture refinanced the existing $50.8 million first mortgage bridge loan with a first mortgage and construction facility with a maximum capacity commitment of $109.8 million. As a result of these transactions, we received approximately $41.2 million and recorded a $3.5 million deferred gain. A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006.

C.	Dividend

We announced that our board of directors has declared a quarterly dividend of $0.2275 per common share for the quarter ending March 31, 2007. The dividend was paid on May 25, 2007 to shareholders of record at the close of business on May 18, 2007.

D.	Other

Appointment of New Board Member

In connection with the Inland transaction, Mr. Thomas H. McAuley will be joining the Company’s board of directors. Mr. McAuley, age 61, has been a Director of Inland Real Estate Corp. since 2004. Mr. McAuley is also currently the president of Inland Capital Markets Group, Inc., which is an advisor on real estate investments, including public REITs, to various entities within The Inland Real Estate Group of Companies, Inc.

In order for the Company’s Board of Directors to comply with the director independence rules of the New York Stock Exchange, Jim Bourg will resign his board seat prior to Mr. McAuley joining the Company’s board. Jim Bourg will continue to be the Company’s Chief Operating Officer and will attend all future board meetings.

Lloyd Miller — EVP of Leasing

Effective April 17, 2007, we entered into an agreement with Lloyd Miller, our former Executive Vice President of Leasing since November 2005, pursuant to which he agreed to resign from the Company and we made a severance payment to Mr. Miller in the amount of $147,000 and also repurchased 15,500 of Mr. Miller’s shares of our common stock at a price of $12.50 per share. Subsequent to the execution of this agreement, Mr. Miller notified us that he had exercised his right to rescind the agreement. He also threatened to make a claim against us alleging breach of his employment contract with the Company. We believe that Mr. Miller’s potential claims are without merit and plan to vigorously defend any claim that is made by Mr. Miller in the future relating to this issue. To date, we have not named a replacement for Mr. Miller.

ITEM 1A.	RISK FACTORS

Risks Related to Our Properties and Operations

Our investments in underperforming or distressed malls could be subject to higher than anticipated costs and unexpected redevelopment delays, which would adversely affect our investment returns, harm our operating results and reduce funds available for distributions to our stockholders.

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

Our properties are limited to seven geographic areas leaving us exposed to economic downturns in those areas.

Our properties are located in areas of or surrounding Harrisburg, Pennsylvania; Tucson, Arizona; Bloomingdale, Illinois; Albany, New York; Tallahassee, Florida; Cincinnati, Ohio; and Dallas, Texas. We are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. As a result of economic changes in these markets, our business, financial condition, operating results, cash flow, the trading price of our common stock, our ability to satisfy our debt service obligations and our ability to pay distributions could be materially adversely affected.

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

We were organized in July 2004 and have only a limited operating history as a publicly traded mall REIT dedicated to the acquisition, renovation and repositioning of retail shopping malls. Our lack of a long operating history provides a limited basis to evaluate the likelihood that we will be able to successfully implement our mall renovation and repositioning strategies. We cannot assure you that our past experience will be sufficient to successfully operate our company as a publicly traded mall REIT.

Management’s Internal Control Assessment

As of December 31, 2006, we determined that our controls over financial reporting contained a material weakness. We lacked the necessary personnel with adequate technical accounting expertise to ensure the financial statements were prepared accurately and on a timely basis. As a result, we were unable to adequately complete our necessary procedures, such as proper review and approval of supporting documents and journal entries, to prepare our financial statements on a timely basis in accordance with regulatory guidelines. Management has commenced hiring and training additional personnel to correct this material weakness.

Any tenant bankruptcies or leasing delays we encounter, particularly with respect to our anchor tenants, could adversely affect our operating results and financial condition.

We receive a substantial portion of annualized base rent from long-term leases, which we define as having an initial term of more than five years. At any time, any of our tenants may experience a downturn in their business that may weaken their financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. Any leasing delays, tenant failure to make rental payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a key anchor tenant, material losses to us and harm to our results of operations. Some of our tenants may occupy stores at multiple locations in our portfolio, and the impact of a bankruptcy of those tenants may be more significant to us than to other mall operators. If tenants are unable to comply with the terms of our leases, we may modify lease terms in ways that are unfavorable to us. In addition, under many of our leases, our tenants may be required to pay rent based on a percentage of their sales or other operating results. Accordingly, declines in these tenants’ operating performance would reduce the income produced by our properties.

Any bankruptcy filings by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant, the lease guarantor or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could also delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a tenant affirms the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for prepetition damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, which may harm our financial condition.

Certain provisions of our leases with some of our tenants may harm our operating performance.

We have entered into leases with some of our tenants that allow the tenant to terminate its lease, or to pay reduced rent, if certain tenants fail to open or subsequently cease operating, if certain percentages of the shop space in the applicable mall are not leased, if we violate exclusives and/or restrictions imposed under the leases on the types and sizes of certain tenants or uses or if the tenant fails to achieve certain minimum sales levels. If any of these events occur, we may be unable to re-lease the vacated space which would reduce our rental revenue.

In addition, in many cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular mall, or limit the ability of other tenants within that mall to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease on satisfactory terms could harm our operating results.

Adverse economic or other conditions in the markets in which we do business could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results are dependent upon our ability to maximize occupancy levels and rental rates in our properties. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. If our properties fail to generate sufficient revenues to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, funds from operations, cash flow, financial condition and ability to make distributions to stockholders could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

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

We face competition from the following retail centers that are near our malls with respect to the renewal of leases and re-letting of space as leases expire. For example:

•	The Harrisburg Mall faces competition from two regional malls, a lifestyle center and four power centers located within 10 miles of the property.

•	The Foothills Mall faces competition from three regional malls and seven power centers within 12 miles of this property. We expect the construction of new retail properties to increase modestly in proportion to demand so that vacancy levels remain low.

•	The Colonie Center Mall faces competition from three regional malls described below that comprise approximately 3.2 million square feet of shop space. Four power centers that comprise approximately 2.2 million square feet are located within five miles of the property. With four established anchor tenants, two unique junior anchor tenants and a well-balanced mix of shop tenants, Colonie Center is one of the dominant, super-regional malls in its trade area.

•	The Stratford Square Mall faces competition from two super-regional shopping centers situated within Stratford Square Mall’s trade region. In addition, there are two smaller malls that compete to a lesser degree with Stratford.

•	The Tallahassee Mall faces competition from Governor’s Square Mall, which is a super-regional mall located approximately five miles southeast of the Tallahassee Mall.

•	The Northgate Mall faces competition from three super-regional malls that comprise approximately 4.8 million square feet of shop space. Additional retail competition totals an additional 2.7 million square feet, including one power center.

•	The Golden Triangle Mall faces competition from two super-regional malls within 18 miles and two smaller malls that compete to a lesser degree with Golden Triangle. In addition, a new mixed-use development with a life style center is scheduled to open in 2009 and a new super-regional mall, scheduled to open in 2007, will be primary competitors.

Any additional competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, we could experience decreased cash flow from tenants and a reduction in the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.

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

We may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria, which may impede our long-term growth and negatively affect our long-term results of operations.

Integral to our business strategy is continuing acquisitions of underperforming or distressed malls. Our ability to expand through acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We analyze potential acquisitions on a property-by-property and market-by-market basis. We may not be successful in identifying suitable acquisition candidates or investment opportunities or in consummating acquisitions or investments on satisfactory terms. Failures in identifying or consummating acquisitions could reduce the number of acquisitions we complete and slow our growth, which could adversely affect our results of operations.

Our ability to acquire properties on favorable terms may be adversely affected by the following significant risks:

•	competition from local investors and other real estate investors with significant capital, including other publicly traded REITs and institutional investment funds, that may significantly increase the purchase price of the property, which could reduce our profitability;

•	unsatisfactory completion of due diligence investigations and other customary closing conditions;

•	failure to finance an acquisition on favorable terms or at all; or

•	acquisitions of properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Increases in income, service or other taxes generally are not passed through to tenants under leases and may reduce our net income, cash flow, financial condition and ability to pay or refinance our debt obligations and ability to make distributions to stockholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could similarly adversely affect our business and results of operations.

Joint venture investments could be subject to additional risks as a result of our lack of sole decision-making authority.

We hold various capital interests in the Harrisburg Mall, Foothills Mall and Colonie Center Mall through joint ventures. We expect to selectively enter into additional joint ventures as part of our strategy. In the event that we enter into a joint venture, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Although major decisions affecting our current joint ventures are shared equally by us and our joint venture partners, some of the decision-making authority in other joint ventures may be vested exclusively with our joint venture partners or be subject to a majority vote of the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives or which may have an adverse tax impact on us. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

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

Phase I Environmental Reports were completed more than two years ago in connection with our predecessor’s investments in the Harrisburg Mall and the Foothills Mall. Phase I Environmental Reports were completed for Stratford Square Mall, Colonie Center, Northgate Mall, Tallahassee Mall and Golden Triangle Mall. The Phase I Environmental Report for each of the properties did not reveal any existing material environmental conditions.

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

Risks Related to Our Organization and Structure

Our management team received material benefits upon completion of the Company’s initial public offering, including an 11.7% equity stake in our Company which could allow them to exercise significant influence over matters submitted to our stockholders.

Our management team received material benefits upon completion of the Company’s initial public offering, and holds an equity stake of 11.7% in our Company on a fully diluted basis as of May 31, 2007. Management’s equity stake includes 172,481 shares of common stock and 966,454 OP units being held by Larry Feldman, our Chairman and Chief Executive Officer, and his affiliates, 9,615 shares of common stock and 233,504 OP units being held by Jim Bourg, our Executive Vice President and Chief Operating Officer, 9,615 shares of common stock and 233,504 OP units being held by Scott Jensen, our Senior Vice President of Leasing, and 9,615 shares of common stock and 76,923 shares of restricted stock (or other equity-based compensation of equivalent value) issued under the 2004 equity incentive plan held by Thomas Wirth, our Executive Vice President and Chief Financial Officer. Consequently, those stockholders, individually or to the extent their interests are aligned, collectively, may be able to influence the outcome of matters submitted for stockholder consideration, including the election of our board of directors, the approval of significant corporate transactions, including business combinations, consolidations and mergers, and the determination of our day-to-day corporate and management policies. Therefore, those stockholders have substantial influence over us and could exercise their influence in a manner that is not in the best interests of our other stockholders.

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

Larry Feldman, our Chairman and Chief Executive Officer, Jim Bourg, our Executive Vice President and Chief Operating Officer and Scott Jensen, our Senior Vice President of Leasing, have direct or indirect ownership interests in certain entities contributed to our operating partnership in the formation transactions. Accordingly, to the extent these individuals are parties to any of our contribution agreements, we may pursue less vigorous enforcement of the terms of these agreements.

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

Larry Feldman, Jim Bourg and Scott Jensen, who serve as directors and/or officers have direct or indirect ownership interests in certain entities that were contributed to our operating partnership in the formation transactions related to the initial public offering. We are entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution, merger and related agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares, or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations. However, we have, by resolution, exempted business combinations (1) between us and Larry Feldman, his affiliates and associates and people acting in concert with any of the foregoing and (2) between us and any person who has not otherwise become an interested stockholder, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), from the provisions of the Maryland Business Combination Act. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any person described above. We have determined to opt out of the so-called “control share” provisions of the MGCL that provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We may in the future elect to become subject to the control share provisions of the MGCL. The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

Our board of directors has the power to issue additional shares of our stock in a manner that may not be in your best interests.

Our charter authorizes our board of directors to issue additional authorized but unissued shares of common stock or preferred stock and to increase the aggregate number of authorized shares or the number of shares of any class or series without stockholder approval. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors could issue additional shares of our common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders. As of December 31, 2006, we have 186,844,938 authorized but unissued shares of common stock, 13,155,062 shares of common stock issued and outstanding, 50,000,000 authorized but unissued shares of preferred stock and no shares of preferred stock issued and outstanding.

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

Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. We elected that Feldman Equities Management, Inc. and certain corporations that held small interests in the Foothills Mall, be treated as a “taxable REIT subsidiary” of our company for U.S. federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation and may be limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to tenants in the ordinary course of business. To the extent that we or our taxable REIT subsidiaries (or additional taxable REIT subsidiaries we may form in the future) are required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.

Risks Related to Our Debt Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2006, we had approximately $230.9 million of outstanding indebtedness in our consolidated subsidiaries, 100% of which is secured. We expect to incur additional debt in connection with future acquisitions. We may borrow under our secured line of credit or borrow new funds to acquire these future properties. Further, we may need to borrow funds to make distributions required to maintain our REIT status or to meet our expected distributions.

If we are required to utilize our line of credit for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Limitations on our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. As of December 31, 2006, we had approximately $230.9 million of outstanding indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT status, and could harm our financial condition.

Increases in interest rates may increase our interest expense and reduce our cash flow and impair our ability to service our indebtedness and make distributions to our stockholders.

We had approximately $230.9 million of outstanding indebtedness as of December 31, 2006, of which $155.9 million bears interest at fixed rates ranging from 5.15% to 8.70% and $75.0 million bears interest on a floating rate basis at LIBOR plus 1.25%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.3 million, as the case may be.

In addition to the fixed rate debt outlined above, we have entered into cash flow hedges that will effectively fix the rate for $75.0 million of LIBOR-based floating rate debt at 5.0% per annum through January 2008 and at 4.91% per annum for the period February 2008 to January 2011.

Our cash flow is not assured. If our cash flow is reduced, we may not be able to make distributions to our stockholders.

We intend to distribute to our stockholders all or substantially all of our REIT taxable income each year in order to comply with the distribution requirements of the federal tax laws and to avoid federal income tax and the nondeductible excise tax. We have not established a minimum distribution payment level. Our ability to make distributions may be adversely affected by the risks described in this Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors that our board of directors may deem relevant from time to time. We cannot assure you that we will be able to make distributions in the future. Our ability to make distributions is based on many factors, including efficient management of our properties.

The Harrisburg Mall joint venture’s construction loan with Commerce Bank provides that loan advances are reduced by the amount of the joint venture’s net cash flow after operating expenses and debt service. As a result, the joint venture will not have cash from operations to distribute to the joint venture partners during the period that it is taking advances under this loan because any net cash flow will be used in lieu of the advances. The construction loan with Commerce Bank was amended and the maturity date extended to March 2008. As a result, our net cash provided by operations may, during the term of this loan, be reduced by the limitation on our joint venture’s ability to pay distributions to us and our operating partnership.

We also cannot assure you that the level of our distributions will continue or increase over time or the receipt of rental revenue in connection with future acquisitions of properties will increase our cash available for distribution to stockholders. In the event of defaults or lease terminations by our tenants, rental payments could decrease or cease, which would result in a reduction in cash available for distribution to our stockholders. If our cash available for distributions generated by our assets is less than our expected dividend distributions, or if such cash available for distribution decreases in future periods from expected levels, our ability to make the expected distributions would be adversely affected. We may be required either to fund future distributions from borrowings under our line of credit or to reduce such distributions. If we need to borrow funds on a regular basis to meet our distribution requirements or if we reduce the amount of our distribution or fail to make expected distributions, our stock price may decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2006, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES

As of December 31, 2006, we had wholly owned interests in four malls encompassing approximately 2.5 million rentable square feet. Our portfolio also included ownership interests in three unconsolidated joint ventures encompassing approximately 2.1 million rentable square feet. The tables below set forth information with respect to these properties (square feet and annualized base rent in thousands).

Wholly Owned Properties

								Shop
	Year Built/				Shop	Shop		Tenant
	Most	Total	Rentable		Tenant	Tenants	Annualized	Base Rent
	Recent	Square	Square	Percentage	Square	Percentage	Base	per Leased	Owned	Non-Owned
Property	Renovation	Feet	Feet	Leased	Feet	Leased	Rent	Sq. Ft.	Anchors	Anchors

Stratford Square	1966/1999	1,300	629	90.6%	485	66.4%	$5,991	$24.81	JCPenney	Marshall Fields; Sears; Carson Pirie Scott; Burlington Coat Factory; Kohls
Tallahassee Mall	1971/1993	966	966	96.0	204	79.0	7,249	22.60	Dillard’s; Belk’s; Burlington Coat Factory; AMC Theaters	—
Northgate Mall	1972/1993	1,100	577	90.9	315	89.4	7,805	23.55	Macy’s	Dillard’s: JCPenney; Sears
Golden Triangle	1969/2004	765	288	99.0	171	66.0	3,087	20.35		Sears; JCPenney; Dillard’s; Macy’s; DSW

Total/Weighted Average		4,131	2,460	93.8%	1,175	74.7%	$24,132	$23.17

Joint Venture Properties

								Shop
	Year Built/				Shop	Shop		Tenant
	Most	Total	Rentable		Tenant	Tenants	Annualized	Base Rent
Property	Recent	Square	Square	Percentage	Square	Percentage	Base	per Leased	Owned	Non-Owned
(Ownership Interest)	Renovation	Feet	Feet	Leased	Feet	Leased	Rent	Sq. Ft.	Anchors	Anchors

Foothills Mall (31)%	1983/2004	711	502	98.6%	230	96.4%	$7,811	$21.48	Barnes & Noble; Linens’ N Things; AMC Cineplex; Ross Dress for Less; Saks Off 5th Ave; Nike	Wal-Mart
Colonie Center Mall (25)%	1969/1994	1,200	668	93.2	336	78.0	7,574	27.40	Boscov’s; Christmas Tree Shops	Macy’s; Sears
Harrisburg Mall (25)%	1969/2004	922	922	88.3	270	58.8	5,016	24.46	Bass Pro Shops; Boscov’s; Macy’s	—

Total/Weighted Average		2,833	2,092	92.3%	836	76.9%	$20,401	$24.41

In the table above:

•	Total Square Feet includes Rentable Square Feet and the square feet occupied by nonowned anchor tenants.

•	Rentable Square Feet includes all owned square feet, including owned-anchor square feet.

•	Shop Tenant Square Feet consists of all Rentable Square Feet, less (a) anchor and junior anchor square feet, (b) all out parcel square feet, and (c) non-retail square feet.

•	Percentage Leased is calculated based on leases executed as of December 31, 2006 and includes owned anchor tenant space.

•	Shop Tenants Percentage Leased is calculated based on leases executed as of December 31, 2006 by shop tenants and non-anchor tenants. These figures exclude leases to tenants under temporary leases, which are leases for an initial term of less than one year.

•	Annualized Base Rent is calculated based on monthly base rent derived from 100% of our existing lease agreements executed as of December 31, 2006 and annualized for a 12-month period, except as set forth below. The Annualized Base Rent figures appearing in the table above are based on net rent, which means that the rent shown above does not include certain additional charges that are passed on to the tenants, including common area maintenance charges and real estate taxes. Annualized Base Rent does not include (a) any additional revenues from temporary or month-to-month tenants or tenants paying rent based on a percentage of the tenants’ sales, (b) lease-up of vacant space, (c) rental increases occurring after December 31, 2006 or (d) pass-through of operating expenses to tenants.

•	Shop Tenant Base Rent Per Leased Square Foot is calculated based on monthly base rent derived from shop tenant leases executed and in occupancy as of December 31, 2006 and annualized for a 12-month period, with the product divided by the rentable square feet leased to shop tenants as of such date.

•	Non-owned Anchor Tenants are anchor tenants of the mall, but we do not own their improvements or their underlying land and therefore we will not collect rent from these retailers. We refer to these retailers as non-owned anchor tenants. We believe non-owned anchor tenants are important to a property because the attractiveness of the anchor retailers at the property (whether or not we collect rent from them) may significantly affect the leasing of owned space and shop tenant sales at the property. Wal-Mart is a non-owned anchor tenant of the Foothills Mall and occupies and owns a super center consisting of approximately 210,000 square feet, which shares a common parking lot and entrance road with the Foothills Mall.

Tenant Diversification

We have approximately 500 leases, many of which are with nationally recognized retailers. The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized base rent as of December 31, 2006.

Top 10 Tenants by Annualized Base Rent

						% of Total				Feldman
			Principal			Rentable		% of Total		Share of
		Mall	Nature of	Lease	Rentable	Square	Annualized	Annualized	Base Rent	Annualized
	Tenant	Location	Business	Expiration	Sq. Feet	Feet(1)	Base Rent	Base Rent	per Sq. Ft.	Base Rent

1	Loew’s Cineplex and AMC Theaters(merged in January 2006)	Foothills Tallahassee	Multi Screen Movie Theatre	2014 - 2017	146,500	3.8%	$2,217,860	4.5%	$15.14	$1,401,532
2	Macy’s	Northgate, Harrisburg	Department Store	2014 - 2024	367,280	9.6%	1,950,000	4.0%	5.31	1,800,000
3	Boscov’s	Colonie Harrisburg	Discount Department Store	2007 - 2023	420,248	11.0%	1,117,000	2.3%	2.66	279,250
4	Christmas Tree Shops (a division of Bed Bath & Beyond)	Colonie	Discount Store	2018	56,300	1.5%	943,025	1.9%	16.75	235,756
5	Bass Pro Shops	Harrisburg	Sportsman’s Superstore	2019	219,269	5.7%	843,832	1.7%	3.85	210,958
6	FYE/Recordtown	Colonie, Stratford	Electronics	Various	41,954	1.1%	672,992	1.4%	32.07	372,992
7	Toys “R” Us	Harrisburg	Toy Store	2023	45,950	1.2%	451,524	0.9%	9.83	112,881
8	Linens N’ Things	Foothills	Discount Store	2013	41,480	1.1%	414,800	0.8%	10.00	127,758
9	Parisian	Tallahassee	Department Store	2013	114,689	3.0%	400,000	0.8%	3.49	400,000
10	Sports Authority	Tallahassee	Sporting Goods	2013	46,526	1.2%	395,471	0.8%	8.50	395,471

	Total/Weighted Average				1,500,196	39.2%	$9,406,504	19.1%	$6.27	$5,336,598

(1)	The percentage of Total Rentable Square Feet excludes non-owned anchor tenants.

Lease Expiration

The following table sets forth information regarding lease expirations at our properties, including joint venture properties, based on executed and occupied leases as of December 31, 2006.

Lease Expiration Table — Total Portfolio

			% of Total Sq.			Expiring
	Number of	Expiring	Ft.	Expiring Base	% of Total Base	Base Rent
Lease Expiration Year	Expiring Leases	Rentable Area(1)	Expiring	Rent(2)	Rent	per Sq. Ft.

2007	69	183,373	5.33%	$3,483,808	7.82%	$19.00
2008	84	357,069	10.37	4,393,557	9.87	12.30
2009	68	181,626	5.28	3,776,696	8.48	20.79
2010	58	208,211	6.05	4,113,622	9.24	19.76
2011	63	251,885	7.32	5,102,947	11.46	20.26
2012	32	249,834	7.26	2,844,337	6.39	11.38
2013	35	326,337	9.48	3,901,718	8.76	11.96
2014	33	307,085	8.92	4,355,638	9.78	14.18
2015	22	90,651	2.63	1,768,042	3.97	19.50
2016 and thereafter	48	1,285,990	37.36	10,792,628	24.23	7.97

Total/Weighted Average	512	3,442,061	100.0%	$44,532,993	100.0%	$12.78

(1)	Expiring rentable area excludes 59,662 square feet of unleased space as of December 31, 2006 and 210,711 square feet on tenants paying percentage rent.

(2)	Annualized base rent as of December 31, 2006 (leases executed as of that date). Excludes revenues from leases to tenants under temporary leases or tenants paying rents on a percent-of-sales basis.

Wholly Owned Properties

Stratford Square Mall

Overview

On December 30, 2004, we acquired Stratford Square Mall for a base purchase price of $93.1 million. We are investing an additional $45.8 million in the renovation and repositioning plan for Stratford Square Mall, of which $16.1 million was incurred through December 31, 2006, for an estimated total project cost of approximately $138.9 million.

Stratford Square Mall is a 1.3 million square-foot, super-regional mall located in Bloomingdale, Illinois. Located in the rapidly growing and affluent DuPage County, a northwestern suburb of Chicago, the mall had an overall occupancy of 90.6% as of December 31, 2006 with shop tenant occupancy of 66.4% (excluding temporary and anchor tenants). The mall has six non-owned anchor tenants: Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields, JCPenney and Burlington Coat Factory.

Average mall shop sales for 2006 were approximately $286 per square foot, an amount that we intend to increase through capital expenditures focused on improving shopper traffic and tenant sales. Plans to boost shopper traffic and tenant sales include building a new multi-screen cineplex with stadium seating (estimated to be completed in the third quarter 2007), adding one or more junior anchor tenants, multiple sit-down restaurants, outdoor cafes and streetscape retail, new property signage and other general capital improvements.

The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Forever 21, Abercrombie & Fitch, Pacific Sun, American Eagle, Claire’s, Bath & Body Works, The Children’s Place, The Gap, f.y.e., Limited Too and Victoria’s Secret. The shops are comprised of approximately 450,000 square feet and are accessed on two levels, with a central food court.

Anchor Tenant Sales Versus Shop Tenant Sales

Shop sales at Stratford Square in calendar 2006 were $286 per square foot, which categorizes this mall as a Class B mall.

We believe that in 2006 the Stratford Square Macy’s had approximately $19 million in sales, Sears had approximately $20 million in sales, JCPenney had sales of $20 million, Carson Pirie Scott had sales of $20 million, Kohl’s had sales of $20 million and Burlington Coat Factory had sales of $15 million. These six anchors will continue to operate as strong shopper draws. We believe that there is an opportunity to sharply increase shop tenant sales per square foot and thereby grow the property’s rental revenue.

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

Renovation and Repositioning Plan

Our opportunity, with respect to Stratford Square, is to take advantage of the mall’s unusually strong number of six anchor tenants to leverage the draw from such anchor tenants into higher shop sales. In addition, with approximately 123,000 square feet of shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	New Movie Theatre Tenant. We have signed a lease with Cinemark Theatres and are under construction to build a high-end movie theatre. We plan to boost shopper traffic and tenant sales by sharply upgrading and expanding the existing four-screen movie theatre into a state-of-the-art, multi-screen cineplex. This theatre is being built to specifications that will be significantly higher in quality than most of the theatres in the Chicago marketplace. Similar to our Foothills Mall property, the objective is to support the shop tenants with a movie theatre that will be entered only through the interior of the mall. The theater is expected to help generate leases with a series of restaurant tenants.

•	Redirecting Anchor Tenant Traffic. We will improve the appearance and ambience of the mall by undertaking major renovations of the interior common areas and the mall entrances. The objective with respect to this renovation will be to create a unique series of indoor mall features that will complement the mall’s attractive architecture. Improvements under construction or recently completed include television viewing areas with comfortable leather sofa seating and modern full-size flat screen televisions and the addition of another large high-end children’s play area. In addition, indoor and outdoor restaurant seating will be encouraged throughout the mall, with café style seating overlooking the mall corridors.

•	Signage. We will improve the visibility of the mall by adding significantly upgraded signage, including a series of new pylon signs (subject to municipal approvals) that will be visible from nearby local roads.

•	Restaurants. We will focus a significant portion of our leasing efforts towards tenants that are entertainment and tourist destinations, such as upscale and trendy restaurants and arcades.

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

Financing

In January 2005, we obtained a $75 million, three-year floating rate first mortgage loan secured by the property. The mortgage loan bears interest at a rate of LIBOR plus 125 basis points and has two, one-year extension options. The loan is interest-only and is prepayable in whole, but not in part. We used a swap arrangement to convert this loan to a fixed interest rate of 5.0% per annum through January 2008.

On May 8, 2007, we closed on a $104.5 million first mortgage refinancing of the Stratford Square Mall. The first mortgage has an initial term of 36 months and bears interest at 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75 million of the loan proceeds were used to retire the Stratford Square Mall’s outstanding $75 million first mortgage. The balance of the proceeds was placed into escrow and will be released to fund the completion of the redevelopment project.

Location and Demographics

Stratford Square is located in Bloomingdale, Illinois, an affluent suburb of Chicago. The following are the key demographic and other information that we expect will benefit Stratford Square:

•	Population. The suburban Chicago population within a 15-mile radius of Stratford Square is approximately 2.0 million people according to Claritas.

•	Population Growth. The population within a 15-mile radius of Stratford Square is estimated to have grown by approximately 2.1% from 2000 to 2006 and is projected to grow by an additional 1.8% from 2006 to 2011 according to Claritas.

•	Household Income. For the year ended December 31, 2006, the average household income within a 15-mile radius of the Stratford Square Mall was estimated to be $89,108 according to Claritas.

•	Local Market Characteristics. Chicago is recognized as one of the most important industrial and financial centers in the United States. It is the nation’s largest producer of steel and machinery, has the world’s largest commodities market and is the nation’s largest wholesaling center. Chicago’s mid-continent location and accessibility via both land and water have made it the central hub of the United States.

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

Competition

The primary competitors of Stratford Square include two super-regional shopping centers situated within Stratford Square Mall’s trade region. In addition, there are two smaller malls that compete to a lesser degree with the subject property. A summary of Stratford Square’s competitors are as follows:

•	Woodfield Mall. The 2.3 million square-foot Woodfield Shopping Center is anchored by Nordstrom, Marshall Field’s, Lord & Taylor, Sears and JCPenney and is located approximately eight miles from Stratford Square.

•	Oakbrook Center. The 2.0 million square-foot Oakbrook Center is an outdoor mall anchored by Nordstrom, Marshall Field’s, Neiman-Marcus, Bloomingdale’s, Lord & Taylor and Sears and is located about 11 miles from Stratford Square.

•	Charlestown Mall. The recently upgraded 832,000 square-foot Charlestown Mall is anchored by Carson’s, Von Maur, Sears and Kohl’s and is located eight miles from Stratford Square.

•	Yorktown Shopping Center. The 1.6 million square-foot Yorktown Shopping Center is anchored by Carson’s, Von Maur, JCPenney and Target and is located about 10 miles from Stratford Square.

Average Occupancy Rate and Base Rent — Stratford Square(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2006	62%	$26.73
2005	62%	$27.74
2004	69%	$23.96
2003	75%	$23.71
2002	79%	$22.38

(1)	The information in this chart prior to our acquisition in December 2004 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Tallahassee Mall

Overview

In June 2005, we acquired the Tallahassee Mall for a purchase price of $61.5 million. The purchase price consisted of the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The property is subject to a long-term ground lease that expires in the year 2063 (assuming the exercise of an extension option). We also plan to invest an additional $22.7 million in the renovation and repositioning plan for the Tallahassee Mall, of which $1.5 million was incurred through December 31, 2006, for an estimated total project cost of $84.2 million.

In December 2005, we issued 369,375 shares of our common stock to an affiliate of Kimco Realty Corporation in connection with acquiring a long-term lease located at the Tallahassee Mall.

Tallahassee Mall is a 966,000 square-foot, super-regional mall serving Tallahassee, Florida and its surrounding areas. The Tallahassee Mall is anchored by four major stores: AMC Theaters, Burlington Coat Factory, Dillard’s and Belk’s. In addition, the mall has six important “junior anchors,” which are Old Navy, Sports Authority, Goody’s Family Clothing, Ross Dress for Less, Shoe Carnival and Barnes & Noble. The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Victoria’s Secret and Express. The 85 shops are comprised of approximately 204,000 square feet and are accessed on one level, with a central food court, restaurants and cafés.

The Tallahassee Mall features a very successful 20-screen AMC Theater with annual sales volumes of nearly $10 million. The mall features attractive, well-maintained improvements, a successful anchor tenant line-up, a convenient location on Route 27 and is approximately one mile from Interstate 10.

The city of Tallahassee is the state capital of Florida and is located in northwestern Florida, 20 miles north of the Gulf of Mexico and only 13 miles south of Georgia. The mall itself is located minutes from the center of the capital district, Interstate 10 and three college campuses with a combined population of 65,000 students: Florida State University, Florida Agriculture and Mechanical University and Tallahassee Community College. The population within a 10-mile radius has experienced a 7.7% increase from 2000 to 2006 and employment has consistently increased each year for all industry sectors.

Anchor Tenant Sales and Shop Tenant Sales

Shop tenant sales for the Tallahassee Mall in 2006 were $320 per square foot, which categorizes this mall as a Class B mall. The rent roll also includes 25 retailers that have sales over $400 per square foot.

We believe that there is an opportunity to increase shop tenant sales per square foot and thereby grow the property’s rental revenue by aggressively targeting young adult retailers in an effort to better service the 65,000 students on the nearby college campuses and we intend to lease to multiple restaurant chains in order to supplement the highly successful AMC movie theater.

Financing

The property is currently encumbered by a $45.1 million first mortgage. The mortgage bears interest at 8.6% and is due in July 2029. We intend to refinance the mortgage on or before 2009. We plan to refinance the existing debt during 2007 or 2008 in order to replace it with lower rate debt.

Renovation and Repositioning Plan

Our goal, with respect to the Tallahassee Mall, is to take advantage of the market’s unusually strong population growth and solid in-place tenant base. In addition, with approximately 35,000 square feet of vacant space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	New Upscale Junior Anchor Tenants. We are currently targeting a number of potential junior anchor tenants that will increase shopper traffic to the mall.

•	Increase the square footage of in-line shop space. We plan on increasing the in-line shop square feet of the property that would be consistent with our strategy of adding a “streetscape” theme to the front of the mall.

•	Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

We expect that these renovation and repositioning efforts will impact the financial performance of the Tallahassee Mall by drawing from the already high volume of young adult shopper traffic generated by the successful theater. We expect our revenue to grow as more shoppers spend more time in the mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Location and Demographics

The following are key demographic and other information that we expect will benefit the Tallahassee Mall:

•	Population. The Tallahassee metropolitan statistical area population within a 15-mile radius of the Tallahassee Mall is approximately 272,000 according to Claritas. This figure excludes a large and growing college population of 65,000 students.

•	Population Growth. The population within a 15-mile radius of the Tallahassee Mall is estimated to have grown by approximately 7.7% from 2000 to 2006 and is projected to grow by 9.4% from 2006 to 2011 according to Claritas.

•	Household Income. For the year ended December 31, 2006, the average household income within a 15-mile radius of the Colonie Center was estimated to be $58,855 according to Claritas.

•	Local Market Characteristics. With stable growth and expansion in the area, the Tallahassee employment rates have remained relatively low at 5.6% in 2006. The unemployment rate’s stability is largely due to the state government work force as well as to high quality educational institutions and a stable community. This student population and stable government workforce provides a steady pool of consumers for area retailers.

Competition

The primary competitor of the Tallahassee Mall is:

•	Governor’s Square Mall. The Governor’s Square Mall is located in Tallahassee, approximately five miles from the Tallahassee Mall. Governor’s Square is on the Apalachee Parkway and is accessible from Highway 10 and Route 261. The anchor tenants include Macy’s, Dillard’s, JCPenney, and Sears. Governor’s Square is a two-story super-regional mall totaling 1 million square feet. The mall’s occupancy is competitive, with a traditional middle market merchandising mix.

Average Occupancy Rate and Base Rent — Tallahassee Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2006	79%	$23.03
2005	80%	$20.24
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84

(1)	The information in this chart prior to our acquisition in June 2005 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Northgate Mall

Overview

In July 2005, we acquired the Northgate Mall (“Northgate”) for a purchase price of $110.0 million. The purchase price consisted of the assumption of the existing mortgage loan of $79.6 million and $30.4 million of cash. We also plan to invest an additional $36.4 million in the renovation and repositioning plan for Northgate, of which $6.4 million was incurred through December 31, 2006, for an estimated total project cost of $146.4 million.

Northgate is an enclosed single-level, four-anchor, super-regional mall with a total gross leasable area (“GLA”) of approximately 1.1 million square feet of which 577,000 square feet are owned by one of our wholly owned subsidiaries (including approximately 83,851 square feet of free-standing retail space). We own the Macy’s anchor store. Northgate is anchored by Dillard’s, Macy’s, Sears and JC Penney and has an excellent mix of national in-line tenants, including American Eagle, Aeropostale, The Children’s Place, Finish Line, The Disney Store, Express, Victoria’s Secret and Zales. Northgate also has outparcels that are occupied by Borders Books, TGI Friday’s and Burger King. Northgate opened in 1972 and was expanded in 1993 as part of a $50 million expansion/renovation.

Anchor Tenant Sales versus Shop Tenant Sales

Northgate tenants and anchors generate approximately $174 million in annual sales. Northgate includes four stable anchors, which generate strong sales of approximately $90 million. The in-line tenants less than 10,000 square feet include an excellent mix of nation, regional and local tenants and generate $308 in sales per square foot, or approximately $66 million total. Total in-line sales were $62 million, or $304 per square foot.

Financing

The property is currently secured by a first mortgage with a balance at December 31, 2006 of $78.2 million. The first mortgage bears interest at 6.6% and has an anticipated prepayment date in September 2012. We intend to refinance the mortgage on or before 2012. We also may elect to defease the debt prior to the final maturity date in 2032.

Renovation and Repositioning Plan

Our goal, with respect to the Northgate Mall, is to take advantage of the mall’s strong anchor tenant sales and leverage such sales into higher shop tenant sales. In addition, with approximately 35,000 square feet of vacant shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	New Upscale Junior Anchor Tenants. Discussions have begun with junior anchor tenants, whose use and shopper appeal is ideally suited to the repositioning plan.

•	Appearance. A new lifestyle “streetscape area” is being planned for the mall’s exterior facing Colerain Avenue. Additional retailers will be added along this streetscape with a multi-million dollar upgrade to the mall’s main entrance, streetscape sidewalks, lighting and facades. This will enhance the overall appearance and will help attract marquee tenants which will have the ability to have frontage along Colerain Avenue. We also intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

•	Signage. We will improve the visibility of the mall by adding significantly upgraded signage.

•	Entertainment. A key part of the renovation will include building an entertainment-style theme which will include a high-end stadium-seated movie theatre.

We expect these renovation and repositioning efforts will impact the financial performance of the Northgate Mall. We expect our revenues to grow as more shoppers spend more time in the mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Location and Demographics

Northgate is located in the northwest Cincinnati suburbs and benefits from the strong residential and business development occurring in its trade area. Northgate is located on Colerain Avenue, less than one mile south of I-275, the primary highway serving the metropolitan Cincinnati area. Colerain Township is a densely populated suburb of the Cincinnati city limits which is 10 miles to the south.

The following are key demographic and other information that we expect will benefit the Northgate Mall:

•	Population. Cincinnati is the second largest metropolitan area in Ohio spanning 13 counties in Ohio, Kentucky and Indiana, with a total population of over 2 million.

•	Population Growth. While the population of the city of Cincinnati has decreased, the surrounding suburban townships and communities have seen substantial increases.

•	Household Income. For the year ended December 31, 2006, the average household income within a 15-mile radius of Northgate was estimated to be $65,911 according to Claritas.

•	Local Market Characteristics. In 2006, the civilian labor force within a 15-mile radius of Northgate was approximately 572,000 and the average unemployment rate was only 3.1%.

Competition

The primary competitors of the Northgate Mall include three super-regional malls described below that comprise approximately 3.9 million square feet of shop space. Additional retail competition totals an additional 2.4 million square feet, including one power center. Competitors of Northgate include:

•	Tri-County Mall. The 1.3 million square-foot, two-level regional mall is located approximately nine miles to the east along I-275. Tri-County’s primary trade area is the area immediately north and east along I-275. The mall is anchored by Macy’s, Dillard’s and Sears and includes traditional mall tenants that focus on the mid-price point. The mall generates sales of approximately $320 per square foot and is 94% leased.

•	Cincinnati Mills. The two-level, 1.5 million square-foot big box, entertainment and lifestyle center opened in August 2004. The property is located approximately six miles east of Northgate Mall, in Fairfield, and has Bass Pro Shops, Baby’s ’R Us, Bigg’s, Kohl’s, Saks Off 5th, Showcase Cinemas (10-screen theater) and Media Play. The in-line tenancy is primarily comprised of outlet discount tenants and a few national tenants.

•	Kenwood Towne Center. Located 13 miles southeast of the Northgate Mall, Kenwood Towne Center anchors the I-71 corridor retail market with in-line tenant sales in excess of $500 per square foot. The 1.1 million square-foot super-regional mall serves the affluent northeast communities. The mall is anchored by Dillard’s, Macy’s, Parisian and Loews Theatres and includes numerous upscale retailers such as Coach, Abercrombie & Fitch, Banana Republic, Pottery Barn, Williams-Sonoma, Bebe, Chico’s and Talbot’s.

Kenwood Towne Center recently completed a 100,000 square-foot addition and interior renovation and added Cheesecake Factory and Maggiano’s to the exterior of the mall.

•	Colerain Avenue Retail. Along Colerain Avenue, there are approximately 2.0 million square feet of additional retail shops including free-standing stores and community and power centers. In addition to the centers listed below, Colerain Avenue has free-standing Target, Kmart, Lowe’s Homestore, Home Depot, Staples and Kroger stores.

•	Colerain Towne Center. A 370,000 square-foot power center anchored by Wal-Mart, Dick’s, Office Max, Petsmart and TJ Maxx is located along Colerain Avenue directly north of I-275. Wal-Mart is reportedly going to be relocated in order to open a super center.

Average Occupancy Rate and Base Rent — Northgate Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2006	77%	$24.03
2005	78%	$22.45
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84

(1)	The information in this chart prior to our acquisition in July 2005 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Golden Triangle Mall

Overview

On April 5, 2006, we acquired the Golden Triangle Mall (“Golden Triangle”) for a base purchase price of $40.2 million. The purchase price was subsequently increased by $2.1 million, in accordance with the purchase agreement, as the seller was able to complete the opening of a Hollister store (unit of Abercrombie and Fitch) in January 2007. We plan to invest an additional $32.3 million in the renovation and repositioning plan for Golden Triangle Mall, of which $131,000 was incurred through December 31, 2006, for an estimated total project cost of $74.6 million.

Golden Triangle is a 765,000 square-foot, super-regional mall located in Denton, Texas. Located in the rapidly growing Denton County, a northern suburb of Dallas, the mall had an overall occupancy of 99.0% as of December 31, 2006 with permanent shop tenant occupancy of 66.0% (excluding temporary and anchor tenants). The mall has four nonowned anchor tenants — Macy’s, Dillard’s, JC Penney and Sears — and three junior anchors, which are DSW, Ross and Barnes & Noble.

Average mall shop sales for 2006 were approximately $280 per square foot, an amount that we intend to increase through capital expenditures focused on improving shopper traffic and tenant sales. Plans to boost shopper traffic and tenant sales include building a new multi-screen IMAX cineplex with stadium seating, adding one or more junior anchor tenants, multiple sit-down restaurants, outdoor cafes and streetscape retail, new property signage and other general capital improvements.

The mall’s anchor and junior anchor tenants are complemented by numerous nationally recognized retailers such as Victoria’s Secret, American Eagle Outfitters, Hollister, Pacific Coast Sun Wear and Bath & Body Works. The shops are comprised of approximately 252,000 square feet and are accessed on one level.

Anchor Tenant Sales Versus Shop Tenant Sales

Shop sales at Golden Triangle Mall in calendar 2006 were $280 per square foot, which categorizes this mall as a Class B mall.

We believe that in 2006 the Golden Triangle Dillard’s and Dillard’s Men combined had approximately $17 million in sales, Sears had approximately $13 million in sales, JCPenney had sales of $11 million, DSW had sales of $9 million and Macy’s had sales of $13 million. We believe that there is an opportunity to sharply increase shop tenant sales per square foot and thereby grow the property’s rental revenue.

We have recently learned that two anchor tenants at the Golden Triangle Mall, Dillard’s and JCPenney, have signed letters of intent to relocate to a new competitive life style center known as Rayzor Ranch, which is located approximately five miles north of the property. The anchors are expected to move in 2009 and we anticipate acquiring those vacated stores in 2009. Negotiations have commenced with replacement anchors.

Renovation and Repositioning Plan

Our opportunity, with respect to Golden Triangle, is to take advantage of the trade area’s unusually strong growth in order to attract new anchors and key shop tenants. Ultimately, the plan is to increase occupancy and drive up shop sales. In addition, with approximately 151,000 square feet of shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal.

We expect that our renovation and repositioning efforts will impact the financial performance of Golden Triangle by drawing the anchor tenant shoppers into the main mall and attracting more shoppers. By combining a new IMAX movie theatre with numerous restaurants and the existing Barnes & Noble, we expect our shop tenant revenues to grow as more shoppers spend more time in the main mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A mall.

Financing

In April 2006, we obtained a $24.6 million line of credit secured by the Golden Triangle Mall. The secured line of credit has a three-year term and bears interest at 140 basis points over LIBOR. The loan is interest-only. In addition, during April 2007, we increased the secured line of credit to $30 million and extended the maturity to April 2009.

Location and Demographics

Golden Triangle is located in Denton, Texas, which is in the Dallas/Ft. Worth metropolitan area. The following are the key demographic and other information that we expect will benefit Golden Triangle:

•	Population. The suburban Dallas population within a 15-mile radius of Golden Triangle is approximately 427,000 people according to Claritas.

•	Population Growth. The population within a 15-mile radius of Golden Triangle is estimated to have grown by approximately 32.2% from 2000 to 2006 and is projected to grow by an additional 20.9% from 2006 to 2011 according to Claritas.

•	Household Income. For the year ended December 31, 2006, the average household income within a 15-mile radius of Golden Triangle was estimated to be $85,495 according to Claritas.

•	Local Market Characteristics. Dallas represents the 10th largest metropolitan area in the nation and the third largest in the south behind Houston and Atlanta. The combined Dallas/Fort Worth area, or “Metroplex,” encompasses a population of more than 5.7 million people. Migration in the Metroplex continues to spread increasingly northward, resulting in tremendous population gains in the county and city of Denton.

Dallas is a major site for high-income employment sectors such as professional and business services, financial services and high-technology industries. Together these high wage-earning industries are expected to continue to drive the area’s economic growth over the next five years. Dallas benefits from a labor force that is skilled, educated and dependable and from a relatively affordable housing market.

Competition

The Golden Triangle Mall has several competitors, which include the following:

•	Vista Ridge Mall is located 14 miles southeast of Golden Triangle in Lewisville and consists of 1.1 million square feet of total gross leasable area and is home to 168 stores. Categorized as a super-regional mall, Vista Ridge Mall is larger in size than Golden Triangle, but shares a similar in-line tenant mix and has four anchor tenants in common with Golden Triangle — Dillard’s, Foley’s, JCPenney and Sears. Built in 1989 and remodeled in 1991, Vista Ridge Mall represents primary competition to Golden Triangle due to its in-line tenant mix and anchor stores.

•	Stonebriar Centre is located approximately 18 miles southeast of the Golden Triangle in the City of Frisco. The two-story super-regional mall opened in 2000. Stonebriar Centre is more than double the size of Golden Triangle, consisting of 1.6 million square feet of total GLA and more than 525,000 square feet of in-line GLA. Stonebriar Centre includes 163 traditional and upscale in-line tenants such as Chico’s, Coach, J. Crew, Pottery Barn and Williams-Sonoma. Stonebriar Centre is anchored by Foley’s, JCPenney, Macy’s, Neiman Marcus and Sears and includes an AMC Theatre. Due to the mall’s shared anchors and relative location, Stonebriar Centre represents primary competition for the Golden Triangle; Stonebriar Centre’s distance and more upscale tenancy make the mall comparatively less competitive with Golden Triangle.

•	Denton Crossing is a 488,000 square-foot power center located one mile northeast of Golden Triangle off of Loop 288. Opened in 2004, Denton Crossing includes such national big-box tenants as Bed, Bath & Beyond, Best Buy, Kroger Supermarket, Michael’s, Pier 1 Imports, T.J. Maxx and Walgreens. Because of Denton Crossing’s big-box tenant mix, the power center does not represent primary competition to Golden Triangle. Denton Crossing’s close proximity to Golden Triangle bodes well for both retail centers, which together create a synergy of retail offerings along the Loop 288 corridor.

•	The Shops at Circle T Ranch is scheduled for completion in 2007 and will be located 14 miles southwest of Golden Triangle in the City of Westlake. This super-regional mall will include 1.3 million square feet of total GLA and while in-line tenants have yet to be determined, the mall is set to be anchored by Dillard’s, Foley’s and AMC Theatres. Upon completion, The Shops at Circle T Ranch will serve as primary competition to Golden Triangle due to shared anchor tenants and relative proximity to Golden Triangle.

•	Grapevine Mills is located 20 miles south of Golden Triangle and just two miles from the Dallas/Forth Worth International Airport and serves as a major retail and entertainment destination for residents and tourists visiting the Dallas metro area. Grapevine Mills includes a unique tenant mix of specialty stores (Virgin Megastore), outlets (Neiman Marcus, Saks), manufacturer stores, (Burlington Coat Factory), entertainment (ESPN X Games Skate Park) and themed restaurants (Rainforest Café). Opened in 1997, Grapevine Mills serves as secondary competition to Golden Triangle due to its unique tenant mix and geographical distance from Golden Triangle.

•	Rayzor Ranch is a 400 acre mixed-use development that will include a proposed lifestyle center that may total 1.2 million square feet. The proposed lifestyle center may contain fashion-oriented tenants and a movie theater. In addition to the lifestyle center, Rayzor Ranch may also include office and residential development. Rayzor Ranch will be located less than five miles from Golden Triangle and has not yet begun construction. The development is scheduled to open in 2009.

Average Occupancy Rate and Base Rent — Golden Triangle(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2006	66%	$20.35
2005	62%	$27.74
2004	69%	$23.96
2003	75%	$23.71
2002	79%	$22.38

(1)	The information in this chart prior to our acquisition in April 2006 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Joint Venture Properties

Foothills Mall

Overview

The Foothills Mall is located in the suburbs of Tucson, Arizona and is a single level, enclosed regional mall containing approximately 711,000 square feet originally built in 1983. In addition, Wal-Mart occupies and owns a 210,000 square-foot super center that shares a common parking lot and road entrance with the Foothills Mall. The Foothills Mall is anchored by a series of “big box” anchor tenants, including Barnes & Noble, Linens ’N Things, a Loews/AMC Cineplex 15-screen stadium theatre, Ross Dress For Less, Old Navy, Saks Off 5th and a large Nike Factory Outlet store. In addition, the Company has entered into a 15,000 square-foot lease with Sega World Sports Bar and Grill, which is expected to take occupancy in the fourth quarter of 2007. The Foothills Mall’s specialty stores include Bath & Body Works, Claire’s, Haggar, Levi’s, PacSun, Quiksilver, Samsonite and Sunglass Hut. In addition, the Foothills Mall includes numerous restaurants such as Applebee’s, Gavi Italian Restaurant, Keatons Restaurant, Melting Pot, J. Nippon, Outback Steakhouse and Thunder Canyon Brewery.

During February 2006, we entered into a contribution agreement with a subsidiary of Kimco Realty Corp. (“Kimco”) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona. Under the terms of the contribution agreement, we contributed the Foothills Mall to a limited liability company at an agreed value of $104 million, plus certain closing costs (the “Foothills JV”). The transaction closed on June 29, 2006. We accounted for the transaction as a partial sale of real estate, which resulted in us recognizing a gain of $29.4 million. Pursuant to the terms of the contribution agreement, we received approximately $38.9 million in net proceeds from the transaction. Because we received cash in excess of our net basis contributed to the Foothills JV, we recorded negative carrying value of our investment in the amount of $4.5 million.

Simultaneous with the refinancing, Kimco contributed cash in the amount of $14.8 million to the Foothills JV. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills JV for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2 million. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills JV in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills JV and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills JV is not a variable interest entity and account for our investment in the joint venture under the equity method.

The Foothills JV agreement includes “buy-sell” provisions commencing in June 2008 for us and after May 2010 allowing either Foothills JV partner to acquire the interests of the other. Either partner to the Foothills JV may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The Foothills JV agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties.

Renovation and Repositioning

We are near completion of the renovation and repositioning project for the Foothills Mall. We estimate that the remaining repositioning costs for new tenants, including a new junior anchor tenant, will total approximately $3.9 million. As of December 31, 2006, we had spent approximately $0.1 million on these tenant projects. The renovation and repositioning is being financed through a combination of debt and equity financing. The renovation and repositioning plan, which is designed to convert the mall from a Class B mall to a Class A mall, includes the following:

•	Redirecting Loews Cineplex Traffic. Our predecessor sharply increased shopper traffic by sealing off an exterior entrance to the Loews Cineplex theatre and thereby redirected theatre patrons through the interior of the mall. The 15-screen Loews Cineplex is one of the Foothills Mall’s major anchor tenants and is the largest tenant in the Foothills Mall based on rental revenue.

•	Leasing Initiatives. We are conducting an intensive leasing initiative which includes the following: (i) filling missing product categories and attracting strong brand name tenants such as Old Navy, who recently executed a new lease for approximately 15,000 square feet, (ii) renewing existing high volume tenants at the best possible market rental rates, (iii) eliminating unhealthy, low volume or unprofitable stores, (iv) filling certain difficult-to-lease vacant spaces with temporary tenants until leases with long-term tenants are in place and (v) focusing on obtaining at least one additional major anchor tenant on the southwest corner of the mall.

•	Food Court and Amenities. We are improving shopper comfort and amenities, including high quality restrooms, a new floor, new tables and soft seating areas in the food court and new soft seating areas in other parts of the mall. Some of these seating areas will feature large flat screen televisions and are designed to induce patrons to stay in the mall while their friends or family continue to shop.

•	Public Marketing Campaigns. We are conducting special public marketing campaigns with the objective of having community and other group events in the mall on a regular basis, such as car sales, rock groups, sports promotions, radio station events and civic and charitable functions.

•	Potential Expansion. The Foothills Mall property has the potential to be expanded by approximately 80,000 rentable square feet. We are in discussions with several potential junior anchor tenants for the pre-leasing of this space.

Financing

On the closing date, the Foothills JV extinguished the existing first mortgage loan totaling $54.75 million and refinanced the property with an $81.0 million non-recourse first mortgage loan. The $81.0 million first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains financial covenants requiring the Foothills JV to maintain certain financial debt service coverage ratios, among other requirements.

Location and Demographics

The Foothills Mall is located in the greater Tucson, Arizona market and is near a busy thoroughfare which makes it accessible to significant local and tourist traffic. The following are key demographic and other information that we expect will benefit the Foothills Mall:

•	Population. Tucson is Arizona’s second largest city with a metropolitan statistical area population of 843,746, according to the US Census Bureau Census 2000.

•	Population Growth. Tucson is estimated to be one of the fastest-growing cities in the United States. The population within a 15-mile radius of the Foothills Mall is estimated to have grown by 8.7% from 2000 to 2006 and is projected to grow by 8.2% from 2006 to 2011, according to Claritas.

•	Household Income. For the year ended December 31, 2006, the average household income within a 15-mile radius of the Foothills Mall was estimated to be $56,767, according to Claritas.

•	Local Market Characteristics. A new community college has recently opened within walking distance of the Foothills Mall with approximately 4,000 students.

Competition

The primary competitors of the Foothills Mall include three regional malls described below that jointly comprise approximately 3.5 million square feet of shop space. Seven power centers that comprise approximately 2.5 million square feet are located within ten miles of the property. Tucson’s expanding economy, tourism and strong population growth have created a strong retail market, including the regional mall sector. Accordingly, there is a strong demand for retail property in the Tucson area as evidenced by a 90% occupancy level for shop space. We expect the construction of new retail properties to increase modestly and in proportion to demand so that vacancy levels remain low. We believe the Foothills Mall is the only value and entertainment oriented mall in its trade area. Competitors of the Foothills Mall include:

•	El Con Mall. The El Con Mall is a 1.2 million square-foot mall and is located approximately 12 miles southeast of the Foothills Mall. The mall was originally built in 1962 and partially renovated in 1996. It has a 20-screen Century Theatre and a Home Depot and is seeking to add an additional discount retailer. Existing anchor tenants include JCPenney and Macy’s.

•	Park Place Mall. The Park Place Mall is a single level enclosed mall, which contains approximately 1.0 million square feet and is located 12 miles from the Foothills Mall. It is approximately 97% occupied and is anchored by Dillard’s, Macy’s and Sears. Other tenants in the mall include Borders Books, Century Theatre and Old Navy. This mall recently completed a renovation process, which included the addition of “street” retailers, a food court, mall shops, restaurants, theatres and a new Dillard’s.

•	Tucson Mall. The Tucson Mall is a 1.3 million square-foot mall that has been considered the dominant mall in Tucson for nearly 20 years. The property is located approximately five miles southeast of the Foothills Mall. This mall was constructed in 1982 and renovated in 1991. Dillard’s, JCPenney, Macy’s, Mervyns and Sears are the anchor tenants.

•	La Encantada. La Encantada is a 258,000 square-foot mall located approximately 13 miles from Foothills. The mall opened in November 2003. It is an open air lifestyle center featuring upscale shops. Its anchor tenants are AJ’s Fine Foods, Crate & Barrel and Pottery Barn.

Average Occupancy Rate and Base Rent — Foothills Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2006	95%	$20.31
2005	96%	$20.07
2004	81%	$16.47
2003	82%	$16.89
2002	82%	$16.80

(1)	The information in this chart for the periods prior to our predecessor’s acquisition of the Foothills Mall in April 2002 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Colonie Center

Overview

In February 2005, we acquired the Colonie Center Mall for a base purchase price of $82.2 million. We paid additional consideration of $2.4 million in connection with the execution of certain pending leases that increased the purchase price to $84.6 million. We plan to invest an additional $108.1 million in the renovation and repositioning plan for Colonie Center, of which we incurred $40.5 million through December 31, 2006, for an estimated total project cost of $192.7 million.

Colonie Center is a 1.2 million square-foot, super-regional mall serving Albany, New York and its surrounding areas. Colonie Center is anchored by four major department stores: Macy’s, Sears, Boscov’s and Christmas Tree Shops (a wholly owned subsidiary of Bed Bath & Beyond). In addition, the mall has two important “junior anchors”, which are Steve & Barry’s and an f.y.e. super store. The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Abercrombie & Fitch, American Eagle, Bath & Body Works, Bombay Company, The Children’s Place, The Gap, Limited Too and Victoria’s Secret. The 110 shops are comprised of approximately 381,000 square feet and are accessed on two levels, with a central food court, restaurants and cafés.

Colonie Center features Albany’s only Christmas Tree Shops store and Steve & Barry’s store, each of which distinguishes it from its competitors and attracts a large number of visitors. The mall features attractive, well-maintained improvements, a successful anchor tenant lineup and a highly convenient location with immediate access to Interstate 87.

Colonie Center’s user-friendly design enables it to successfully target the more affluent, mature, professional and family-oriented shopper. The communities bordering the property in all directions provide a growing and loyal shopper base and as Albany is the seat of New York state government, Colonie Center benefits from a stable and growing employment pool.

Joint Venture with Heitman

On September 29, 2006, we completed a joint venture with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall whereby we entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of Heitman. Under the terms of the Contribution Agreement, we contributed the mall to FMP Colonie LLC, a new Delaware limited liability company. Heitman’s contribution to the venture was approximately $47 million in order to purchase approximately 75% of the equity in Colonie Center. Our contribution to the venture was valued at approximately $15 million, representing approximately 25% of the equity in Colonie Center. In addition, we have made preferred capital contributions of approximately $9.9 million as of December 31, 2006 and subsequently have made additional contributions totaling $6.8 million that were used primarily to fund construction costs. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling $46.0 million. To the extent these costs exceed $46.0 million, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and return of its invested equity capital.

The LLC Agreement between us and Heitman allows a buy-sell process to be initiated by us at any time on or after January 30, 2010 or by Heitman, at any time on or after November 1, 2010. There are additional provisions regarding disputes, defaults and change in management that allow Heitman to initiate a buy-sell process. The member initiating the buy-sell must specify a total purchase price for the property and the amount of the purchase price that would be distributed to each of the two members, with the allocation of the total purchase price being subject to arbitration if the parties disagree. The member receiving the buy-sell notice must elect within 60 days to either allow the initiating member to purchase the recipient’s interest in the Colonie JV for the price stated in the notice or to purchase the initiating member’s interest in the joint venture.

Recent Developments At Colonie Center

During the course of 2005 and 2006, our leasing efforts resulted in five significant new leases aggregating approximately 137,000 square feet. One of these newly signed leases was executed with Regal Cinemas. The new Regal Theater at Colonie will be a 60,000 square-foot, luxury and state-of-the-art stadium-seated 14-screen movie theater. The theater will raise nearly 10 stories in height and will be situated over the existing roof of the mall. The height of the theater is expected to create dramatic sight lines to Interstate 87. We expect to open the theater during the fourth quarter of 2007.

Another of the newly signed leases is with Cheesecake Factory. Cheesecake Factory is widely known for its unusually high sales volumes and powerful draw. The average Cheesecake Factory has annual sales of over $11.0 million. Typical wait times at a Cheesecake Factory are one to two hours. As a result of this unusually long waiting time, a significant amount of additional mall traffic is anticipated. Cheesecake Factory opened for business during August 2006.

In addition, a lease was executed with PF Chang’s China Bistro for approximately 7,000 square feet. PF Chang’s is also widely known for its unusually high sales volumes and powerful draw with typical annual sales volumes of $6.0 million. We expect the store to open during the fourth quarter of 2007.

A lease was also executed with Barnes & Noble for a 33,000 square-foot store including an exterior entrance facing Wolf Road, as well as an entrance fronting onto the main mall corridor. We expect the store to open during the fourth quarter of 2007.

A lease was also executed with L.L. Bean for an approximately 30,000 square-foot store. This will be L.L. Bean’s first store in the state of New York. We expect the store to open during the fourth quarter of 2007.

Anchor Tenant Sales Versus Shop Tenant Sales

Shop tenant sales for Colonie Center in 2006 were $302 per square foot, which categorizes this mall as a Class B mall. However, the mediocre shop sales are in sharp contrast to the mall’s strong anchor tenant sales.

We believe that in 2006, the Colonie Center Macy’s had approximately $61.5 million in sales and Sears had approximately $51 million in sales. We also believe that each will continue to operate as anchor tenant strongholds for Colonie Center. Boscov’s had annual sales of $28 million in 2006. In addition, Christmas Tree Shops reported sales in 2006 of $21 million, which equates to sales of over $379 per square foot. Collectively, the Colonie Center anchor tenants reported approximately $163 million in combined sales in 2006. We believe that there is an opportunity to increase shop tenant sales per square foot and thereby grow the property’s rental revenue.

Financing

In June 2005, we completed a $50.8 million first mortgage bridge financing collateralized by the Colonie Center Mall. Subsequently, in September 2006, we refinanced the bridge loan with a new construction loan that currently has a maximum borrowing capacity of approximately $116 million. The new construction loan matures in October 2008. A portion of this loan, in the amount of $50.8 million, has a fixed interest rate of 6.84%. The rate on the balance of this loan is floating at 180 basis points over LIBOR. The loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. We will continue to manage the property and will receive customary management, construction and leasing fees in accordance with our joint venture agreement with Heitman.

Renovation and Repositioning Plan

Our goal with respect to Colonie Center is to take advantage of the mall’s unusually strong anchor tenant sales and leverage such sales into higher shop tenant sales. In addition, with approximately 380,000 square feet of shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	Redirecting Anchor Tenant Traffic. We will improve the appearance and ambiance of the mall by undertaking major renovations of the interior common areas and the mall entrances. The objective with respect to this renovation will be to create a unique series of indoor mall features that will attract the already very high volume of anchor tenant shoppers to come into the main mall corridors. Final architectural drawings have been completed and renovations have commenced. These designs include a large indoor aquarium or series of aquariums, television viewing areas with high-end Adirondack themed living rooms within the mall, including a stone clad fire place area, fountain area, comfortable leather sofa seating and areas, television viewing areas with modern full size flat screen televisions and a large scale, high-end children’s play area featuring an innovative climbing apparatus. In addition, indoor and outdoor restaurant seating will be encouraged throughout the mall, with café style seating overlooking the mall corridors.

•	Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances

•	New Pylon Signage and Improved Mall Signage. Given the significant automobile traffic and visitor activity on Wolf Road and the immediate interstate access, every effort will be made to add significantly upgraded signage, including a new pylon sign.

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

Location and Demographics

Colonie Center is located in the greater Albany, New York area adjacent to major thoroughfares including Interstate 87. The following are key demographic and other information that we expect will benefit Colonie Center:

•	Population. The Albany metropolitan statistical area population within a 20-mile radius of Colonie Center is approximately 875,000 according to the US Census Bureau 2000.

•	Population Growth. The population within a 15-mile radius of Colonie Center is estimated to have grown by approximately 2.4% from 2000 to 2006 and is projected to grow by 2.0% from 2006 to 2011 according to Claritas.

•	Household Income. For the year ended December 31, 2006, the average household income within a 15-mile radius of the Colonie Center was estimated to be $64,688 according to Claritas.

•	Local Market Characteristics. The Albany region is home to a growing state government workforce, which tends to insulate the region from major economic downturns. In the next decade, the number of government employees is expected to increase, due to fiscal stimulus packages, which will have a positive impact on the Albany area. In addition, the region is home to 21 colleges with over 65,000 students. This student population and stable government workforce provides a steady pool of consumers for area retailers.

Competition

The primary competitors of Colonie Center include three regional malls described below that comprise approximately 3.2 million square feet of shop space. Four power centers that comprise approximately 2.2 million square feet are located within five miles of the property. With four established anchor tenants, two unique junior anchor tenants and a well-balanced mix of shop tenants, Colonie Center is one of the dominant, super-regional malls in its trade area. Competitors of Colonie Center include:

•	Crossgates Mall. The Crossgates Mall, located three miles south on Interstate 87, is Colonie Center’s closest and strongest competitor. The property was originally built in 1984 and underwent a renovation in 1994. It is the largest mall in the Albany region with over 1.6 million square feet and is anchored by Cohoes, Filene’s, H&M, JCPenney, Lord & Taylor and Macy’s. Other tenants in the mall include Best Buy, DSW Shoe Warehouse, a 30-screen Hoyt’s Cinemas, The Gap, Hollister, Pottery Barn and Williams-Sonoma. This mall has a large food court and much of its tenant mix is targeted toward teenagers.

•	Latham Circle Mall. The Latham Circle Mall is located four miles northeast of Colonie Center. The property was built in 1957 and renovated in 1994 and contains 677,000 square feet. It is anchored by Burlington Coat Factory, JCPenney, Klein’s and includes other major retailers such as Baby Depot and Malt River Brewing Company.

•	Clifton Park Center. Clifton Park Center is an 875,000 square-foot regional mall located 15 miles northwest of Colonie Center. The property was constructed in 1976 and was renovated in 2001. It is anchored by Boscov’s, JCPenney and Mega Marshall’s and includes a food court, day spa and a six-screen Hoyt’s Cinemas.

Average Occupancy Rate and Base Rent — Colonie Center(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2006	77%	$25.48
2005	73%	$21.00
2004	72%	$16.53
2003	73%	$20.36
2002	76%	$21.84

(1)	The information in this chart prior to our acquisition in February 2005 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Harrisburg Mall

Overview

The Harrisburg Mall is located in Swatara Township, three miles from downtown Harrisburg, Pennsylvania. The property was originally built in 1969 and is a two-story, enclosed, regional mall containing 922,000 square feet. It is the largest mall in the Harrisburg market and has approximately 83 shop spaces. It is anchored by three large anchor tenants: Bass Pro Shops, Boscov’s and Macy’s. The Harrisburg Mall’s specialty shop tenants include Disney Store, Foot Locker, The Limited and Victoria’s Secret. In addition, the Harrisburg Mall has a food court that includes such national tenants as Arby’s, Cosimos Pizza and McDonald’s.

The Harrisburg Mall was at one time considered a dominant mall in its marketplace. However, due to anchor tenant vacancies and the bankruptcy of its former owner, the mall’s sales began to decline in the late 1990’s. Prior to our predecessor’s acquisition of a joint venture interest in the property in September 2003, the Harrisburg Mall had an effective occupancy rate of 50% because two key anchor tenants, Lord & Taylor and JCPenney, had either completely ceased operations or had indicated an intention to do so. As a result of our predecessor’s leasing efforts, the Harrisburg Mall is now nearly 90% leased. Our intention is to focus our leasing efforts on national and regional shop tenants as mall traffic increases.

Renovation and Repositioning

The renovation plans for this property include the addition of upscale restaurants on the exterior of the mall in order to create a streetscape look and feel for the property, as well as a new movie theater and up to two large “big-box” junior anchor tenants. Given the expected increase in shopper traffic from Bass Pro Shops, we believe demand for casual dining and movie theater traffic will increase. We estimate the costs of these renovations will total $34.3 million, of which we incurred $3.2 million through December 31, 2006. We will be responsible for funding 25% of that portion of the costs not funded by construction loans.

The renovation and repositioning plan for this mall, which is designed to convert the mall from a Class C mall to a Class A mall, includes the following:

•	Anchors and Key Renewals. Our predecessor signed two new long-term leases and renewed a third lease with proven high traffic anchor tenants. Bass Pro Shops occupies a 200,000 square-foot super store consisting of fishing, hunting and boating products. Our predecessor also signed a long-term lease with Boscov’s, a regional discount department store chain with 41 stores and annual sales in excess of $1 billion. In addition, the May Company, which recently merged with Federated Department Stores, a national department store chain with annual sales in excess of $22.4 billion, renewed its long-term lease through the year 2024. All three anchor tenants have agreed to operate their stores continuously for an extended period.

•	Entertainment. We are focusing a significant portion of our leasing efforts towards leasing to tenants that are entertainment and tourist destinations, such as Bass Pro Shops and a movie theater. The Bass Pro Shops store opened on November 18, 2004 and is our most important anchor tenant in the Harrisburg Mall, serving both as a retailer and as an entertainment destination. At approximately 200,000 square feet, the Bass Pro Shops Harrisburg store is the second largest Bass Pro Shops store in the nation and features a 60,000-gallon aquarium, rock climbing walls, a live trout stream, waterfalls and an indoor archery range. According to the Springfield, Missouri Visitors and Convention Bureau, the Bass Pro Shops store in Springfield, Missouri, the chain’s flagship store, is the number one tourist destination in the State of Missouri. Including the Harrisburg Mall store, Bass Pro Shops currently has 26 stores across the United States and Canada and attracts over 66 million visitors annually. During 2006, a lease was signed with the Great Escape movie theater chain to build a 14-screen state of the art stadium seated movie theater. As of March 2007, construction of the theater is nearly 40% complete and is expected to be completed by the fourth quarter of 2007.

•	Accessibility. We improved the mall’s access by arranging for the Pennsylvania Department of Transportation to provide a direct exit ramp to the property from Interstate 83.

•	Appearance. We are improving the appearance of the mall by undertaking major renovations of the interior of the two new anchor stores, the interior and exterior of the mall and mall entrances.

•	Signage. We have improved visibility of the mall by adding significantly upgraded signage, including a 150-foot pylon sign which is visible from Interstate 83 and nearby local roads. In addition, we have installed a digital color video screen at the entrance to the mall. The digital color video screen is programmable from a computer inside our mall management office and will be available to notify the public about special events and other mall promotions. Working in collaboration with local officials, our predecessor succeeded in adding “Bass Pro Drive” to the name of a nearby local street, which will allow us to identify the retailer on multiple sign locations along Interstate 83.

•	Lighting and Security. We have improved lighting and security by installing brighter energy-efficient lighting and increasing security in parking lots with regular patrols.

•	Heating, Ventilation and Air Conditioning. We are reducing operating expenses by replacing the main air conditioning central plant with new modern energy efficient units that we estimate will result in a significant reduction in the cost of energy.

As a result of the initial renovation and repositioning efforts at the Harrisburg Mall, leased square footage has grown from 429,000 at acquisition to 798,000 as of December 31, 2006, after giving effect to executed anchor leases as of such date. Given the attractiveness of the new anchor tenants at the Harrisburg Mall and the next phase of renovation projected to be completed in 2008, additional revenue growth from the property is expected as occupancy levels and rental rates rise above current levels.

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

As of December 31, 2006, the joint venture had spent approximately $38.0 million (net of government grant funding) on the renovation and repositioning of this property and we estimate that the total additional investment required to renovate and reposition the property is approximately $31.2 million. The joint venture intends to fund the additional $31.2 million investment from additional partner contributions, additional construction loan proceeds, government grant funding and cash flow from operations.

The construction loan with Commerce Bank contained an initial maximum funding commitment of $46.9 million. During July 2005, the loan was amended and the commitment increased to $50 million with no principal payments due until the maturity date. The interest rate is LIBOR plus 1.625% per annum. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis of which we received $1.625 million.

This loan presently has a limited recourse of $5.0 million, of which affiliates of the Lubert Adler Funds are liable for $3.2 million, or 63% and we are liable for $1.8 million, or 37%. In addition, pursuant to the terms of this loan, at any time the joint venture is entitled to receive a loan advance, the lender shall reduce the amount of such advance by the amount of the joint venture’s net cash flow after operating expenses and debt service.

Under the terms of the limited partnership agreement of Feldman Lubert Adler Harrisburg LP, the general partner (one of our wholly owned subsidiaries) manages the day-to-day operations of the property. The general partner and limited partners share equally in decision-making authority over major decisions affecting the property, including property sales and financings, leasing and budget approval and amendments.

We and our joint venture partner each have the right to receive a preferred return from the operating cash flow of the property equal to 12%, computed on an annual compounded basis, on invested capital. Once operating cash flow exceeds 12%, we will be entitled to receive an additional 20% of the excess cash flow. Upon a sale of the property and after both partners receive a return of their capital contributions to the joint venture (an aggregate of approximately $10.3 million as of December 31, 2006) plus a 12% preferred return thereon, we will have the right to receive an additional 20% of the available cash, if any, plus our 25% share of the remaining 80% interest. In addition, in the event that a sale of the property produces an overall return in excess of 20% to our joint venture partner, we will be entitled to a 30% share of such excess, if any, plus our 25% share of the remaining 70% interest. To the extent that the partners are required to make additional capital contributions to the joint venture, the amount of the 12% preferred return, which operating cash flow must exceed in order for the partners to receive the additional 20% of excess cash flow, will increase.

The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The fair value of the right to receive these additional OP Units was approximately $5.0 million at the Offering Date and is approximately $3.9 million at December 31, 2006.

The fees we are entitled to earn as manager of the Harrisburg Mall include a management fee of 3.5% of annual gross revenues paid monthly, a construction management fee of 3% of the amount of capital improvements and customary leasing fees for a mall leasing agent. For the years ended December 31, 2006 and 2005, these fees totaled approximately $0.6 million and $0.4 million, respectively.

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

Location and demographics

The property is located east of the Harrisburg capital region in Pennsylvania adjacent to major thoroughfares, including Interstate 83. The following are key demographic and other information that we expect will benefit the Harrisburg Mall:

•	Population. The Harrisburg metropolitan statistical area population was 629,401 according to the US Census Bureau Census 2000.

•	Population Growth. The population within a 15-mile radius of the Harrisburg Mall is estimated to have grown by approximately 3.7% from 2000 to 2006 and is projected to grow by 2.9% from 2006 to 2011, according to Claritas.

•	Household Income. For the year ended December 31, 2006, the average household income within a 15-mile radius of the Harrisburg Mall was estimated to be $78,510 according to Claritas.

•	Local Market Characteristics. The Harrisburg region’s economy is dominated by State and Federal Government, which tends to insulate the region from major economic downturns in the national economy. The Harrisburg Mall is located within a 10 minute drive from the city of Hershey and Hershey Park, which is a national tourist destination.

Competition

The primary competitors of the Harrisburg Mall include two regional malls that jointly comprise approximately 1.4 million square feet of shop space. Four power centers that comprise approximately 1.7 million square feet are located within seven miles of the property. In addition we expect to compete with a new lifestyle center within four miles of the property. We believe there are no major regional mall projects under construction or planned for the near future. No competitor has a unique anchor tenant similar to Bass Pro Shops. The significant competitors within a 10-mile radius include:

•	Colonial Park Mall. The Colonial Park Mall opened in 1960 and is located approximately five miles north of the Harrisburg Mall. It contains approximately 745,000 square feet of leasable area, 95 shops and is anchored by Bon Ton, Sears and Boscov’s. This center was renovated and expanded with a food court and some specialty shops during 1990.

•	Capital City Mall. The Capital City Mall is located 10 miles to the west of the Harrisburg Mall. It contains approximately 600,000 square feet of leasable area and 94 shops. This center opened in 1974 and is anchored by Hecht’s, JCPenney and Sears. The center was first renovated in 1986 and a second renovation was completed in 1998, which included new flooring, plantings, seating, skylights and a food court area.

•	The Shoppes at Susquehanna. The Shoppes at Susquehanna is a 108,000 square-foot, open-air lifestyle center that opened in October 2004. It is approximately four miles from the Harrisburg Mall and is approximately 63% leased to such tenants as Ann Taylor Loft, Children’s Place, Coldwater Creek, J. Jill, Jos. A Banks and Williams-Sonoma. This center has dining establishments including Damon’s and Macaroni Grill.

Average Occupancy Rate and Base Rent — Harrisburg Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2006	63%	$22.88
2005	65%	$18.36
2004	65%	$17.70
2003	70%	$15.40
2002	81%	$13.42

(1)	The information in this chart for the periods prior to our predecessor’s investment in the Harrisburg Mall in September 2003 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

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

Insurance

We believe that our properties are covered by adequate fire, flood, earthquake, wind (as deemed necessary or as required by our lenders) and property insurance as well as commercial liability insurance provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, we believe our businesses and business assets are likewise adequately insured against casualty loss and third-party liabilities. Changes in the insurance market since September 11, 2001 have caused increases in insurance costs and deductibles and have led to more active management of our insurance component.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2006, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on December 16, 2004 under the symbol “FMP.” On June 1, 2007, the reported closing sale price per share of common stock on the NYSE was $11.30 and there were approximately 50 holders of record of our common stock.

	2006			2005
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31	$12.85	$11.03	$0.2275	$13.05	$12.00	$0.2671	(1)
June 30	12.49	10.30	0.2275	14.10	11.65	0.2275
September 30	11.40	10.24	0.2275	14.65	12.95	0.2275
December 31	12.60	10.10	0.2275	13.48	8.63	0.2275

(1)	The declared dividend was $0.2671 per common share for the period December 16, 2004 to March 31, 2005. The figure in the above table reflects the Company’s intention at the time to have a dividend of $0.2275 per quarter with two parts: $0.0396 for the period of December 16, 2004 through December 31, 2004 and $0.2275 for the period of January 1, 2005 through March 31, 2005.

Generally, if dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.

At December 31, 2006, there were 1,414,618 operating partnership units of limited partnership interest of our operating partnership outstanding. These units receive distributions per unit in the same manner as dividends per share were distributed to common stockholders.

On May 14, 2007, we declared a dividend of $0.2275 per common share for the period January 1, 2007 to March 31, 2007 to shareholders of record on May 18, 2007. This dividend was paid on May 25, 2007.

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

(c)
Number of Securities
Remaining Available for
	(a)		(b)	Future Issuance Under
	Number of Securities to		Weighted Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))

Equity compensation plans approved by security holders(1)	N/A	(1)	N/A	82,429
Equity compensation plans not approved by security holders	—		—	—
Total	N/A	(1)	N/A	82,429

(1)	Includes information related to our 2004 Equity Incentive Plan and 2004 Incentive Bonus Plan. As of December 31, 2006, the Company has issued 386,792 shares of restricted common stock, net of forfeitures.

Sale of Registered and Unregistered Securities

Our contribution, merger and related agreements provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units that may be issued with respect to the Harrisburg Mall equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on or prior to December 31, 2009. The issuance of such shares of common stock and OP units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

We issued 135,530 shares of our common stock in 2006 for deferred stock-based compensation, none of which were issued in connection with employment contracts and we issued 3,000 shares of our common stock to our directors. The issuance of these shares of our common stock was affected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

See note 2 to the Consolidated Financial Statements in Item 8 for a description of our deferred compensation plan and other compensation arrangements.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data for our company and historical financial data for our predecessor for the periods indicated. You should read the following selected historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and historical consolidated financial statements and related notes thereto. The following selected consolidated historical financial data have been derived from financial statements audited by KPMG LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations for the years ended December 31, 2006 and 2005 and the period December 16, 2004 to December 31, 2004 and the period January 1, 2004 to December 15, 2004 and cash flows for each of the years in the three-year period ended December 31, 2006 and the related notes thereto appear in Item 8. The selected financial data includes the consolidated financial statements of our predecessor for the periods up to and including December 15, 2004 and the financial statements of the Company for the period after December 15, 2004.

	The Company			Our Predecessor
						April 1, 2002
			December 16 to	January 1 to	Year Ended	(Inception) to
	Year Ended December 31,		December 31,	December 15,	December 31,	December 31,
	2006	2005	2004	2004	2003	2002
			(Amounts in thousands, except per share data)

Statement of Operations Data:
Revenue:
Rental	$41,104	$35,729	$327	$6,340	$6,720	$4,881
Tenant reimbursements	19,867	17,634	193	4,124	4,446	3,385
Management, leasing and development services	1,310	470	58	917	461	248
Interest and other income	3,024	1,362	52	250	67	51

Total revenue	65,305	55,195	630	11,631	11,694	8,565

Expenses:
Rental property operating and maintenance	21,014	18,383	329	3,886	4,193	2,950
Real estate taxes	7,645	6,520	45	1,218	1,225	1,017
Interest (including the amortization of deferred financing costs)	16,435	11,909	443	4,007	4,904	3,264
Loss from early extinguishment of debt	357	—	300	—	—	—
Depreciation and amortization	17,394	13,383	211	1,462	1,442	964
General and administrative	8,657	7,511	747	3,498	833	1,467

Total expenses	71,502	57,706	2,075	14,071	12,597	9,662

Loss from operations	(6,197)	(2,511)	(1,445)	(2,440)	(903)	(1,097)
Equity in (losses) earnings of unconsolidated real estate partnerships	(550)	(454)	12	425	197	—
Gain on partial sale of real estate	29,397	—	—	—	—	—

Income (loss) before minority interest	22,650	(2,965)	(1,433)	(2,015)	(706)	(1,097)
Minority interest	(2,469)	332	184	(233)	(30)	(107)

Net income (loss)	$20,181	$(2,633)	$(1,249)	$(2,248)	$(736)	$(1,204)

Basic earnings (loss) per share	$1.58	$(0.21)	$(0.12)	N/A	N/A	N/A
Diluted earnings (loss) per share	1.54	(0.21)	(0.12)	N/A	N/A	N/A
Weighted average common shares outstanding:
Basic	12,808	12,363	10,790	N/A	N/A	N/A
Diluted	14,666	12,363	10,790	N/A	N/A	N/A

	The Company			Our Predecessor
	2006	2005	2004	2003	2002

Balance Sheet Data (at end of period)
Investments in real estate, net	$318,440	$396,108	$143,653	$50,473	$48,729
Total assets	413,851	475,485	188,783	70,776	58,271
Mortgages and other loans payable	240,831	318,489	54,750	61,278	46,528
Total liabilities	288,657	358,407	80,290	69,923	54,680
Minority interest	11,649	12,117	13,962	762	2,764
Stockholders’/owners’ equity	113,545	104,961	94,531	91	827
Total liabilities and stockholders’/owners’ equity	413,851	475,485	188,783	70,776	58,271
Other Data (for the year ended)
Net cash flows provided by (used in):
Operating activities	381	11,605	945	758	514
Investing activities	(14,372)	(139,401)	(102,530)	(6,644)	(54,531)
Financing activities	12,696	126,520	113,215	9,517	54,363

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to the completion of the offering and formation transactions, our business was conducted by our predecessor, Feldman Equities of Arizona, LLC and its subsidiaries and affiliates. The consolidated financial statements of our Company and the predecessor for the year ended December 31, 2004, include the operating results of our company (for the period December 16, 2004 to December 31, 2004) and our predecessor which, for the period January 1, 2004 through December 15, 2004, was engaged in comprehensive mall renovation and repositioning projects. These projects included the Foothills Mall, which was acquired through a joint venture by our predecessor in April 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in September 2003. Through December 15, 2004, our predecessor consolidated the financial results of the Foothills Mall and accounted for its investment in the Harrisburg Mall using the equity method of accounting.

A discussion of the results of operations of our Company and predecessor is set forth below. Upon completion of our initial public offering and the formation transactions, we have substantially enhanced our financial flexibility and access to capital compared to our predecessor, which should play an important role in allowing us to implement our growth and business plan over time. For the following reasons, the results of operations of our predecessor and our Company may not be indicative of the results of our future operations:

•	In January 2005, we completed a $75.0 million, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and has two options for one-year extensions. In connection with the Stratford Square Mall financing, during January 2005, we entered into a $75.0 million interest rate swap commencing February 2005 with an all-in rate of 5.0% and a final maturity date in January 2008, which effectively fixed the interest rate on the Stratford Square Mall mortgage loan through that maturity date.

•	On February 1, 2005, we acquired Colonie Center Mall located in Albany, New York for an initial purchase price of $82.2 million and funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. We paid additional consideration of $2.4 million in connection with the execution of certain leases. At December 31, 2006, shop occupancy at the Colonie Center Mall, excluding temporary tenants, was 78.0%.

•	On June 28, 2005, we acquired the Tallahassee Mall, a 966,000 square-foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of the existing mortgage loan of approximately $45.8 million plus cash in the amount of approximately $16.2 million. The first mortgage we assumed bears interest at a fixed rate of 8.60% and has a July 2009 anticipated prepayment date. The property is subject to a long-term ground lease that expires in the year 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. At December 31, 2006, shop occupancy, excluding temporary and anchor tenants, was 79.0%.

•	On July 12, 2005, we acquired Northgate Mall, a 1.1 million square-foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110.0 million included the assumption of the existing mortgage loan in the amount of approximately $79.6 million plus cash in the amount of approximately $30.4 million. The first mortgage we assumed bears interest at a fixed rate of 6.60% and has an anticipated prepayment date in November 2012. At December 31, 2006, shop occupancy, excluding temporary and anchor tenants, was 89.4%.

•	During March 2006, we completed the issuance and sale in a private placement of $29.4 million in aggregate principal amount of junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently at a variable interest rate equal to LIBOR plus 3.45% per annum. The Notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

•	On April 5, 2006, we acquired the Golden Triangle Mall in the Dallas suburb of Denton, Texas, for approximately $42.3 million (including $2.1 million of additional consideration accrued in accordance with an earn-out provision in the purchase agreement). Including non-owned anchors, the Golden Triangle Mall is a 765,000 square-foot regional mall. At December 31, 2006, excluding temporary tenants, the mall’s occupancy was 66.0%.

•	On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit was increased to $30.0 million in April 2007 and the maturity date was extended to April 2009. As of December 31, 2006, there was no outstanding balance on this line of credit.

•	On April 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square Mall for a price of $6.7 million. The purchase price included assumption of a loan secured by the property that had a principal balance of approximately $3.5 million. The loan is self amortizing, bears interest at a 5.15% fixed rate and matures in November 2013.

•	On June 29, 2006, we contributed the Foothills Mall to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture refinanced the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received a distribution of approximately $38.9 million and recognized a $29.4 million gain on the partial sale of the property as reported on the consolidated statement of operations. A portion of the proceeds from the transaction was used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding to extinguish our credit facility provided by Kimco Realty Corp.

•	On September 29, 2006, we contributed the Colonie Center Mall to a joint venture and retained a 25% interest. In connection with this transaction, the joint venture refinanced the existing $50.8 million first mortgage bridge loan with a first mortgage and construction facility with a maximum capacity commitment of $109.8 million. As a result of these transactions, we received a distribution of approximately $41.2 million and recorded a $3.5 million deferred gain. A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006.

•	Effective April 10, 2007, we entered into an agreement to issue up to $50 million of convertible preferred stock through the private placement of 2 million shares of 6.85% Series A Cumulative Convertible Preferred Shares to Inland American Real Estate Trust, Inc., a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies. We issued $15 million in preferred stock on April 30, 2007. We are required to issue a total of $50 million by the end of the 12-month period following the close of this transaction.

•	On April 16, 2007, we announced the execution of a promissory note (the “Note”) providing for loans aggregating up to $25 million from Kimco Capital Corp. (“Kimco”). No amount has yet been borrowed under the Note. Loan draws under the Note are optional and will bear interest at the rate of 7.0% per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain performance criteria. We may prepay the outstanding principal amount under the Note in whole or in part at any time. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500,000, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250,000 in additional interest.

Critical Accounting Policies

A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, are set forth below. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of our financial position and results of operations. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ from these estimates.

Revenue Recognition

Base rental revenues from rental retail properties are recognized on a straight-line basis over the noncancelable terms of the related leases. Deferred rent represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions. “Percentage rent”, or rental revenue that is based upon a percentage of the sales recorded by tenants, is recognized in the period such sales are earned by the respective tenants.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants.

Additional revenue is derived from providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property cash receipts. Leasing and brokerage fees are earned and recognized in installments as follows: one-third upon lease execution, one-third upon delivery of the premises and one-third upon the commencement of rent. Development fees are earned and recognized over the time period of the development activity.

We must also make estimates related to the collectibility of our accounts receivable related to minimum rent, deferred rent, tenant reimbursements, lease termination fees, management and development fees and other income. We analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income.

Principles of Consolidation and Equity Method of Accounting

Property interests contributed to our operating partnership in the formation transactions in exchange for OP Units have been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. The combination did not require any material adjustments to conform the accounting principles of the separate entities. The remaining interests, which were acquired for cash, have been accounted for as a purchase and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and the liabilities assumed.

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

We evaluate the consolidation of entities in which we are a general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate a limited partnership or a limited liability company with characteristics of a partnership. EITF 04-05 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on these criteria, we do not consolidate our investments in the Harrisburg, Foothills and Colonie joint ventures. We account for our investment in these joint ventures under the equity method of accounting. These investments were recorded initially at cost and thereafter the carrying amount is increased by our share of comprehensive income and any additional capital contributions and decreased by our share of comprehensive loss and capital distributions.

The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of the respective operating/partnership agreements. In the case of FMP Kimco Foothills Member LLC, the joint venture that owns the Foothills Mall (the “Foothills JV”), we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, if and when the Foothills JV reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended.

For a joint venture investment that is not a VIE or in which we are not the general partner, we follow the accounting set forth in AICPA Statement of Position No. 78-9 — Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05. In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control.

Factors we consider in determining whether or not we exercise control include rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, operating and capital budgets, board and management representation and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

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

The building and improvements thereon are depreciated on the straight-line basis over an estimated useful life ranging from 3 to 39 years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on a straight-line basis over estimated useful lives of three to seven years.

It is our policy to capitalize interest, insurance and real estate taxes related to properties under redevelopment and to depreciate these costs over the life of the related assets. Predevelopment costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of a property, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

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

We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, third-party appraisals or other relevant data. Since June 2005, we determine the as-if-vacant value by using a replacement cost method. Under this method we obtain valuations from a qualified third party utilizing relevant third-party property condition and Phase I environmental reports. We believe the replacement cost method closely approximates our previous methodology and is a better determination of the as-if vacant fair value.

A portion of the purchase price is allocated to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The capitalized above-market and below-market lease values are amortized as a reduction of or an addition to rental income over the remaining noncancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income.

A portion of the purchase price is also allocated to the value of leases acquired and management utilizes independent sources or management’s determination of the relative fair values of the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods, considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal expenses and other related costs.

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

Derivative Instruments

In the normal course of business, we use derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with forecasted cash flows. In those cases, hedge effectiveness criteria also require that it be probable that the underlying forecasted cash flows will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following risk management policies and procedures including the use of derivatives. To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change. Changes in the fair value of our derivative instruments may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables, but will have no effect on cash flows.

Results of Operations

Overview

The discussion below relates to the results of operations of our Company and our predecessor which, throughout the periods discussed below, were engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall, which was acquired through a joint venture by our predecessor in 2002 and the Harrisburg Mall, which was acquired through a joint venture by our predecessor in 2003. Subsequent to our initial public offering, we acquired the Stratford Square Mall (December 2004), the Tallahassee Mall (June 2005), the Northgate Mall (July 2005), the Golden Triangle Mall (April 2006) (collectively the “Acquisition Properties”) and the Colonie Center Mall (February 2005), which are each included in our consolidated results for periods subsequent to the acquisition date. In addition, as a result of contributing the Foothills Mall (June 2006) and Colonie Center Mall (September 2006) to joint venture entities, our share of results of those properties are excluded from our consolidated results commencing with the contribution dates and are thereafter included on the equity method of accounting. During the redevelopment and repositioning period, some of our properties may experience decreases in occupancy and corresponding net operating income. We believe these lower occupancy and operating income trends are temporary and will improve once we have completed a significant portion of the redevelopment process.

The results for the year ended December 31, 2004 include the results of our predecessor for the period January 1, 2004 to December 15, 2004 and the results of our Company for the period December 16, 2004 to December 31, 2004.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenue

Rental revenues increased approximately $5.4 million, or 15.0%, to $41.1 million for the year ended December 31, 2006 compared to $35.7 million for the year ended December 31, 2005. The increase was primarily due to a $12.0 million increase from the Acquisition Properties. The increase was partially offset by a $5.9 million decrease in revenues related to the Foothills and Colonie Center Malls, which were not included in our consolidated operating results for the entire 2006 fiscal year, as indicated above and $797,000 lower rental revenue at the Stratford Square Mall due to reduced occupancy and lower rental rates upon renewal.

Revenues from tenant reimbursements increased approximately $2.2 million, or 12.7%, to $19.9 million for the year ended December 31, 2006 compared to $17.6 million for the year ended December 31, 2005. The increase was primarily due to a $5.6 million increase from the Acquisition Properties. The increase was partially offset by a $3.3 million decrease in revenues related to the Foothills and Colonie Center Malls.

Revenues from management, leasing and development services increased approximately $840,000 to $1.3 million for the year ended December 31, 2006 compared to $470,000 for the year ended December 31, 2005. The increase is due to the $714,000 of fees charged to the Foothills and Colonie Center Malls and increased fees related to the Harrisburg Mall.

Interest and other income increased $1.7 million to $3.0 million for the year ended December 31, 2006 compared to $1.4 million for the year ended December 31, 2005. The increase is due to a $1.4 million decrease in the fair value of our liability to the previous owners of the Harrisburg Mall. The reduction in the liability in 2006 was caused by our reduction of the anticipated return we will receive on the project. The decrease in our anticipated return is due to an increase in the anticipated redevelopment costs and delays in the timing of certain redevelopment plans. The remaining increase in interest and other income is due primarily to a $133,000 increase in lease termination charges and a $168,000 increase in interest income.

Expenses

Rental property operating and maintenance expenses increased approximately $2.6 million, or 14.3%, to $21.0 million for the year ended December 31, 2006 compared to $18.4 million for the year ended December 31, 2005. The increase was due to a $6.5 million increase from the Acquisition Properties. The increase was partially offset by a $3.6 million decrease in expenses related to the Foothills and Colonie Center Malls.

Real estate taxes increased approximately $1.1 million, or 17.3%, to $7.6 million for the year ended December 31, 2006 compared to $6.5 million for the year ended December 31, 2005. The increase was primarily due to a $2.1 million increase from the Acquisition Properties. The increase was partially offset by $1.1 million from the Foothills and Colonie Center Malls not included in our consolidated results for the entire 2006 fiscal year.

Interest expense increased approximately $4.5 million, or 38.0%, to $16.4 million for the year ended December 31, 2006 compared to $11.9 million for the year ended December 31, 2005. The increase was primarily due to (i) $3.4 million of interest associated with the Acquisition Properties, (ii) $2.3 million due to the issuance of the Notes and (iii) $538,000 for the secured line of credit. The increase was partially offset by a $980,000 decrease related to the Foothills and Colonie Center Malls.

Depreciation and amortization expense increased $4.0 million, or 30.0%, to $17.4 million for the year ended December 31, 2006 compared to $13.4 million for the year ended December 31, 2005. The increase is primarily due to a $5.4 million increase in depreciation from the Acquisition Properties. The increase was partially offset by a $1.4 million decrease related to the Foothills and Colonie Center Malls.

General and administrative expenses increased approximately $1.2 million, or 15.3%, to $8.7 million for the year ended December 31, 2006 compared to $7.5 million for the year ended December 31, 2005. The increase was primarily due to (i) increases in personnel costs due to increased staff in connection with our redevelopment and joint venture activity, (ii) additional costs associated with being a publicly-traded REIT and (iii) office relocation and expansion in Arizona.

Other

Gain on the partial sale of a property totaled $29.4 million for the year ended December 31, 2006. This gain resulted from the contribution of the Foothills Mall into a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture.

Equity in losses of unconsolidated real estate partnerships represents our share of the equity in the losses of the joint venture owning the Harrisburg Mall for 2005 and 2006 and the Colonie Center Mall for 2006. The equity in loss of unconsolidated real estate partnerships totaled $550,000 for the year ended December 31, 2006 compared to $454,000 for the year ended December 31, 2005. The loss at the Harrisburg Mall increased from $454,000 in 2005 to $503,000 in 2006 due primarily to higher depreciation expense, which was offset in part by income from the proceeds of government grants. The equity in loss from the Colonie Center Mall totaled $47,000 for the year ended

December 31, 2006. We did not recognize our share of our losses from the Foothills JV because we have a negative carrying value in our investment in this joint venture. See “Critical Accounting Policies — Principles of Consolidation and Equity Method of Accounting.”

The $357,000 early extinguishment of debt for the year ended December 31, 2006 was incurred in connection with the recapitalization of the Foothills Mall on June 29, 2006 and represents fees and the write-off of deferred financing charges.

Minority interest for the years ended December 31, 2006 and 2005 represents the unit holders’ interest in our operating partnership, which represents 9.7% and 11.3%, respectively, of our income or loss.

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

Expenses

Rental property operating and maintenance expenses increased $14.2 million, or 336%, to $18.4 million for the year ended December 31, 2005 compared to $4.2 million for the year ended December 31, 2004. The increase was primarily due to a $13.9 million increase from the Acquisition Properties and a $0.1 million increase primarily due to increased utility costs at the Foothills Mall.

Real estate taxes increased $5.2 million, or 416%, to $6.5 million for the year ended December 31, 2005 compared to $1.3 million for the year ended December 31, 2004. The increase was primarily due to a $5.2 million increase from the Acquisition Properties and $0.1 million increase primarily due to an increase in assessed value at the Foothills Mall.

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

General and administrative expenses increased $3.3 million, or 77%, to $7.5 million for the year ended December 31, 2005 compared to $4.2 million for the year ended December 31, 2004. The increase was primarily due to (i) additional costs associated with being a publicly traded REIT, including costs associated with Sarbanes-Oxley compliance, (ii) increase in personnel costs, and (iii) costs associated with increased overhead for both our company and predecessor related to a new office in Great Neck, New York and office expansion in Phoenix, Arizona.

Equity in (losses) earnings of unconsolidated real estate partnerships represents our share of the equity in the loss of the joint venture owning the Harrisburg Mall. The equity in loss of unconsolidated real estate partnerships totaled $454,000 for the year ended December 31, 2005 as compared to $437,000 of income for the year ended December 31, 2004. The 2005 loss at the Harrisburg Mall was primarily due to increased depreciation resulting from the 2004 capital renovations, increased interest expense due to increased loan balance and increased provision for bad debts.

Minority interest for the year ended December 31, 2005 is the unit holders in our operating partnership which represented a weighted average of 11.3% of our operations. The minority interest of our predecessor for the period through December 15, 2004 represents a 33.3% ownership interest in the Foothills Mall.

Cash Flows

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Cash and cash equivalents were $13.0 million and $14.3 million at December 31, 2006 and 2005, respectively.

Net cash provided by operating activities was $381,000 for the year ended December 31, 2006 as compared to net cash provided by operating activities of $11.6 million in 2005. The decrease in cash flow is primarily due to (i) a $7.5 million increase in cash paid for interest expense, (ii) an increase in general and administrative costs totaling $1.2 million, (iii) decreased cash operating income from the Stratford Square Mall totaling approximately $911,000, and (iv) decreased operating income totaling $4.6 million from the contribution of the Foothills Mall and Colonie Center Mall to unconsolidated joint ventures. These decreases in operating cash flow were partially offset by higher cash operating income totaling $9.3 million from the Acquisition Properties and a $840,000 increase in fee income from management, leasing and development services. The remaining increase is due to increases in operating assets during the year and fluctuations in the timing of payment of accounts payable and other liabilities.

Net cash used in investing activities was $14.4 million for the year ended December 31, 2006 as compared to $139.4 million for 2005. The decrease in cash used in investing activities was primarily the result of net cash received in 2006 totaling $80.3 million in connection with the partial sales of the Foothills and Colonie Center Malls. The 2006 decrease was partially offset by (i) $43.2 million for the acquisition of the Golden Triangle Mall and Stratford Square Mall anchor, (ii) a $28.4 million increase in capital expenditures primarily due to redevelopment work at the Colonie Center and Stratford Square Malls and (iii) investments in joint ventures totaling $13.9 million in 2006. The cash used in investing activities in 2005 included $133.0 million for the acquisitions of the Colonie Center, Tallahassee and Northgate Malls.

Net cash provided by financing activities totaled $12.7 million for year ended December 31, 2006 as compared to $126.5 million for 2005. In 2006, we received cash of $29.4 million from the sale of junior subordinated notes and used cash to pay dividends and distributions ($13.4 million), mortgage payments (net, $1.8 million) and financing charges ($1.6 million). In 2005, we received cash proceeds of (i) $125.8 million from our mortgages on Stratford Square and Colonie Center Malls, (ii) $17.0 million from the issuance of 1.6 million shares of common stock, net of offering costs and (iii) $3.6 million from the release of cash in escrow. These cash inflows were offset in part by dividend and distribution payments ($10.2 million), payments to affiliates ($7.9 million) and other payments ($1.8 million).

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

Net cash used in investing activities for the year ended December 31, 2005 increased to $139.4 million and was primarily the result of cash used for the acquisitions of the Colonie Center Mall, Tallahassee Mall and Northgate Mall totaling $133.0 million and a $1.5 million increase in restricted capital escrow accounts. This was partially offset by a $1.6 million distribution received from the Company’s Harrisburg joint venture in July 2005. Renovation and tenant improvement costs totaled $6.4 million for the year ended December 31, 2005 as compared to $8.6 million of renovation and tenant improvement costs during the year ended December 31, 2004.

Net cash provided by financing activities for the year ended December 31, 2005 totaled $126.5 million and was primarily the result of (i) gross proceeds from the issuance of 1.6 million shares of common stock totaling $20.8 million, (ii) $75.0 million proceeds from our mortgage on Stratford Square Mall, (iii) $50.7 million proceeds from our first mortgage on Colonie Center Mall and (iv) $3.6 million from the release of escrow funds related to financing activities. The increases were partially offset by (i) $8.0 million of payments to affiliates, (ii) $10.2 million paid for dividends and distributions, (iii) $1.1 million paid for deferred financing costs and (iv) $3.7 million paid for offering costs.

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $13.0 million in cash and cash equivalents on hand. In addition, net of an outstanding $10.25 million letter of credit, we had $14.3 million of availability under our line of credit secured by the Golden Triangle Mall. At December 31, 2006, our total consolidated indebtedness outstanding was approximately $230.9 million, or 56% of our total assets.

We intend to maintain a flexible financing position by maintaining a prudent level of leverage consistent with the level of debt typical in the mall industry. We intend to finance our acquisition, renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction including traditional floating rate construction financing. We expect that once we have completed the renovation and repositioning of a specific mall asset, we will replace construction financing with medium to long-term fixed rate financing.

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

Short-Term Liquidity Requirements

Our short-term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to our OP unit holders, funds for capital expenditures and funds for potential acquisitions. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2006, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $2.2 million to be incurred during 2007, which we intend to fund from existing cash and cash from operating activities. We believe that our secured line of credit, net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.

In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we expect to increase our expenditures for redevelopment and renovation of our properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of December 31, 2006, in connection with leases signed in 2006 and anticipated leases to be signed during 2007, our commitments for redevelopment and renovation costs are $33.6 million for the year ending December 31, 2007; however, we expect to spend $79.6 million in 2007 and a total of $33.5 million in 2008 and 2009. We believe that our current cash on hand, the capital transactions above and the additional corporate-level financing activity, property-level construction loans and secured line of credit will be adequate to fund operating and capital requirements.

In addition, as of December 31, 2006, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $254,000 to be incurred in 2007. The joint venture intends to fund these commitments from operating cash flow, cash on hand and state and local government grants. The joint venture has begun a second phase to the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $34.3 million. The joint venture incurred $3.2 million of renovation costs in 2006 and anticipates such costs to be $23.2 million during 2007 and $7.9 million during 2008. We anticipate funding the renovation with cash on hand, operating cash flows, additional borrowings and equity contributions from the partners; we are responsible for 25% of any necessary equity contributions.

As of December 31, 2006, the joint venture owning the Colonie Center Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $55.8 million, of which $49.8 million will be spent in 2007 and the remainder in 2008. The joint venture intends to fund these commitments from additional borrowing on an existing construction loan commitment, operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund 100% of any renovation hard cost overruns, as defined by the joint venture contribution agreement. Subsequent to the closing of the joint venture, we contributed additional equity totaling $16.7 million, most of which was used to fund such cost overruns, and have also issued a $10.25 million letter of credit against our unsecured line of credit that will remain outstanding until the project is complete. We do not expect additional significant equity contributions will be required in the short or long term. We have agreed to guarantee that certain property redevelopment project costs will not exceed $46 million. To the extent these costs exceed $46 million, our preferred equity contributions, and any funds drawn from our letter of credit, will be reclassified as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.

As of December 31, 2006, the joint venture owning the Foothills Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $4.1 million, of which $4.0 million will be incurred in 2007. The joint venture intends to fund these commitments from operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund any cost overruns up to $350,000 related to the construction of a 15,550 square-foot junior anchor tenant.

Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. The secured line of credit has been amended to allow for the issuance of letters of credit up to $13.0 million at 50 basis points over LIBOR. The secured line of credit contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios. The secured line of credit has one extension through April 2009. As of December 31, 2006, there was no outstanding balance on our secured line of credit. On April 20, 2007, we increased our current secured line of credit from $24.6 million to $30.0 million. The maturity date of the secured line of credit was extended from April 2008 to April 2009. The secured line of credit is recourse to us if the fixed charge ratio related to the Golden Triangle Mall is higher than 1.5.

Convertible Preferred Equity Financing

Effective April 10, 2007, we entered into an agreement to issue up to $50 million of convertible preferred stock through the private placement of 2 million shares of 6.85% Series A Cumulative Convertible Preferred Shares to Inland American Real Estate Trust, Inc., a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies. We issued $15 million in preferred stock on April 30, 2007. We are required to issue a total of $50 million by the end of the 12-month period following the close of this transaction.

We intend to utilize the net proceeds from the offering to provide capital for the short-term and long-term redevelopment of our malls, to repay borrowings under our secured line of credit and for general corporate purposes.

$25 Million Credit Facility

On April 16, 2007, we announced the execution of a promissory note (the “Note”) providing for loans aggregating up to $25 million from Kimco Capital Corp. (“Kimco”). Loan draws under the Note are optional and will bear interest at the rate of 7.0% per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain performance criteria. We may prepay the outstanding principal amount under the Note in whole or in part at any time. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500,000, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250,000 in additional interest.

We intend to utilize the net proceeds from the Note to provide capital for the redevelopment of our malls, to repay borrowings under our secured line of credit and for general corporate purposes. To date, we have no borrowings under the Note.

$104.5 Million Stratford Square Refinancing

On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75 million of the loan proceeds were used to retire Stratford Square’s outstanding $75.0 million first mortgage. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project.

Also, see “Long-Term Liquidity Requirements — Mortgage Loans” for additional discussions on potential early refinancing activity.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary for the renovation and repositioning of our properties, nonrecurring capital expenditures and payment of indebtedness at maturity. We expect to meet our other long-term liquidity requirements through our recent financing 2007 activity noted above, secured line of credit, net cash from operations, existing cash, additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities and additional property-level joint ventures.

In the future, we may seek to increase the amount of our mortgages, negotiate credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.

While our charter does not limit the amount of debt we can incur, we intend to preserve a flexible financing position by maintaining a prudent level of leverage. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate and in making financial decisions. We intend to finance our renovation and repositioning projects with the most advantageous source of capital available to us at the time of the transaction, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace construction financing with medium to long-term fixed rate financing. In addition, we may also finance our activities through any combination of sales of common or preferred shares or debt securities and/or additional secured or unsecured borrowings.

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

Contractual Obligations

The following table summarizes our contractual payment obligations due to third parties as of December 31, 2006 (in thousands):

		Our Share of		Our Share of
		Capital Expenditure		Long-Term
	Consolidated	Commitments in	Consolidated	Debt in
	Capital Expenditure	Unconsolidated	Long-Term	Unconsolidated	Operating and
Year	Commitments	Joint Ventures	Debt(1)	Joint Ventures(1)	Ground Leases	Total

2007	$35,800	$18,124	$17,533	$3,252	$605	$75,314
2008	—	1,483	88,782	27,550	578	118,393
2009	—	—	53,254	1,517	510	55,281
2010	—	—	9,313	1,517	429	11,259
2011	—	—	10,676	1,640	331	12,647
2012 and thereafter	—	—	167,433	31,650	23,571	222,654

Total	$35,800	$19,607	$346,991	$67,126	$26,024	$495,548

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

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

Stratford Square Mall

In January 2005, we completed a $75.0 million, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bore interest at a rate of LIBOR plus 125 basis points. On May 8, 2007, we refinanced this loan with a $104.5 million first mortgage loan as discussed above.

Colonie Center Mall Joint Venture

In connection with the recapitalization of the Colonie Center Mall, the joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum capacity of $109.8 million and repaid the existing $50.8 million mortgage loan on the property. On February 13, 2007, the joint venture borrowed $50.1 million under the Loan and on February 27, 2007, the Loan was increased by $6.5 million to $116.3 million. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the joint venture entered into a two-year interest rate protection agreement fixing the initial $50.8 million of the Loan at an all-in interest rate of 6.84%. The Loan is an interest-only loan.

We have agreed to guarantee that certain property redevelopment project costs will not exceed $46 million. If required, we will fund these additional costs as subordinated capital contributions.

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

Harrisburg Mall Joint Venture

The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from our predecessor and its joint venture partner. The construction loan was amended in October 2004 to increase the lender’s commitment to $46.9 million and bore interest at LIBOR plus 2.50% per annum. During July 2005, the loan was amended again and increased to a maximum commitment of $50.0 million with no principal payments until the maturity date, which was extended to March 2008. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, our operating partnership increased the borrowings to $49.8 million and distributed $6.5 million to its partners on a pro rata basis, of which our Company received $1.6 million. The effective rates on the loan at December 31, 2006 and 2005 were 6.975% and 5.99%, respectively.

Under certain circumstances our operating partnership may extend the maturity of the loan for three, one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63% and we are liable for $1.9 million, or 37%.

The balance outstanding under the loan was $49.8 million, as of December 31, 2006. We are in negotiations with a lender to refinance the loan and anticipate that this will be completed in the third quarter of 2007. See “Short-Term Liquidity Requirements.”

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

Tax Indemnifications

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by our Company, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year-ends thereafter.

We have also agreed to maintain approximately $10.0 million of indebtedness and to offer the contributors the option to guarantee $10.0 million of our operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions.

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

Funds From Operations for the periods are as follows (in thousands):

			For the Period
			December 16,
	Year Ended		2004 to
	December 31,		December 31,
	2006	2005	2004

Net income (loss)	$20,181	$(2,633)	$(1,249)
Add:
Depreciation and amortization (excluding depreciation of non-real estate furniture and fixtures)	17,114	13,136	201
FFO contribution from unconsolidated joint ventures	1,377	729	76
Less:
Minority interest	2,469	(332)	(184)
Gain on partial sale of property	(29,397)	—	—

Funds From Operations available to common stockholders and OP Unit holders	$11,744	$10,900	$(1,156)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed Rate Debt

We had approximately $230.9 million of outstanding indebtedness as of December 31, 2006, including the Notes described below, of which $155.9 million bears interest at fixed rates ranging from 5.15% to 8.70% and $75.0 million which bears interest on a floating rate basis of LIBOR plus 1.25%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.3 million, as the case may be.

We currently have two $75 million swap contracts that run consecutively through January 2011; a 100 basis point increase in interest rates would increase the fair value of these swaps by approximately $2.6 million and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $2.7 million.

We currently have $29.4 million in aggregate principal amount of fixed/floating rate junior subordinated debt obligation (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

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

FELDMAN MALL PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENTS

Feldman Mall Properties, Inc. and Subsidiaries and Feldman Equities of Arizona, LLC and Subsidiaries (“Predecessor”)

Page

Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2006 and 2005	72
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, the period December 16, 2004 to December 31, 2004 and the period January 1, 2004 to December 15, 2004	73
Consolidated Statements of Stockholders’/Owners’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2006 and 2005, the period December 16, 2004 to December 31, 2004 and the period January 1, 2004 to December 15, 2004	74
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	75
Notes to Consolidated Financial Statements	77

Feldman Lubert Adler Harrisburg LP:
Independent Auditors’ Report	106
Balance Sheets as of December 31, 2006 (unaudited) and 2005	107
Statements of Operations for the years ended December 31, 2006 (unaudited), 2005 and 2004	108
Statements of Partners’ Capital for the years ended December 31, 2006 (unaudited), 2005 and 2004	109
Statements of Cash Flows for the years ended December 31, 2006 (unaudited), 2005 and 2004	110
Notes to Financial Statements	111

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Feldman Mall Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Feldman Mall Properties, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and stockholders’ equity (deficit) and comprehensive income (loss) of the Company for the years ended December 31, 2006 and 2005 and the period from December 16, 2004 (commencement of operations) to December 31, 2004, the related consolidated statements of operations and owners’ equity (deficit) of Feldman Equities of Arizona, LLC and subsidiaries (the Predecessor) for the period from January 1, 2004 to December 15, 2004, the related consolidated statements of cash flows of the Company for the years ended December 31, 2006 and 2005, and the related consolidated statement of cash flows of the Company and the Predecessor for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Feldman Mall Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations for the years then ended and for the period from December 16, 2004 to December 31, 2004, and the results of operations of the Predecessor for the period from January 1, 2004 to December 15, 2004, the cash flows of the Company for the years ended December 31, 2006 and 2005, and the cash flows of the Company and the Predecessor for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Feldman Mall Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

New York, New York
June 14, 2007

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2006	2005

ASSETS:
Investments in real estate, net	$318,440	$396,108
Investments in unconsolidated real estate partnerships	32,833	3,153
Cash and cash equivalents	13,036	14,331
Restricted cash	8,159	7,707
Rents, deferred rents and other receivables, net	5,718	5,763
Acquired below-market ground lease, net	7,674	7,811
Acquired lease rights, net	9,262	14,205
Acquired in-place lease values, net	10,049	19,098
Deferred charges, net	3,284	2,843
Other assets, net	5,396	4,466

Total Assets	$413,851	$475,485

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage loans payable	$211,451	$318,489
Junior subordinated debt obligations	29,380	—
Due to affiliates	3,891	5,303
Accounts payable, accrued expenses and other liabilities	25,832	19,672
Dividends and distributions payable	3,315	3,331
Acquired lease obligations, net	6,823	11,612
Deferred gain on partial sale of real estate	3,515	—
Negative carrying value of investment in unconsolidated partnership	4,450	—

Total liabilities	288,657	358,407
Minority interest	11,649	12,117
Commitments and contingencies (note 14)
Stockholders’ Equity
Common stock, $0.01 par value, 200,000,000 shares authorized 13,155,062 and 13,050,370 issued and outstanding at December 31, 2006 and 2005, respectively	132	131
Additional paid-in capital	120,163	119,643
Distributions in excess of earnings	(7,637)	(15,912)
Accumulated other comprehensive income	887	1,099

Total stockholders’ equity	113,545	104,961

Total Liabilities and Stockholders’ Equity	$413,851	$475,485

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Company			The Predecessor
			Period from	Period from
			December 16,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	December 15,
	2006	2005	2004	2004

Revenue:
Rental	$41,104	$35,729	$327	$6,340
Tenant reimbursements	19,867	17,634	193	4,124
Management, leasing and development services	1,310	470	58	917
Interest and other income	3,024	1,362	52	250

Total revenue	65,305	55,195	630	11,631

Expenses:
Rental property operating and maintenance	21,014	18,383	329	3,886
Real estate taxes	7,645	6,520	45	1,218
Interest (including amortization of deferred financing costs)	16,435	11,909	443	4,007
Loss on early extinguishment of debt	357	—	300	—
Depreciation and amortization	17,394	13,383	211	1,462
General and administrative	8,657	7,511	747	3,498

Total expenses	71,502	57,706	2,075	14,071

Loss from operations	(6,197)	(2,511)	(1,445)	(2,440)
Equity in (losses) earnings of unconsolidated real estate partnerships	(550)	(454)	12	425
Gain on partial sale of real estate	29,397	—	—	—

Income (loss) before minority interest	22,650	(2,965)	(1,433)	(2,015)
Minority interest	(2,469)	332	184	(233)

Net income (loss)	$20,181	$(2,633)	$(1,249)	$(2,248)

Basic earnings (loss) per share	$1.58	$(0.21)	$(0.12)	N/A
Diluted earnings (loss) per share	$1.54	$(0.21)	$(0.12)	N/A
Weighted average common shares outstanding:
Basic	12,808	12,363	10,790	N/A
Diluted	14,666	12,363	10,790	N/A

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

						Accumulated
	Number of			Distributions	Owners’	Other		Comprehensive
	Common	Common	Additional Paid-In	in Excess	Equity	Comprehensive		Income
	Shares	Stock	Capital	of Earnings	(Deficit)	Income	Total	(Loss)

The Predecessor
Balance at December 31, 2003	—	—	—	—	$91	—	$91	—
Distribution — paid	—	—	—	—	(451)	—	(451)	—
Distribution — accrued	—	—	—	—	(4,000)	—	(4,000)	—
Contribution	—	—	—	—	100	—	100	—
Adjustment for the fair value of ownership interests issued	—	—	—	—	1,980	—	1,980	—
Net loss	—	—	—	—	(2,248)	—	(2,248)	—

Balance at December 15, 2004	—	—	—	—	(4,528)	—	(4,528)	—
The Company
Reclassify predecessor owners’ deficit	—	—	$(4,528)	—	4,528	—	—	—
Net proceeds from sale of initial public offering common stock	10,666,667	$107	128,923	—	—	—	129,030	—
Costs associated with initial public offering	—	—	(4,488)	—	—	—	(4,488)	—
Contribution of the net assets of the predecessor in exchange for fully vested common stock	123,228	1	1,601	—	—	—	1,602	—
Record net obligations due to predecessor	—	—	(11,690)	—	—	—	(11,690)	—
Record minority interest for former owners’ continuing interest	—	—	(14,146)	—	—	—	(14,146)	—
Net loss	—	—	—	$(1,249)	—	—	(1,249)	—

Balance at December 31, 2004	10,789,895	108	95,672	(1,249)	—	—	94,531	—
Proceeds from offering of common stock	1,600,000	16	20,784	—	—	—	20,800	—
Common stock issued to independent directors	6,000	—	77	—	—	—	77	—
Costs associated with offering	—	—	(1,543)	—	—	—	(1,543)	—
Net loss	—	—	—	(2,633)	—	—	(2,633)	$(2,633)
Unrealized gain on derivative instruments, net of $58 recorded as interest expense	—	—	—	—	—	$1,099	1,099	1,099
Deferred compensation plan and stock awards	285,100	3	(3)	—	—	—	—	—
Unregistered common stock issuance	369,375	4	4,207	—	—	—	4,211	—
Share-based compensation expense	—	—	449	—	—	—	449	—
Dividends(1)	—	—	—	(12,030)	—	—	(12,030)	—

Balance at December 31, 2005	13,050,370	131	119,643	(15,912)	—	1,099	104,961	$(1,534)

Net income	—	—	—	20,181	—	—	20,181	20,181
Common stock issued to outside directors	3,000	—	35	—	—	—	35	—
Repurchase of OP Units in excess of book value	—	—	(216)	—	—	—	(216)	—
Unrealized loss on derivative instruments, net of $11 recorded in interest expense	—	—	—	—	—	(212)	(212)	(212)
Deferred compensation plan and stock awards	101,692	1	—	—	—	—	1	—
Share-based compensation expense	—	—	701	—	—	—	701	—
Dividends on forfeited nonvested stock	—	—	—	32	—	—	32	—
Dividends(2)	—	—	—	(11,938)	—	—	(11,938)	—

Balance at December 31, 2006	13,155,062	$132	$120,163	$(7,637)	$—	$887	$113,545	$19,969

(1)	Declared $0.9496 per common share of which $0.4241 per common share represented a return of capital for federal income tax purposes.

(2)	Declared $0.9100 per common share, all of which represented a return of capital for federal income tax purposes.

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			The Company and
			Predecessor
	The Company		Year Ended
	Year Ended December 31,		December 31,
	2006	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$20,181	$(2,633)	$(3,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on partial sale of real estate	(29,397)	—	—
Loss on early extinguishment of debt	357	—	—
Depreciation and amortization	17,394	13,383	1,673
Amortization of deferred financing costs	858	628	458
Provision for doubtful accounts receivable	843	584	128
Amortization of ground rent	358	68	—
Noncash stock compensation	701	526	1,980
Minority interest	2,469	(332)	49
Interest expense (accretion) amortization, net	(3,243)	(1,377)	—
Equity in losses (earnings) of unconsolidated real estate partnerships	550	454	(437)
Deferred tax benefit	(190)	—	—
Other noncash income	(1,375)	—	—
Net change in revenue related to acquired lease rights/obligations	(240)	(734)	142
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(2,883)	(4,508)	(809)
Restricted cash related to operating activities	(335)	(1,607)	(142)
Other deferred charges	(1,394)	(3,416)	(257)
Other assets, net	(3,130)	371	(324)
Accounts payable, accrued expenses and other liabilities	(1,143)	10,198	1,981

Net cash provided by operating activities	381	11,605	945

Cash Flows From Investing Activities:
Proceeds from partial sales of real estate, net	80,319	—	—
Distribution from (investment in) unconsolidated real estate partnerships	(13,894)	1,625	(905)
Real estate acquisition deposit	—	—	(1,000)
Expenditures for real estate improvements	(34,934)	(6,584)	(8,625)
Real estate acquisitions, net of assumed liabilities	(43,235)	(132,971)	(91,183)
Acquisition of minority interest	(1,570)	—	(4,500)
Other	(880)	—	—
Change in restricted cash relating to investing activities	(178)	(1,471)	3,683

Net cash used in investing activities	(14,372)	(139,401)	(102,530)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	29,380	—	—
Proceeds from lines of credit	28,600	—	5,922
Repayment of lines of credit	(28,600)	—	(6,000)
Proceeds from equity offering (net of underwriters’ fees)	—	20,800	129,030
Payment of offering costs	—	(3,754)	(2,277)
Proceeds from mortgages and notes payable	10,000	125,766	—
Repayment of mortgages and notes payable	(11,781)	(624)	(6,450)
Increase in due to affiliates	—	102	603
Payments to affiliates	—	(7,996)	(7,700)
Change in restricted cash relating to financing activities	31	3,626	(13)
Payment of deferred financing costs	(1,571)	(1,129)	—
Capital contributions	—	—	551
Unrealized loss on derivative	—	(59)	—
Distributions and dividends	(13,363)	(10,212)	—
Distributions to members of Predecessor	—	—	(451)

Net cash provided by financing activities	12,696	126,520	113,215

Net change in cash and cash equivalents	(1,295)	(1,276)	11,630
Cash and cash equivalents, beginning of year	14,331	15,607	3,977

Cash and cash equivalents, end of year	$13,036	$14,331	$15,607

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			The Company and
			Predecessor
	The Company		Year Ended
	Year Ended December 31,		December 31,
	2006	2005	2004

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$19,755	$12,253	$3,602
Supplemental disclosures of noncash investing and financing activities:
Accrued renovation costs	$7,576	—	—
Accrued additional purchase consideration	2,051	—	—
Unpaid initial public offering costs	—	—	2,211
Issuance of common stock to predecessor	—	—	1,602
Record obligations due predecessor owners	—	—	15,690
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	216	—	14,170
Reclassification of owners’ deficit to additional paid in capital	—	—	4,528
Assets acquired in connection with real estate acquisition	19	4,338	—
Liabilities assumed in connection with real estate acquisition	3,699	128,976	2,182
Unrealized (loss) gain on derivative instruments	(212)	1,157	—
Dividends and distributions payable	3,315	3,331	—
Issuance of common stock relating to lease buyout	—	4,211	—
Contribution of property to joint ventures:
Investments in real estate, net	$134,240	—	—
Other assets	13,722	—	—
Mortgage loans	(105,516)	—	—
Liabilities	(4,370)	—	—

Net assets	$38,076	—	—

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Dollar Amounts in Thousands, Except Share and Per Share Data)

1.	Organization and Description of Business

Feldman Equities of Arizona, LLC (our “predecessor”) was organized under the laws of the State of Arizona and commenced operations on April 1, 2002. Feldman Mall Properties, Inc. (“FMP,” the “Company,” “we,” “our,” or “us”) its affiliates and subsidiaries are principally engaged in the acquisition and management of retail malls. Tenants include national and regional retail chains as well as local retailers.

We are a real estate investment trust, or REIT, incorporated in Maryland on July 14, 2004. We closed our initial offering of common stock on December 16, 2004 (our “offering”). Our wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in and collectively own 90.3% of, Feldman Equities Operating Partnership, LP (the “operating partnership”). We have, through such subsidiaries, control over major decisions of the operating partnership, including decisions related to sale or refinancing of the properties. FMP, the operating partnership and Feldman Equities Management, Inc. (the “service company”) were formed to continue to operate and expand the business of the predecessor. We consolidate the assets and liabilities of the operating partnership. Until the completion of the offering, FMP, the operating partnership and the service company had no operations.

In a series of transactions culminating with the closing of our offering, we, our operating partnership and the service company, together with the partners and members of the affiliated partnerships and limited liability companies affiliated with the predecessor and other parties that hold direct or indirect ownership interests in the properties (collectively, the “participants”), engaged in certain formation transactions (the “formation transactions”). The formation transactions were designed to (i) continue the operations of our predecessor, (ii) enable us to raise the necessary capital to acquire interests in certain of the properties, repay mortgage debt relating thereto and pay other indebtedness, (iii) fund costs, capital expenditures and working capital, (iv) provide a vehicle for future acquisitions, (v) enable us to qualify as a REIT and (vi) preserve tax advantages for certain participants.

Pursuant to contribution agreements among the owners of the predecessor and the operating partnership, which were executed on August 13, 2004, our operating partnership received a contribution of interests in the predecessor, which included the property management, leasing and real estate development operations in exchange for limited partnership interests in our operating partnership.

As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor in exchange for units of limited partnership interests in our operating partnership (“units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. As of December 31, 2006, these contributors owned 9.7% of our operating partnership as limited partners.

As of December 31, 2006, we owned four real estate properties and had minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania, the Foothills Mall in Tucson, Arizona and the Colonie Center Mall in Albany, New York.

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
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Principles of Consolidation and Equity Method of Accounting

The accompanying consolidated financial statements of our Company and our predecessor include the accounts of their wholly owned subsidiaries and all entities in which they have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

The contribution of our predecessor to our operating partnership in our formation transactions in exchange for OP units has been accounted for as a reorganization of entities under common control. Accordingly, the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. The minority interest in one of our predecessor’s subsidiaries was acquired for cash and has been accounted for as a purchase, with the excess of the purchase price over the related historical cost basis of the minority interest being allocated to the assets acquired and the liabilities assumed.

We evaluate our investments in partially owned entities in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially owned entity is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary” as defined in FIN 46R, we account for such investments as a consolidated subsidiary. We have determined that Feldman Lubert Adler Harrisburg, L.P., FMP Kimco Foothills Member LLC and FMP191 Colonie Center LLC are not VIE’s.

We evaluate the consolidation of entities in which we are a general partner in accordance with EITF Issue 04-05, which provides guidance in determining whether a general partner should consolidate a limited partnership or a limited liability company with characteristics of a partnership. EITF 04-05 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. Based on this criterion, we do not consolidate our investments in Feldman Lubert Adler Harrisburg, L.P., FMP Kimco Foothills Member LLC and FMP191 Colonie Center LLC. We account for these investments under the equity method of accounting. These investments are recorded initially at cost and thereafter the carrying amount is increased by our share of comprehensive income and any additional capital contributions and decreased by our share of comprehensive loss and any capital distributions.

The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of the respective operating/partnership agreements. In the case of FMP Kimco Foothills Member LLC, the joint venture that owns the Foothills Mall (the “Foothills JV”), we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, if and when the Foothills JV reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended.

For a joint venture investment that is not a VIE or in which we are not the general partner, we consider the accounting set forth in AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05. In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and we do not exercise direct or indirect control.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

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

We have identified certain critical accounting policies that require significant judgments and estimates used in the preparation of the consolidated financial statements. On an ongoing basis, we evaluate estimates related to critical accounting policies, including those related to revenue recognition, the allowance for doubtful accounts receivable, investments in real estate and asset impairment. The estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.

We make estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income (loss) because a higher bad debt allowance would result in lower net income.

We are required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to investments in real estate. These assessments have a direct impact on net income (loss) because if we were to shorten the expected useful lives of its investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate, including real estate held by any unconsolidated real estate entities accounted for using

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

the equity method. These assessments have a direct impact on our net income (loss) because recording an impairment loss results in an immediate negative adjustment to income.

We are required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to real estate acquired. These assessments have a direct impact on our net income (loss) subsequent to the acquisitions as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes escrowed funds and other restricted deposits in conjunction with our loan agreements and cash restricted for property level marketing funds.

Revenue Recognition and Tenant Receivables

Base rental revenue from rental retail property is recognized on a straight-line basis over the noncancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of December 31, 2006 and 2005, approximately $891 and $1,849, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying consolidated financial statements. “Percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants.

As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements; however, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants. We and the predecessor recorded $390, $257 and $125 of lease termination fees during the years ended December 31, 2006, 2005 and 2004.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Our other sources of revenue come from providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of cash receipts from managed properties and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized in installments as follows: one-third upon lease execution, one-third upon delivery of the premises and one-third upon the commencement of rent. Development fees are earned and recognized over the time period of the development activity. These activities are referred to as “management, leasing and development services” in the consolidated statements of operations.

We provide an allowance for doubtful accounts receivable against the portion of tenant receivables that is estimated to be uncollectible. Management reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,088 and $998 at December 31, 2006 and 2005, respectively.

Activity in the allowance for doubtful accounts follows:

Balance at December 31, 2003	$286
Provision	128

Balance at December 31, 2004	414
Provision	584

Balance at December 31, 2005	998
Provision	843
Write-offs	(188)
Recoveries	187
Contributions of properties to joint ventures	(752)

Balance at December 31, 2006	$1,088

Deferred Charges

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of our employees provide leasing services to the properties. It’s our policy to capitalize employee compensation directly allocable to these leasing services. A portion of their compensation, approximating $929 and $471 for the years ended December 31, 2006 and 2005, respectively, was capitalized and is being amortized over the corresponding lease terms. The related amortization expense for the years ended December 31, 2006 and 2005 was $69 and $14, respectively. We did not capitalize any such costs prior to 2005.

Our early extinguishments of debt (described in note 6) resulted from fees and write-offs of unamortized deferred financing costs totaling $357 for the year ended December 31, 2006 and $300 for the period December 16, 2004 to December 31, 2004.

Issuance Costs

Costs that represent expenditures related to the issuance of common stock, including underwriting commissions and public offering costs, were charged to equity upon completion of the issuance and are recorded as a reduction to additional paid-in capital.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Investments in Real Estate and Depreciation

Investments in real estate are stated at historical cost, less accumulated depreciation. The building and improvements thereon are depreciated on the straight-line basis over their estimated useful lives ranging from three to thirty-nine years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on a straight-line basis over the estimated useful lives of three to seven years.

For redevelopment of existing operating properties, the net carrying value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs do not exceed the estimated fair value of the redeveloped property when complete. Real estate taxes and insurance costs incurred during construction periods are capitalized and amortized on the same basis as the related assets. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives consistent with constructed assets. We capitalized the following costs:

	Year Ended December 31,
	2006	2005	2004

Interest	$727	$34	$132
Real estate taxes	445	37	—
Insurance	46	—	—

Total	$1,218	$71	$132

Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, approximately $378 and $56 for the years ended December 31, 2006 and 2005, respectively, has been capitalized to these construction projects and will be amortized over the estimated useful lives of these redevelopment projects. We did not capitalize any such costs in 2004.

Predevelopment costs, which generally include legal and professional fees and other third-party costs related directly to the redevelopment of a property, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Accumulated depreciation was $14,964 and $12,421 at December 31, 2006 and 2005, respectively.

Conditional Asset Retirement Obligations

We own certain properties that contain environmental conditions that could require us to perform future remediation. Although we may have a legal obligation to remediate environmental conditions contained in any of our investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, we do not believe that the current estimation of that liability and the related asset and cumulative catch-up of any accretion or depreciation, is material to our consolidated financial statements. There is currently no obligation to perform any amount of such work that is material to the consolidated financial statements in conjunction with any current renovation or construction project. Accordingly, these amounts are not material to our consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We believe no impairment in the net carrying values of the investments in real estate and investment in unconsolidated real estate partnerships has occurred.

Derivative Instruments

In the normal course of business, we use derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with forecasted cash flows. In those cases, hedge effectiveness criteria also require that it be probable that the underlying forecasted cash flows will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following risk management policies and procedures including the use of derivatives. To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change. Changes in the fair value of our derivative instruments may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables, but will have no effect on cash flows.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

We allocate the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of SFAS No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant and the “as-if-vacant” value is then allocated to land, building and related improvements based on management’s determination of the relative fair values of these assets. We have determined

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. Since June 2005, we determine the as-if-vacant value by using a replacement cost method, adjusted by both physical condition and possible obsolescence of the property acquired. Under this method, we obtain valuations from a qualified third party utilizing relevant third-party property condition and Phase I environmental reports. We believe the replacement cost method closely approximates our previous methodology and is a better determination of the as-if-vacant fair value.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The capitalized above-market lease values (included in acquired lease rights in the accompanying consolidated balance sheets) are amortized as a reduction of rental income over the remaining noncancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate/bargain renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, which is determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by us because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining noncancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Other acquired intangible assets and liabilities include above-market fixed rate mortgage debt and a below-market ground lease. Above-market debt is measured by adjusting the existing fixed rate mortgage to market fixed rate debt and amortizing the acquired liability over the weighted-average term of the acquired mortgage using the interest method. The liability is being amortized as a reduction to our interest expense. The below-market ground lease asset is being amortized over the estimated length of the ground lease as an increase to ground rent expense.

Purchase accounting was applied to the assets and liabilities related to the real estate properties we acquired after our offering. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships, if any, based in each case on their fair values.

Accumulated amortization for acquired lease rights was $3,486 and $3,248 at December 31, 2006 and 2005, respectively. Accumulated amortization for in-place lease values was $5,474 and $4,644 at December 31, 2006 and 2005, respectively. Accumulated amortization of acquired lease obligations was $3,464 and $3,988 at December 31, 2006 and 2005, respectively.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

The following are the amounts assigned to each major asset and liability caption at the acquisition date:

						Golden
	Northgate(1)	Tallahassee(2)		Colonie(B)	Stratford(3)	Triangle(4)

Land	$11,120	$—	(A)	$9,045	$11,528	$9,198
Building and improvements	98,223	64,775		71,507	74,547	30,473
Below-market ground lease	—	7,879		—	—	—
Acquired lease rights	7,839	1,215		3,687	3,380	992
In-place lease values	2,701	4,358		2,845	7,262	791
Acquired lease obligations	(1,306)	(10,109)		(3,439)	(3,352)	(1,254)
Assumed above-market mortgages	(8,243)	(6,533)		—	—	—

Total purchase price	$110,334	$61,585		$83,645	$93,365	$40,200

(A)	— The Tallahassee Mall is subject to an operating ground lease.

(B)	— Acquired February 2005; the property was subsequently contributed to a joint venture in September 2006.

(1)	The Northgate Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2006 are 3.8 years, 2.0 years and 3.6 years, respectively.

(2)	The Tallahassee Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2006 are 2.8 years, 5.4 years and 2.8 years, respectively.

(3)	The Stratford Square Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2006 are 3.5 years, 3.4 years and 3.3 years, respectively.

(4)	The Golden Triangle Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2006 are 3.3 years, 4.0 years and 5.3 years, respectively. At December 31, 2006, we accrued $2,050 of additional in-place lease value in accordance with an earn-out provision in the purchase agreement.

Income Taxes

We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust, or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, (the “Code”) as amended. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders. However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected that our management company subsidiary and certain corporations that held small interests in the Foothills Mall be treated as a “taxable REIT subsidiary” or TRS. In general, a TRS may perform noncustomary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’ are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. As of December 31, 2006, we had net operating losses of approximately $500 which, based on our historical and projected TRS income, we expect to fully utilize in fiscal 2007. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The net income tax benefit related to our TRS’ is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Income tax (expense) benefit:
Current — state	$(25)	$—	$—
Deferred — federal	170	—	—
Deferred — state	20	—	—

Income tax benefit, net	$165	$—	$—

The net income tax benefit is included as a reduction to general and administrative expenses in our consolidated statement of operations.

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

The predecessor and its subsidiaries were limited liability partnerships or limited liability companies. As such, no federal or state income tax expense was recorded as items of income or expense by the predecessor as these amounts were recorded on the members’/partners’ individual tax returns.

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
(Dollar Amounts in Thousands, Except Share and Per Share Data)

such exercise or conversion would result in a lower EPS or greater loss per share amount. The following is the computation of our basic and diluted shares for the following periods:

			December 15,
			2004
			through
	Years Ended		December 31,
	December 31,		2004
	2006	2005	2004

Net income (loss) attributable to common stockholders — basic	$20,181	$(2,633)	$(1,249)
Add back minority interest	2,469	—	—

Net income (loss) attributable to common stockholders — diluted	$22,650	$(2,633)	$(1,249)

Basic weighted average common shares	12,808,061	12,363,488	10,789,895
Plus: weighted average unvested restricted shares	293,416	—	—
Plus: weighted average OP units	1,564,555	—	—

Diluted weighted average common shares	14,666,032	12,363,488	10,789,895

Basic earnings (loss) per share	$1.58	$(0.21)	$(0.12)
Diluted earnings (loss) per share	1.54	(0.21)	(0.12)

Our computation of net loss per share excludes unvested restricted stock issued to certain employees totaling 285,100 in 2005 and OP units in the amount of 1,593,464 in 2005 and the period from December 15, 2004 to December 31, 2004 because these securities are antidilutive.

Segment Information

Our Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and has one reportable segment, which is retail mall real estate.

Recent Accounting Pronouncements

In April 2006, the FASB issued a FASB Staff Position, or FSP, which addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether the entity is a variable interest entity, or VIE, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. We will be considering the factors discussed in this FSP when assessing our joint ventures in accordance with FIN 46R.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect that the impact of adopting this Interpretation will have a material impact on our consolidated balance sheet or statement of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of this standard had no effect on our consolidated financial statements.

Share-Based Deferred Compensation

We have a deferred compensation plan under which we are authorized to issue up to 469,221 shares of common stock to employees. As of December 31, 2006, we had granted 386,792 shares of restricted common stock, net of forfeitures, which vest annually over periods ranging from two to five years. Prior to 2005, we accounted for restricted stock awards under the recognition and measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which required that compensation cost relating to share based payment transactions be recorded in the financial statements. In 2005, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 using the modified-prospective method. The adoption of SFAS No. 123(R) did not have a material effect on our consolidated financial statements.

Restricted stock awards entitle the holder to shares of common stock as the award vests. We measure the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.

The following describes the shares of unvested common stock for the years ended December 31, 2006 and 2005:

	Number of Unvested Shares		Weighted Average Share Price
	2006	2005	2006	2005

Beginning balance	285,100	—	$11.23	—
Shares granted	135,530	300,716	11.47	$11.30
Shares vested	(60,718)	—	11.31	—
Shares forfeited	(33,838)	(15,616)	(11.73)	(12.37)

Ending balance	326,074	285,100	11.28	11.23

Share-based compensation expense included in net income (loss) for the years ended December 31, 2006 and 2005 was $484 and $449, respectively. Gross share-based compensation was $701 and $449 for the years ended December 31, 2006 and 2005, respectively. It’s our policy to capitalize employee compensation, including share-

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

based compensation, allocated to construction and leasing services, of which $217 and zero were capitalized for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, there was $3,212 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the plan, which are expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares that vested during 2006 was $687.

We have adjusted the presentation of stockholders’ equity at December 31, 2005 to reflect the accounting for the awards of unvested shares to employees in accordance with SFAS No. 123(R). The effect of the adjustment is to eliminate the unamortized deferred stock compensation, with a corresponding reduction to additional paid-in capital, in the amount of $2,756 as of December 31, 2005. This adjustment had no net effect on total stockholders’ equity.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

3.	Intangible Assets and Liabilities

At December 31, 2006 and 2005, intangible assets and liabilities were as follows:

		Acquired	Acquired
	Acquired	In-Place	Lease
	Lease Rights	Lease Values	Obligations

Balance at December 31, 2004	$4,712	$11,820	$(5,323)
Acquisition of Colonie Center Mall	3,687	2,845	(3,439)
Colonie Center Mall earnout payments	—	2,384	—
Acquisition of Tallahassee Mall	1,215	4,358	(10,109)
Tallahassee Mall acquisition of long-term lease	—	(366)	4,577
Acquisition of Northgate Mall	7,839	2,701	(1,306)

Balance at December 31, 2005	17,453	23,742	(15,600)
Acquisition of Golden Triangle Mall(1)	992	2,841	(1,254)
Contribution of Foothills Mall to unconsolidated joint venture	(1,332)	(4,558)	1,971
Contribution of Colonie Center Mall to unconsolidated joint venture	(3,739)	(5,350)	3,613
Purchase and other adjustments	55	327	(174)
Lease expirations and terminations	(681)	(1,479)	1,157

Balance at December 31, 2006	$12,748	$15,523	$(10,287)

(1)	Includes $2,050 of additional consideration accrued at December 31, 2006 in accordance with an earn-out provision in the purchase agreement.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

		Acquired	Acquired
	Acquired	In-Place	Lease
	Lease Rights	Lease Values	Obligations

Accumulated Amortization

Balance at December 31, 2004	$(545)	$(316)	$586
Amortization during the year	(2,703)	(4,328)	3,402

Balance at December 31, 2005	(3,248)	(4,644)	3,988
Contribution of Foothills Mall to joint venture	801	1,352	(903)
Contribution of Colonie Center Mall to joint venture	1,209	874	(1,574)
Lease expirations and terminations	681	1,479	(1,157)
Other adjustments	18	—	(77)
Amortization during the year	(2,947)	(4,535)	3,187

Balance at December 31, 2006	$(3,486)	$(5,474)	$3,464

Amortization expense of in-place lease value is expected to be $2,553, $1,909, $1,470, $1,246 and $843 over each of the next five years through December 31, 2011.

4.	Real Estate

The following is information related to our investments in real estate as of December 31, 2006:

	Golden		Tallahassee		Stratford
	Triangle	Northgate Mall	Mall		Square

Initial cost of the acquired or purchased property:
Land	$9,198	$11,120	—	(A)	$11,528
Buildings and improvements	30,473	98,223	$64,775		74,547
Cost capitalized subsequent to acquisition:
Improvements	167	7,954	2,355		16,673
Land and building purchased	—	—	—		6,391
Total costs:
Land	9,198	11,120	—		14,291
Buildings and improvements	30,640	106,177	67,130		94,848
Accumulated depreciation	(1,177)	(5,161)	(4,388)		(4,238)
Date of acquisition	4/5/2006	7/12/2005	6/28/2005		12/30/2004
Federal tax cost basis at December 31, 2006 (unaudited)	$39,806	$116,069	$69,228		$103,204

(A) — The Tallahassee Mall is subject to an operating ground lease.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

At December 31, 2006 and 2005, investments in real estate consisted of the following:

	2006	2005

Buildings and improvements	$259,095	$345,459
Tenant improvements	19,015	20,253
Construction in progress	20,685	4,032
Land	34,609	38,785

Total investments in real estate	333,404	408,529
Accumulated depreciation	(14,964)	(12,421)

Investments in real estate, net	$318,440	$396,108

The following tables reconcile the historical cost of our investments in real estate and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Real estate:
Balance, beginning of the year	$408,529	$147,275	$52,575
Acquisition of mall properties	39,671	254,670	86,075
Additions during the year	48,898	6,584	8,625
Contribution of mall properties to unconsolidated joint ventures	(163,694)	—	—

Balance, end of year	$333,404	$408,529	$147,275

	2006	2005	2004

Accumulated depreciation:
Balance, beginning of the year	$12,421	$3,622	$2,102
Contribution of mall properties to unconsolidated joint ventures	(9,936)	—	—
Depreciation during the year	12,479	8,799	1,520

Balance, end of year	$14,964	$12,421	$3,622

5.	Deferred Charges

At December 31, 2006 and 2005, deferred charges consisted of the following:

	2006	2005

Deferred financing costs	$3,230	$2,314
Deferred leasing costs	1,293	1,375

Total	4,523	3,689
Less accumulated amortization	(1,239)	(846)

Net	$3,284	$2,843

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

6.	Mortgage Loans Payable

At December 31, 2006 and 2005, mortgage loans payable consisted of the following:

	2006	2005

Mortgage loan payable — interest only at 5.09% payable monthly, secured by the Foothills Mall property, repaid June 2006	$—	$54,750
Mortgage loan payable — interest only at 125 basis points over LIBOR (6.625% and 5.625% at December 31, 2006 and 2005, respectively) payable monthly, due January 2008, secured by Stratford Square Mall property	75,000	75,000
Mortgage loan payable — interest only at 140 basis points over LIBOR (5.789% at December 31, 2005) payable monthly, secured by Colonie Center Mall property assigned September 2006	—	50,766
Mortgage loan payable — interest at 8.60% payable monthly, due July 11, 2029, anticipated repayment on July 11, 2009, secured by the Tallahassee Mall property	45,100	45,613
Mortgage loan payable — interest at 6.60% payable monthly, due October 11, 2032 anticipated prepayment date of November 11, 2012, secured by the Northgate Mall property	78,201	79,216
Mortgage loan payable — interest at 5.15% payable monthly, due November 1, 2013, secured by the JCPenney Parcel at the Stratford Square Mall	3,202	—

Total mortgages outstanding	201,503	305,345
Assumed above-market mortgage premiums, net	9,948	13,144

Total mortgage loans payable	$211,451	$318,489

On September 29, 2006, in connection with the partial sale of the Colonie Center Mall, the outstanding first mortgage on the property totaling $50,766 was assumed by the new joint venture.

On June 29, 2006, in connection with the partial sale of the Foothills Mall, the outstanding first mortgage on the property totaling $54,750 was repaid. We incurred a loss on the early extinguishment of debt totaling $357, which represents fees and the write-off of deferred financing charges. During February 2006, we entered into a promissory note with Kimco Capital Corp., a subsidiary of Kimco, in the amount up to $17,200. The amounts outstanding under the loan bore interest at an interest rate of 8% per annum. On June 29, 2006, the $5,000 outstanding balance was repaid and the note was extinguished.

On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note is 5.15%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization in 2006 of the above-market premium totaled $8 since the assumption of the loan in April 2006.

On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60% with an anticipated prepayment date of 2012 and a final maturity date of 2032. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $1,414 and $714 for the years ended December 31, 2006 and 2005, respectively.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $1,820 and $919 for the years ended December 31, 2006 and 2005, respectively.

In June 2005, we completed a $50,766 first mortgage bridge financing collateralized by the Colonie Center Mall. The initial bridge loan maturity date was December 15, 2005, which was extended to October 2006. On September 29, 2006, in connection with the partial sale of the Colonie Center Mall, the outstanding bridge loan on the property was repaid.

In January 2005, we completed a $75,000, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions.

In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75,000 swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum.

During December 2005, we entered into a $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cash flows on LIBOR-based loans at 4.91% per annum.

Aggregate principal payments of the Company’s mortgage loans as of December 31, 2006 are as follows:

2007	$2,040
2008	77,160
2009	45,618
2010	1,786
2011	3,265
2012 and thereafter	71,634

Total principal payments	201,503
Assumed above-market mortgage premiums, net	9,948

Total	$211,451

Certain of our mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. As of and for the year ended December 31, 2006, we were in compliance with these financial covenants.

7.	Junior Subordinated Debt Obligations

During March 2006, we completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of preferred securities issued by our wholly owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by us. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

equal to 8.70% per annum through April 2011 and subsequently (after April 2011) at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The notes mature April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011. The preferred securities do not have a stated maturity date; however, the preferred and common securities are subject to mandatory redemption upon the redemption or maturity of the notes.

The principal amount of the junior subordinated notes of $29,380 is reported as an obligation on our consolidated balance sheet at December 31, 2006. However, because we are not deemed to be the primary beneficiary of the Trust under FIN46R, we account for our investment under the equity method of accounting and record our investment in the Trust’s common shares of $880 as part of other assets on our consolidated balance sheet.

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

In April 2007, we received a notice of default from the holders of the common and preferred securities of the Trust due to our failure to timely deliver our audited financial statements. On May 8, 2007, we were granted a limited waiver of this default, which extended the cure period to May 29, 2007. The waiver was further extended to June 30, 2007.

8.	Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit, which was fully drawn on the date we acquired the Golden Triangle Mall. Loan draws and repayments are at our option. Interest is payable monthly at a rate equal to LIBOR plus a margin ranging from 1.40% to 2.00% or, at our option, the prime rate plus a margin ranging from zero to 0.25%. The applicable margins depend on our debt coverage ratio as specified in the loan agreement. Commitment fees are paid monthly at the rate of 0.125% to 0.25% of the average unused borrowing capacity.

The secured line of credit matures on April 4, 2008, which upon lender approval may be extended annually for additional 12-month periods. In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13,000 for a fee of 0.5% of the face amount. As of December 31, 2006, letters of credit outstanding under this agreement amounted to $10,250 and are renewable through the maturity date of the loan.

The secured line of credit agreement contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. As of December 31, 2006, we were in compliance with the covenant requirements and the outstanding balance on the secured line of credit was zero.

See note 19, “Subsequent Events — Increase in the Secured Line of Credit.”

9.	Related Party Transactions

As of December 31, 2004, $5,533 was included in due to affiliates for advances and related accrued interest due to Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), the majority owner of the predecessor. The advances were made to fund the predecessor’s investment in the Foothills Mall and to reimburse Feldman Partners, LLC for certain salary and overhead costs. These costs amounted to $428 for the year ended December 31, 2004. The operating agreement of the predecessor provided that such advances

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

made by its members bore interest at a rate of 15% per annum, were unsecured and were to be repaid before any other distribution to any member. The interest expense on such advances amounted to $777 for the period January 1, 2004 to December 15, 2004.

We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for an annual management fee, ranging from 2% to 3.5% of gross receipts and construction management fees of 3% to 5% on the amount of capital improvements, as defined by their agreements. In addition, we earn customary brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $1,310, $440 and $714 for the years ended December 31, 2006, 2005 and 2004, respectively. These fees are recorded in management, leasing and development services on the accompanying consolidated statements of operations.

In August 2004, Jeffrey Erhart, our former General Counsel, committed to make a $100 cash investment in the predecessor. He contributed his interest to us as part of the formation transactions in exchange for 160,000 OP units with a value of $2,080 based on the initial public offering price of $13 per share. The excess of the value of the OP units over his cash contribution is reflected as compensation expense and classified as general and administrative expense of the predecessor in the consolidated statement of operations for the period January 1, 2004 to December 15, 2004. Prior to being employed by us on January 1, 2005, this officer provided professional services to our Company and the predecessor. Fees charged for periods December 16, 2004 to December 31, 2004 and January 1, 2004 to December 15, 2004 were $87 and $73, respectively. There were no amounts due at December 31, 2005 and 2006.

Effective November 3, 2006, Mr. Erhart left our Company. In connection with Mr. Erhart’s separation, we bought back his units, totaling approximately 179,000 units, at a price of $9.75 per share or $1,744. As of December 31, 2006, we had paid 90% of this amount, or $1,570, to Mr. Erhart in cash, which we recorded as a reduction in our minority interest liability. Under the terms of Mr. Erhart’s separation agreement, the remaining 10%, or $175, was paid in April 2007. The excess of the amount paid over the book value of his minority interest has been charged to our additional paid-in capital in 2006.

Prior to being employed by us on November 15, 2005, an officer provided construction management services to our Company. Fees charged to us by the officer during 2005 totaled $177. There were no amounts due at December 31, 2006.

We entered into a consulting contract with Ed Feldman, the father of our chairman and CEO, Larry Feldman, to provide professional acquisition services. The agreement pays Mr. Feldman $3 per month commencing July 1, 2005. For the years ended December 31, 2006 and 2005, Mr. Feldman received $33 and $18, respectively. There were no amounts due at December 31, 2006.

10.	Rentals Under Operating Leases

We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. Our rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by the amortization of below-market lease values. Amounts included in tenant receivables based on recording lease income on the straight-line basis for the years ended December 31, 2006 and 2005 were $891 and $734, respectively.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

The minimum future base rentals under noncancelable operating leases as of December 31, 2006 are as follows:

Year ending December 31,
2007	$23,675
2008	21,214
2009	18,859
2010	17,198
2011	14,579
2012 and thereafter	44,507

Total future minimum base rentals	$140,032

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers; consequently, our credit risk is concentrated in the retail industry. One tenant (movie theater), whose lease expires in 2017, accounted for more than 10% of our rental revenue in 2004. Rental income collected from this tenant aggregated $1,831 for the year ended December 31, 2004. For the years ended December 31, 2006 and 2005, no tenant exceeded 10% of rental revenue.

11.	Due to Affiliates

At December 31, 2006 and 2005, amounts due to affiliates primarily reflect obligations to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, the owners of the predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen had the right to the receipt of funds totaling $7,594 at December 16, 2004 from certain restricted cash accounts held by the lender of the Foothills Mall, once these accounts were released to the Company. The owners were paid $3,700 of the restricted cash accounts prior to December 31, 2004. Under the terms of the Foothills loan, the remaining balance held by the lender totaling $3,894 was due to the owners at the earlier of the first mortgage maturity date at the Foothills Mall (November 2008) or the achievement of certain performance criteria established in the first mortgage loan. The lender released the funds pursuant to the successful achievement of the performance criteria and the partners were paid the remaining balance, plus accrued interest, totaling $3,976 during 2005.

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $3,891 and $5,303 at December 31, 2006 and 2005, respectively, and is included in due to affiliates. The reduction in the fair value estimate for the year ended December 31, 2006 totaling $1,412 has been reflected in interest and other income in the accompanying consolidated financial statements. The reduction in the liability in 2006 was caused by our reduction of the anticipated return we will receive on the project. The decrease in our anticipated return is due to an increase in the anticipated redevelopment costs and delays in the timing of certain redevelopment plans. The fair value of this obligation is assessed by management on a quarterly basis.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

12.	Stockholders’/Owners’ Equity

Our authorized capital stock consists of up to 200,000,000 shares of common stock with a $.01 par value per share and up to 50,000,000 shares of preferred stock with a $.01 par value per share. As of December 31, 2006 and 2005, 13,155,062 and 13,050,370 shares of common stock were issued and outstanding, respectively. We have not issued any shares of preferred stock as of December 31, 2006. We issued fully vested shares of our common stock to our outside directors in the aggregate amount of 3,000 in 2006 and 6,000 in 2005.

In January 2005, the Company sold 1,600,000 shares of its common stock at a gross price of $13.00 per share. The net proceeds from this offering were approximately $19,300.

In December 2005, we issued 369,375 shares of our common stock in connection with acquiring a long-term lease located at the Tallahassee Mall.

13.	Minority Interest

As of December 31, 2006 and 2005, minority interest relates to the interests in our operating partnership that are not owned by us, which were approximately 9.7% and 11.3%, respectively. In conjunction with our formation, certain persons and entities contributing ownership interests in our predecessor to the operating partnership received units. Limited partners who acquired units in our formation transactions have the right, commencing on or after December 16, 2005, to require our operating partnership to redeem part or all of their units for cash or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions or similar events.

14.	Commitment and Contingencies

In the normal course of business, we may become involved in legal actions relating to the ownership and operations of our properties and the properties we manage for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

All of our malls that have nonowned parcels sharing common areas are subject to reciprocal easement agreements that address use and maintenance of common areas and often address other issues, including use restrictions and operating covenants. These agreements are recorded against the properties and are long-term in nature.

Adjacent to the Stratford Square Mall are six third-party owned anchor tenant spaces. We have entered into operating agreements with these six anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreements terminate in March 2031.

As of December 31, 2006, we have commitments to make tenant improvements and other capital expenditures in the amount of approximately $2,200. In addition, in connection with leases that have been signed through December 31, 2006 included in the redevelopment expansion plans of the malls and current redevelopment activity, we are committed to spend approximately $33,600 for 2007.

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by us, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

We also have agreed to maintain approximately $10,000 of indebtedness and to offer the contributors the option to guarantee $10,000 of the operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions. As of December 31, 2006, Feldman Partners, LLC, an affiliate of Larry Feldman, guarantees $8,000 of the loan secured by the Stratford Square Mall.

We have operating lease obligations for office space and equipment related to our corporate offices and property locations. The future minimum lease payments under these noncancelable leases as of December 31, 2006 are as follows:

Year ending December 31,
2007	$385
2008	350
2009	274
2010	185
2011	79
2012 and thereafter	—

Total minimum lease payments	$1,273

We have a ground lease obligation at the Tallahassee Mall expiring in February 2063, which includes renewal option periods, and the minimum commitment under this lease as of December 31, 2006 was as follows:

Year ending December 31,
2007	$220
2008	228
2009	236
2010	244
2011	252
2012 and thereafter	23,571

Total minimum lease payments	$24,751

Total rent expense, including amortization of the below-market ground lease asset, was $989, $470, $1 and $22 in 2006, 2005, the period from December 15, 2004 to December 31, 2004 and the period from January 1, 2004 to December 14, 2004, respectively.

We entered into employment agreements with our executive officers that expire in 2007. These agreements provide for salary, bonuses and other benefits including, potentially, severance benefits upon termination of employment, as well as for grants of restricted common stock, option awards, cash bonuses and tax gross-ups, among other matters.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

15.	Investments in Unconsolidated Partnerships

Foothills Mall

During February 2006, we entered into a contribution agreement with a subsidiary of Kimco Realty Corp. (“Kimco”) in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona. Under the terms of the contribution agreement, we contributed the Foothills Mall to a limited liability company at an agreed value of $104,000, plus certain closing costs (the “Foothills JV”). The transaction closed on June 29, 2006. We accounted for the transaction as a partial sale of real estate, which resulted in us recognizing a gain of $29,397. Pursuant to the terms of the contribution agreement, we received approximately $38,900 in net proceeds from the transaction. Because we received cash in excess of our net basis contributed to the Foothills JV, we recorded negative carrying value of our investment in the amount of $4,450.

On the closing date, the Foothills JV extinguished the existing first mortgage loan totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage loan. The $81,000 first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains financial covenants requiring the Foothills JV to maintain certain financial debt service coverage ratios, among other requirements. The Foothills JV is in compliance with all such covenants as of and for the period ended December 31, 2006. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Foothills JV. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills JV for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2,000. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills JV in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills JV and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills JV is not a VIE and account for our investment in the joint venture under the equity method.

The Foothills JV agreement includes “buy-sell” provisions commencing in June 2008 for us and after May 2010 allowing either Foothills JV partner to acquire the interests of the other. Either partner to the Foothills JV may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The Foothills JV agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties.

As of December 31, 2006, the Foothills JV has commitments for tenant improvements, renovation costs and other capital needs in the amount of $4,118 in 2007 and intends to fund them from operating cash flow.

Harrisburg Mall

We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003.

The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

$50,000 and no principal payments until the maturity date, which was extended in 2005 to March 2008. The interest rate is LIBOR plus 1.625% per annum. During July 2005, the partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis, of which we received $1,625. The effective rates on the loan at December 31, 2006 and 2005 were 6.975% and 5.99%, respectively.

Under certain circumstances the partnership may extend the maturity of the loan for three, one-year periods. As of December 31, 2006, the partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63% and we are liable for $1,850 or 37%.

The balance outstanding under the loan was $49,750 as of December 31, 2006 and 2005. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

The partnership agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other. Either partner may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The partnership agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties. However, the agreement restricts our ability to enter into transactions relating to the partnership with our affiliates without the prior approval of our partner.

The partnership has commitments for tenant improvements and other capital expenditures in the amount of $254 to be incurred in 2007 and intends to fund them from operating cash flow. The partnership has additional renovation cost commitments of $17,343, which it anticipates will be completed in 2007. The partnership will fund these renovation costs with additional financing activity or equity contributions.

Colonie Center Mall

On August 9, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall located in Albany, New York. On September 29, 2006, we completed the joint venture with Heitman. Under the terms of the Contribution Agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Colonie JV”). Heitman’s contribution of $47,000 to the venture represents approximately 75% of the equity in the Mall. The Company’s contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have made preferred capital contributions of approximately $9,900 as of December 31, 2006 and subsequently have made additional contributions totaling $6,800 that were used primarily to fund construction costs. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling approximately $46,000. To the extent these costs exceed $46,000, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.

We accounted for our contribution to the Colonie JV as a partial sale of the real estate and, due to our continuing involvement in the property, we deferred the $3,515 gain. This deferred gain was recorded as a liability in our consolidated balance sheet.

The LLC Agreement between us and Heitman allows a buy-sell process to be initiated by us at any time on or after January 30, 2010 or by Heitman, at any time on or after November 1, 2010. There are additional provisions regarding disputes, defaults and change in management that allow Heitman to initiate a buy-sell process. The member initiating the buy-sell must specify a total purchase price for the property and the amount of the purchase

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

price that would be distributed to each of the two members, with the allocation of the total purchase price being subject to arbitration if the parties disagree. The member receiving the buy-sell notice must elect within 60 days to either allow the initiating member to purchase the recipient’s interest in the Colonie JV for the price stated in the notice or to purchase the initiating member’s interest in the joint venture.

In connection with the recapitalization of the property, the Colonie JV refinanced the property with a new construction facility (the “Loan”) with a maximum loan commitment of $109,800 and repaid the existing $50,766 mortgage loan on the property. On February 13, 2007, the Colonie JV borrowed an additional $50,055 under the Loan and on February 27, 2007, the Loan was increased by $6,500 to $116,300. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the Colonie JV entered into a two-year interest rate protection agreement fixing the initial $50,766 of the Loan at all-in interest rate of 6.84%. The Colonie JV has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan. The Loan has no lockout period, however, the Loan is subject to prepayment fees ranging from 1.5% to 1.0% through March 2008. The Loan contains certain financial covenants requiring the Colonie JV to maintain certain financial debt service coverage ratios, among other requirements. As of December 31, 2006, the Colonie JV was in compliance with all required loan covenants.

The Colonie JV has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $49,827 to be incurred during 2007 and $5,931 thereafter. The Colonie JV intends to fund these commitments from loan proceeds, equity contributions and operating cash flow.

We are the managing member of the Colonie JV and are responsible for the management, leasing and construction of the property and charge customary market fees for such services.

Condensed combined balance sheets for our unconsolidated joint ventures at December 31, 2006 and 2005 are as follows:

	2006	2005

Investment in real estate, net	$257,041	$50,050
Receivables including deferred rents	5,768	1,182
Other assets	31,865	11,886

Total assets	$294,674	$63,118

Mortgage loans payable	$181,516	$49,750
Other liabilities	34,525	2,330
Owners’ equity	78,633	11,038

Total liabilities and owners’ equity	$294,674	$63,118

The Company’s share of owners’ equity	$20,159	$2,794

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed combined statements of operations for our unconsolidated joint ventures are as follows:

	Year Ended December 31,
	2006	2005	2004

Revenue	$21,540	$10,544	$9,665
Operating and other expenses	(11,454)	(5,127)	(4,407)
Interest expense (including the amortization of deferred financing costs)	(6,965)	(2,724)	(938)
Depreciation and amortization	(6,467)	(3,216)	(1,649)
Other	50	(1,292)	(924)

Net (loss) income	$(3,296)	$(1,815)	$1,747

The Company’s and the predecessor’s share of net (loss) income	$(550)	$(454)	$437

The difference between our investments in unconsolidated joint ventures and our share of the owners’ equity is due primarily to the suspension of losses recognized related to the Foothills JV (note 2) and net amounts receivable from the joint ventures that are included in investments in unconsolidated real estate partnerships in the consolidated balance sheet.

16.	Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the fair values of our mortgage and other loans payable are approximately the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

17.	Financial Instruments: Derivatives and Hedging

The following summarizes the notional and fair value of our derivative financial instruments at December 31, 2006. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest rate swap	$75,000	3.75%	2/2005	1/2008	$1,070
Interest rate swap	75,000	4.91%	1/2008	1/2011	(135)

On December 31, 2006, the derivative instruments were reported as an asset at a fair value of approximately $935 and are recorded in other assets. Over time, the unrealized gain of $887 in accumulated other comprehensive income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $1,000 will be reclassified between accumulated other comprehensive income and earnings within the next 12 months.

We hedge our exposure to variability in anticipated future interest payments on existing variable rate debt and forecasted variable rate debt transactions.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

18.	Quarterly Financial Information (Unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2006 and 2005.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006(1)	2006

Total revenue	$14,749	$15,388	$18,490	$16,678
Income (loss) before minority interests	(1,137)	(1,982)	27,314	(1,545)
Net income (loss)	(1,026)	(1,767)	24,352	(1,378)
Basic earnings (loss) per share	$(0.08)	$(0.14)	$1.90	$(0.11)
Diluted earnings (loss) per share	(0.08)	(0.14)	1.86	(0.11)
Weighted average shares outstanding:
Basic	12,820,563	12,811,237	12,801,854	12,798,310
Diluted	12,820,563	12,811,237	14,692,853	12,798,310

(1)	Income for the three months ended June 30, 2006 includes a gain on the partial sale of real estate in the amount of $29,968. Diluted earnings per share was previously reported as $1.66.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Total revenue	$18,398	$16,373	$10,852	$9,572
Income (loss) before minority interests	(2,320)	(1,294)	231	418
Net income (loss)	(2,061)	(1,147)	205	370
Earnings (loss) per share — basic and diluted	$(0.17)	$(0.09)	$0.02	$0.03
Weighted average shares outstanding:
Basic	12,466,158	12,410,567	12,408,753	12,215,117
Diluted	12,466,158	12,410,567	14,147,303	13,808,581

19.	Subsequent Events

Convertible Preferred Equity Financing

Effective April 10, 2007, we entered into an agreement to issue up to $50,000 of convertible preferred stock through the private placement of 2 million shares of 6.85% Series A Cumulative Convertible Preferred Shares to Inland American Real Estate Trust, Inc., a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies. We issued $15,000 in preferred stock on April 30, 2007. We are required to issue a total of $50,000 by the end of the 12-month period following the close of this transaction.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Under the terms of this transaction, and in accordance with New York Stock Exchange rules, we will seek shareholder approval to permit conversion of the preferred shares into common stock. Assuming an affirmative vote of our shareholders, Inland American Real Estate Trust will have the option after June 30, 2009 to convert some or all of its outstanding preferred shares. Each preferred share is being issued at a price of $25.00 per share and, assuming an affirmative vote of our shareholders, will be convertible, in whole or in part, at a conversion ratio of 1.77305 common shares to preferred shares. This conversion ratio is based upon a common share price of $14.10 per share.

We intend to utilize the net proceeds from the offering to provide capital for the redevelopment of our malls, to repay borrowings under our line of credit and for general corporate purposes.

$25,000 Credit Facility

On April 16, 2007, we announced the execution of a promissory note (the “Note”) providing for loans aggregating up to $25,000 from Kimco. No amount has yet been borrowed under the note.

Loan draws under the Note are optional and will bear interest at the rate of 7.0% per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain performance criteria. We may prepay the outstanding principal amount under the Note in whole or in part at any time. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250 in additional interest.

We intend to utilize the net proceeds from the offering to provide capital for the redevelopment of our malls, to repay borrowings under our line of credit and for general corporate purposes.

Increase in the Secured Line of Credit

On April 20, 2007, we increased our current secured line (the “Line”) of credit from $24,600 to $30,000. The maturity date of the Line is April 2009. The Line is secured by the Golden Triangle Mall and is recourse to us if the fixed charge ratio of the property is higher than 1.5. See Note 8.

$104,500 Stratford Square Refinancing

On May 8, 2007, we closed on a $104,500 first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options.

On the closing date, $75,000 of the loan proceeds were used to retire Stratford Square’s outstanding $75,000 first mortgage. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project.

Dividend

We announced that our board of directors has declared a quarterly dividend of $0.2275 per common share for the quarter ending March 31, 2007. The dividend was paid on May 25, 2007 to shareholders of record at the close of business on May 18, 2007.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES AND FELDMAN EQUITIES OF
ARIZONA, LLC AND SUBSIDIARIES (“PREDECESSOR”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Lloyd Miller — EVP of Leasing

Effective April 17, 2007, we entered into an agreement with Lloyd Miller, our former Executive Vice President of Leasing since November 2005, pursuant to which he agreed to resign from the Company and we made a severance payment to Mr. Miller in the amount of $147 and also repurchased 15,500 of Mr. Miller’s shares of our common stock at a price of $12.50 per share. Subsequent to the execution of this agreement, Mr. Miller notified us that he had exercised his right to rescind the agreement. He also threatened to make a claim against us alleging breach of his employment contract with the Company. We believe that Mr. Miller’s potential claims are without merit and plan to vigorously defend any claim that is made by Mr. Miller in the future relating to this issue. We have not named a replacement for Mr. Miller.

INDEPENDENT AUDITORS’ REPORT

The Partners
Feldman Lubert Adler Harrisburg LP:

We have audited the accompanying balance sheet of Feldman Lubert Adler Harrisburg LP (the Partnership) as of December 31, 2005 and the related statements of operations, partners’ capital, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Feldman Lubert Adler Harrisburg LP as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

New York, New York
March 31, 2006

FELDMAN LUBERT ADLER HARRISBURG LP

BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2006	2005
	(Unaudited)

ASSETS:
Investments in real estate, net	$47,693	$50,050
Cash and cash equivalents	20	1,117
Restricted cash	88	66
Rents, deferred rents and other receivables, net	1,460	1,182
Note receivable	2,917	—
Acquired lease rights, net	468	701
Deferred charges, net	9,036	9,565
Other assets	454	437

Total Assets	$62,136	$63,118

LIABILITIES AND PARTNERS’ CAPITAL:
Mortgage loan payable	$49,750	$49,750
Deferred revenue	185	243
Due to affiliates	365	82
Accounts payable, accrued expenses and other liabilities	1,963	912
Accrued interest	289	242
Acquired lease obligation, net	557	851

Total liabilities	53,109	52,080
Partners’ capital	9,027	11,038

Total Liabilities and Partners’ Capital	$62,136	$63,118

See accompanying notes to financial statements.

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
	(Unaudited)

Revenue:
Rental	$6,206	$6,360	$5,918
Tenant reimbursements	4,606	4,111	3,593
Interest and other income	555	73	154

Total revenue	11,367	10,544	9,665

Expenses:
Rental property operating and maintenance	4,592	4,033	3,901
Real estate taxes	1,295	1,093	506
Interest (including amortization of deferred financing costs)	3,448	2,724	938
Depreciation and amortization	3,311	3,216	1,649
General and administrative	367	936	624
Other	365	357	300

Total expenses	13,378	12,359	7,918

Net (loss) income	$(2,011)	$(1,815)	$1,747

See accompanying notes to financial statements.

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF PARTNERS’ CAPITAL
(Amounts in thousands)

	General Partner	Limited Partner
		Feldman
	Feldman	Harrisburg	Lubert-Adler
	Harrisburg	Limited	Investment
	GP, Inc.	Partnership, LP	Partnerships	Total

Balance at December 31, 2003	$152	$3,690	$11,389	$15,231
Capital contribution	24	570	1,781	2,375
Net income	17	420	1,310	1,747

Balance at December 31, 2004	193	4,680	14,480	19,353
Capital distribution	(65)	(1,560)	(4,875)	(6,500)
Net loss	(18)	(436)	(1,361)	(1,815)

Balance at December 31, 2005	110	2,684	8,244	11,038
Net loss (unaudited)	(20)	(483)	(1,508)	(2,011)

Balance at December 31, 2006 (unaudited)	$90	$2,201	$6,736	$9,027

See accompanying notes to financial statements.

FELDMAN LUBERT ADLER HARRISBURG LP

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31
	2006	2005	2004
	(Unaudited)

Cash Flows From Operating Activities:
Net (loss) income	$(2,011)	$(1,815)	$1,747
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,311	3,216	1,649
Amortization of deferred financing costs	111	361	343
Provision for doubtful accounts receivable	165	376	9
Net change in revenue related to acquired lease rights/obligations	(61)	(284)	(805)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(443)	(2,031)	(410)
Restricted cash relating to operating activities	(22)	(66)	51
Other assets	(17)	(130)	(66)
Due from/to affiliates	283	37	218
Accounts payable, accrued expenses and other liabilities	(270)	597	141
Deferred revenue	(58)	132	28

Net cash provided by operating activities	988	393	2,905

Cash Flows From Investing Activities:
Expenditures for real estate improvements	(2,058)	(3,396)	(36,416)
Expenditures for leasing costs	(166)	(110)	(345)

Net cash used in investing activities	(2,224)	(3,506)	(36,761)

Cash Flows From Financing Activities:
Proceeds from mortgage loan payable	—	8,668	30,910
Repayment of mortgage loan payable	—	(3,216)	—
Proceeds from government grants	283	4,750	1,000
Payment of deferred financing costs	(144)	(228)	(26)
Capital contributions	—	—	2,375
Capital distributions	—	(6,500)	—

Net cash provided by financing activities	139	3,474	34,259

Net increase (decrease) in cash and cash equivalents	(1,097)	361	403
Cash and cash equivalents, beginning of year	1,117	756	353

Cash and cash equivalents, end of year	$20	$1,117	$756

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$3,317	$2,121	$594
Non-cash financing and investing activities:
Receivable relating to government grants for real estate improvements	3,200	250	3,125
Accrued expenses relating to real estate improvements	1,338	—	2,194

See accompanying notes to financial statements.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Dollar amounts in thousands)
(2006 amounts are unaudited)

1.	Organization and Description of Business

Feldman Lubert Adler Harrisburg LP (the Partnership) was organized under the laws of the Commonwealth of Pennsylvania on September 24, 2003 (date of inception) pursuant to a partnership agreement (the Partnership Agreement). The purpose of the Partnership is to acquire, own, redevelop, operate and manage the 838,000 square-foot retail mall located in the Township of Swatara, Dauphin County, Pennsylvania (the Property). The Partnership acquired the Property on September 30, 2003. Tenants include national and regional retail chains, as well as local retailers. As of December 31, 2006, partners of the Partnership and their respective percentage interests (the Percentage Interests) are as follows:

Ownership
Percentage

Feldman Harrisburg General Partner, Inc. — general partner	1.0%
Limited Partners:
Lubert-Adler investment partnerships	75.0%
Feldman Harrisburg Limited Partnership, LP (FHLP)	24.0%

In August 2004, the partners made additional contributions of $2,375 to the Partnership to fund certain capital expenditures. In July 2005, the Partnership distributed $6,500 to the partners from the proceeds of the Property’s first mortgage.

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

To the extent the Partnership has more than a de minimis amount of Distributable Cash from Operations, as defined in the Partnership Agreement, it shall distribute Distributable Cash From Operations no less frequently than quarterly as follows:

•	First, to the partners in an amount equal to the unpaid Additional Capital Contributions Preferred Return, as defined in the Partnership Agreement, owing to the partners ($0 at December 31, 2006), distributed to each partner pro rata in proportion to the amount of such partner’s unpaid Additional Capital Contributions Preferred Return;

•	Second, to the partners in an amount, pro rata in proportion to each partner’s Unreturned Additional Capital Contributions Account, as defined in the Partnership Agreement ($0 at December 31, 2006), until each partner’s Unreturned Additional Capital Contributions Account has been reduced to zero;

•	Third, to the partners in an amount equal to the unpaid Priority Return, as defined in the Partnership Agreement, owing to the partners (approximately $2,423 at December 31, 2006), distributed to each partner pro rata in proportion to the amount of such partner’s unpaid Priority Return; and

•	Thereafter, (A) 20% to FHLP and (B) 80% to the partners pro rata in accordance with their respective Percentage Interests. Upon the receipt by the partners of distributions resulting to the realization of a 20% annualized internal rate of return on their investment from the inception, distributions thereafter shall be adjusted so that 30% shall be distributed to FHLP and 70% to the partners pro rata in accordance with their respective Percentage Interests.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands)
(2006 amounts are unaudited)

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

Revenue Recognition and Tenant Receivables

Base rental revenues from rental retail property are recognized on a straight-line basis over the noncancelable terms of the related leases, which are all accounted for as operating leases. Allowances, if any, given to tenants for general use will be accounted for as lease incentives and amortized on the straight-line basis over the lease terms and will reduce rental revenue. As of December 31, 2006 and 2005, approximately $1,087 and $780, respectively, have been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying financial statements. “Percentage rent” or rental revenue based upon a percentage of the sales recorded by the Partnership’s tenants is recognized in the period such sales were earned by the respective tenants. These amounts were approximately $384, $463 and $645 in 2006, 2005 and 2004, respectively, and are included in rental revenue in the accompanying financial statements.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands)
(2006 amounts are unaudited)

Rental income is also recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, whereby the amortization of acquired favorable leases and acquired unfavorable leases is recognized as a reduction of or an addition to base rental income, respectively, over the terms of the respective leases. The net amounts included as an addition to base rental income were approximately $61, $284 and $805 in 2006, 2005 and 2004, respectively.

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees are recognized when the related leases are cancelled, the tenant surrenders the space, and the Partnership has no continuing obligation to provide services to such former tenants. The Partnership recognized lease termination fees of $14, $0 and $16 in 2006, 2005 and 2004, respectively.

The Partnership provides an allowance for doubtful accounts against the portion of tenant receivables which is estimated to be uncollectible, which amounted to zero and $371 at December 31, 2006 and 2005, respectively. Management of the Partnership reviews its allowance for doubtful accounts monthly. Balances that are past due over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Partnership recorded bad debt expense of $165, $376 and $9 for 2006, 2005 and 2004, respectively.

Deferred Charges

Deferred leasing commissions, acquired in-place lease value, and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the term of the related loan using a method that approximates the effective-interest method.

Real Estate and Depreciation

Real estate is stated at historical cost less accumulated depreciation. The building and improvements thereon are depreciated on the straight-line basis over estimated useful lives of 15 to 39 years. Equipment is being depreciated on the straight-line basis over estimated useful lives of five to 23 years. Tenant improvements are being depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life.

In connection with certain tenant improvement and capital improvement projects, the Partnership was approved for three grants by the Commonwealth of Pennsylvania to be reimbursed for certain qualified expenditures. The grants were provided on a reimbursement basis to the Partnership and were restricted to be used for the aforementioned capital improvement projects only. The Partnership offsets the amounts received against the related capital expenditures on the accompanying balance sheets. The Partnership received $1,000 on the first two grants in 2004 and $4,750 on the next three grants in 2005. In 2006, the Partnership was issued a bond in the amount of $3,200 as described in Note 6.

It is the Partnership’s policy to capitalize interest expense and real estate taxes directly related to properties under redevelopment and to depreciate these costs over the life of the related assets. For the year ended December 31, 2006, the Partnership capitalized $30 of interest but did not capitalize any real estate taxes. No such costs were capitalized in 2005. The Partnership capitalized $514 of interest and $189 of real estate taxes during the year ended December 31, 2004.

Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands)
(2006 amounts are unaudited)

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership does not expect that the impact of adopting this Interpretation will have a material impact on its balance sheet or statement of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Partnership believes that the adoption of this standard on January 1, 2008 will not have a material effect on its financial statements.

Income Taxes

No provision for federal or state income tax expense was made on the accompanying financial statements as the items of income and expenses are reported on the respective partners’ individual tax returns.

Conditional Asset Retirement Obligations

The mall property contains environmental conditions that could require the Partnership to perform future remediation. Although the Partnership may have a legal obligation to remediate environmental conditions contained in the, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, the Partnership does not believe that the current estimation of that liability and the related asset and cumulative catch-up of any accretion or depreciation, is material to its financial statements. There is currently no obligation to perform any amount of such work that is material to the financial statements in conjunction with any current renovation or construction project. Accordingly, these amounts are not material to the Partnership’s financial statements.

3.	Restricted Cash

Restricted cash at December 31, 2006 includes escrowed funds and other restricted deposits required in conjunction with the Partnership’s loan agreement.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands)
(2006 amounts are unaudited)

4.	Real Estate

Real estate consists of the following at December 31:

	2006	2005

Land	$6,156	$6,156
Building and improvements	15,684	16,550
Tenant improvements	31,617	30,525

Total investments in real estate	53,457	53,231
Accumulated depreciation	(5,764)	(3,181)

Net investments in real estate	$47,693	$50,050

The following tables reconcile the historical cost of the Partnership’s investments in real estate and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Real Estate:
Balance, beginning of the year	$53,231	$52,278	$17,793
Additions during the year	3,426	1,203	38,610
Reimbursements from government grants	(3,200)	(250)	(4,125)

Balance, end of year	$53,457	$53,231	$52,278

Accumulated Depreciation:
Balance, beginning of the year	$3,181	$821	$76
Depreciation during the year	2,583	2,360	745

Balance, end of year	$5,764	$3,181	$821

5.	Rents, deferred rents, and other receivables

At December 31, this caption consists of the following:

	2006	2005

Tenant receivables	$3	$84
Government grant receivable	—	250
Accrued rents	1,397	780
Other receivable	60	68

Total	$1,460	$1,182

6.	Note Receivable

In September 2006, the Dauphin County, Pennsylvania Industrial Development Authority issued to the Partnership a tax increment financing bond in the amount of $3,200, the proceeds of which will be received in semiannual installments, including interest at 9.18%, through April 15, 2015. The bond was issued to reimburse the Partnership for costs related to its capital improvement projects. At December 31, 2006, the principal balance of this receivable was $2,917.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands)
(2006 amounts are unaudited)

7.	Deferred Charges

At December 31, deferred charges consist of the following:

	2006	2005

Deferred financing costs	$1,151	$1,007
Deferred leasing and construction costs	7,022	6,856
Acquired in-place leases	4,387	4,387

Total	12,560	12,250
Less accumulated amortization	(3,524)	(2,685)

Deferred charges, net	$9,036	$9,565

Acquired lease rights, acquired in-place leases and acquired lease obligations are amortized over the remaining terms of each lease. Accumulated amortization for acquired lease rights was $1,018 and $784 at December 31, 2006 and 2005, respectively. Accumulated amortization for in-place lease values was $1,331 and $1,034 at December 31, 2006 and 2005, respectively. Accumulated amortization of acquired lease obligations was $2,457 and $2,163 at December 31, 2006 and 2005, respectively. The weighted average remaining lease terms at December 31, 2006 are 5.2 years, 7.4 years and 16.5 years, respectively. Amortization expense of in-place lease value is expected to be $259, $246, $223, $219 and $208 over each of the next five years through December 31, 2011.

8.	Mortgage Loan Payable

The mortgage loan payable consists of the following:

	2006	2005

Mortgage Loan Payable — interest only, payable monthly, secured by the real estate and an assignment of the leases	$49,750	$49,750

The mortgage loan is a line of credit whereby the Partnership can borrow up to $50,000. The outstanding principal balance of the loan shall not exceed 65% of the fair value of the Property. Advances on the loan can be made for certain tenant improvements, capital improvements, leasing commissions and other “soft” costs. The mortgage loan is a line of credit with a maximum commitment of $50,000 and no principal payments until the maturity date, which was extended in 2005 to March 2008. The interest rate is LIBOR plus 1.625% per annum. During July 2005, the partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis. The effective rates on the loan at December 31, 2006 and 2005 were 6.975% and 5.99%, respectively. The Partnership and affiliates of the general partner are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

Under certain circumstances, the Partnership may extend the maturity of the loan for three one-year periods. The Partnership may prepay the loan at any time without incurring any prepayment penalty.

As of December 31, 2006, the Partnership had an outstanding letter of credit with the lender in the amount of $250. The letter of credit expired on March 23, 2007.

Larry Feldman, an affiliate of the general partner, and certain Lubert-Adler investment partnerships have made guarantees up to $3,700 and $6,300, respectively, with respect to the Partnership’s mortgage loan. In March 2005, the guarantees made by Larry Feldman were assumed by Feldman Equities Operating Partnership, L.P., an entity affiliated with the general partner and FHLP.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands)
(2006 amounts are unaudited)

9.	Related Party Transactions

The Partnership had $365 and $82 due to affiliates as of December 31, 2006 and 2005, respectively, which represents expenses paid by an affiliated entity on behalf of the Partnership as well as leasing commission and development fees due to an affiliate of the general partner.

The Partnership has entered into a management agreement with an affiliate of the general partner to provide various management and leasing services to the Partnership. The agreement commenced on September 30, 2003 and shall terminate in accordance with its terms or the terms of any financing document. The Partnership pays an annual management fee equal to 3.5% of the annual gross receipt, as defined in the management agreement, which amounted to $365, $357 and $301 in 2006, 2005 and 2004, respectively and are included in general and administrative expenses in the statement of operations. In addition, the Partnership pays brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Brokerage commission fees paid by the Partnership amounted to $220, $29 and $142 in 2006, 2005 and 2004, respectively, which were recorded in deferred charges in the balance sheet. Amortization of deferred fees amounted to $432, $421 and zero in 2006, 2005 and 2004, respectively and includes amortization of third-party leasing costs. Furthermore, the Partnership is required to pay construction management fees equal to 3.0% of the total hard costs of all tenant improvement construction and capital renovation projects. The Partnership paid construction management fees of $51, $14 and $271 in 2006, 2005 and 2004, respectively. These fees were capitalized as construction costs and will be amortized over the estimated useful life of the redevelopment project.

10.	Rentals Under Operating Leases

The Partnership receives rental income from the leasing of retail shopping center space under operating leases. The Partnership recognizes income from its tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amount due.

The minimum future base rentals to be received under noncancelable operating leases as of December 31, 2006 are as follows:

Year ending December 31,
2007	$4,189
2008	3,859
2009	3,301
2010	3,011
2011	2,579
2012 and thereafter	20,473

Total minimum future base rentals	$37,412

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers, and, consequently, the Partnership’s credit risk is concentrated in the retail industry. In 2006, one tenant, a specialty retailer of outdoor recreational products, accounted for approximately 15% of the Partnership’s rental revenue. In 2005, one tenant accounted for more than 10% of the Partnership’s rental revenue. No tenant accounted for more than 10% of the Partnership’s rental revenue in 2004.

FELDMAN LUBERT ADLER HARRISBURG LP

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands)
(2006 amounts are unaudited)

11.	Commitment and Contingencies

In the normal course of business, the Partnership becomes involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Partnership’s financial position or results of operations.

Pursuant to signed leases and active construction projects as of December 31, 2006, the Partnership has commitments for tenant improvements, redevelopment costs and other capital expenditures in the amount of $17,600. See Note 12.

12.	Subsequent Events

During the period from January through April 2007, Feldman and Lubert-Adler made cash contributions to the Partnership in the aggregate amount of $1,467 and $4,400, respectively. These contributions were used to fund redevelopment projects.

The Partnership is in negotiations with a lender to refinance its mortgage loan. The Partnership expects to use the proceeds to pay off its existing $49,750 mortgage loan and for redevelopment costs and other capital expenditures. The Partnership anticipates that the loan will close in the third quarter of fiscal 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

(1)	Evaluation of Disclosure Controls and Procedures

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

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending December 31, 2006, as described below.

(2)	Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that, as of December 31, 2006, we have the following material weakness:

•	We lacked personnel possessing technical accounting expertise adequate to ensure that our financial statements were prepared accurately and on a timely basis. As a result, certain controls and reconciliations associated with financial statement account balances were not performed on a timely basis, journal entries were recorded without adequate support, and review and approval procedures associated with critical financial reporting process controls were not documented. This material weakness in internal control over financial reporting resulted in misstatements deemed to be immaterial in 2006 and could have resulted in material misstatements to the Company’s annual and interim financial statements.

Management has concluded that, as a result of the material weakness noted above, the Company did not maintain effective internal control over financial reporting as December 31, 2006 based on criteria set forth in the COSO framework.

Management’s assessment of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on the following page:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Feldman Mall Properties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9(A)(2)), that Feldman Mall Properties, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the lack of personnel possessing adequate technical accounting expertise, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Feldman Mall Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

As of December 31, 2006, the Company lacked the personnel possessing technical accounting expertise adequate to ensure that our financial statements were prepared accurately and on a timely basis. As a result, certain controls and reconciliations associated with financial statement account balances were not performed on a timely basis, journal entries were recorded without adequate support, and review and approval procedures associated with critical financial reporting process controls were not documented. This material weakness in internal control over financial reporting resulted in misstatements in 2006 and could have resulted in material misstatements to the Company’s annual and interim financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Feldman Mall Properties, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated June 14, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Feldman Mall Properties, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Feldman Mall Properties, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

New York, New York
June 14, 2007

(3)	Management’s Remedial Actions

During 2007, management has hired a CPA as the Director of Financial Reporting and a CPA as the Director of Property Accounting; hired additional experienced property accountants; is designing templates, forms, logs, checklists, standard procedures, and operating instructions for centralized processing; is conducting staff training on control processes; and is updating an approved Delegation of Authority Matrix for all positions and processes.

Management believes the additional experienced personnel and complete implementation of the centralized processes will allow us to prepare our financial statements on a timely basis in accordance with our current policies and procedures.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included through an amendment to this Form 10-K prior to or concurrently with the mailing of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

The Board of Directors has adopted Corporate Governance Guidelines and charters for its Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on our website. Investors may also obtain a free copy of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines or the committee charters by contacting the Investor Relations Department at 1010 Northern Boulevard, Suite 314, Great Neck, NY 11021 or by telephoning (516) 684-1239.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be included through an amendment to this Form 10-K prior to or concurrently with the mailing of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be included through an amendment to this Form 10-K prior to or concurrently with the mailing of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be included through an amendment to this Form 10-K prior to or concurrently with the mailing of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included through an amendment to this Form 10-K prior to or concurrently with the mailing of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report:

(1) and (2) “Financial Statements and Schedules” — see Index to Financial Statements included in Item 8.

(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Feldman Mall Properties, Inc.(1)
3.2	Second Amended and Restated Bylaws of Feldman Mall Properties, Inc.(2)
3.3	Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP.(5)
3.4	First Amendment to Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP.(5)
3.5	Declaration of Trust of Feldman Holdings Business Trust I.(1)
3.6	Declaration of Trust of Feldman Holdings Business Trust II.(1)

Exhibit
Number	Description

3.7	Amended and Restated Operating Agreement of Feldman Equities of Arizona, LLC, dated as of August 13, 2004 by and between Feldman Partners, LLC, Feldman Equities Operating Partnership, LP, Lawrence Feldman, Jeffrey Erhart and Edward Feldman.(1)
3.8	Second Amended and Restated Agreement of Limited Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005.(9)
10.1	Registration Rights Agreement, dated as of November 15, 2004, by and among Feldman Mall Properties, Inc. and the parties listed on Schedule I thereto.(1)
10.2	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman.(5)
10.3	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and James Bourg.(1)
10.4	Employment Agreement, dated December 13, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen.(1)
10.5	Employment Agreement, dated August 13, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart.(1)
10.6	Employment Agreement, dated November 6, 2004, by and between Feldman Mall Properties, Inc. and Thomas E. Wirth.(1)
10.7	Subscription Agreement, dated August 13, 2004, by and between Feldman Equities Operating Partnership, LP, Feldman Equities of Arizona, LLC and Feldman Mall Properties, Inc.(1)
10.8	Contribution Agreement, dated as of August 13, 2004, by and between James Bourg, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC.(1)
10.9	Irrevocable Contribution Agreement, dated as of August 13, 2004, by and between Lawrence Feldman, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I, Feldman Mall Properties, Inc. and Feldman Equities of Arizona, LLC.(1)
10.10	Contribution Agreement, dated as of August 13, 2004, by and between Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC.(1)
10.11	Contribution and Subscription Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart and Feldman Equities of Arizona, LLC.(1)
10.12	Dubin Ownership Interest Assignment Agreement dated as of August 13, 2004, by and between Dennis Dubin, Mildred Dubin and Feldman Equities of Arizona, LLC.(1)
10.13	Ash Ownership Interests Assignment Agreement, dated as of August 13, 2004, by and among Ash Foothills Investors, LLC, Bruce Ash, Paul Ash and Feldman Equities of Arizona, LLC.(5)
10.14	Merger Agreement, dated as of August 13, 2004, by and between Feldman Equities General Partner Inc., Feldman Equities General Partner Merger Inc., Feldman Equities Partners, LLC and Feldman Mall Properties, Inc.(1)
10.15	FHGP Merger Agreement, dated as of August 13, 2004, by and between Feldman Harrisburg General Partner Inc., Feldman Harrisburg General Partner Merger Inc., Feldman Partners, LLC and Feldman Mall Properties, Inc.(1)
10.16	Recapitalization Agreement, dated as of August 13, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc.(1)
10.17	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and James Bourg.(5)
10.18	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Kaplan.(5)
10.19	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Thomas Wirth.(5)
10.20	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Jeffrey Erhart.(5)

Exhibit
Number	Description

10.21	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Scott Jensen.(5)
10.22	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Lawrence Feldman.(5)
10.23	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Bruce Moore.(5)
10.24	Indemnification Agreement, dated as of December 21, 2004, by and between Feldman Mall Properties, Inc. and Paul McDowell.(5)
10.25	Erhart Redemption Agreement, dated as of August 13, 2004, by and between Jeffrey Erhart, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc.(1)
10.26	Feldman Partners, LLC Redemption Agreement, dated as of August 13, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc.(1)
10.27	Purchase and Sale Agreement, dated as of September 29, 2004, by and between BRE/Colonie Center LLC. and Feldman Equities Operating Partnership, LP.(1)
10.28	First Amendment to Purchase and Sale Agreement, dated December 13, 2004, by and between BRE/Colonie Center LLC and Feldman Equities Operating Partnership, LP.(3)
10.29	Second Amendment to Purchase and Sale Agreement, dated January 28, 2005, by and between BRE/Colonie Center LLC, FMP Colonie Center LLP and Feldman Equities Operating Partnership, LP.(3)
10.30	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP.(1)
10.31	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Lawrence Feldman, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP.(1)
10.32	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between James Bourg, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP.(1)
10.33	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Scott Jensen, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP.(1)
10.34	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Jeffrey Erhart, Feldman Mall Properties, Inc. and Feldman Equities Operating Partnership, LP.(1)
10.35	Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as of September 30, 2003.(1)
10.36	First Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as October 1, 2003.(1)
10.37	Second Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated November 13, 2003.(1)
10.38	Agreement Regarding Feldman Lubert Adler Harrisburg LP, dated July 19, 2004.(1)
10.39	First Amendment to Feldman Partners, LLC Redemption Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and Feldman Mall Properties, Inc.(1)
10.40	First Amendment to Recapitalization Agreement, dated as of November 15, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc.(1)
10.41	2004 Incentive Bonus Plan.(1)
10.42	2004 Equity Incentive Plan.(1)
10.43	Purchase and Sale Agreement, dated as of December 29, 2004, by and between LaSalle Bank National Association and FMP Stratford LLC.(4)
10.44	Form of Restricted Stock Agreement(5)
10.45	Employment Agreement dated November 15, 2005, by and between Feldman Mall Properties, Inc. and Wayne Snyder.(6)

Exhibit
Number	Description

10.46	Employment Agreement dated December 23, 2005, by and between Feldman Mall Properties, Inc. and Lloyd Miller.(7)
10.47	Contract for Sale and Purchase, dated April 20, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC.(8)
10.48	Amendment to Contract for Sale and Purchase, dated May 3, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC.(8)
10.49	Second Amendment to Contract for Sale and Purchase, dated June 23, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC.(8)
10.50	Second Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005.(9)
10.51	Amended and Restated Membership Interest Purchase Agreement, dated May 13, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker. (10)
10.52	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated June 9, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker.(10)
10.53	Second Amendment to Amended and Restated Membership Interest Purchase Agreement, dated July 1, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker.(10)
10.54	Real Estate Purchase and Sale Agreement, dated April 27, 2005, by and among Northgate Investments, LLC and FMP Northgate Outparcel LLC.(10)
10.55	Agreement and Release, dated November 3, 2006, between Jeffrey Erhart and Feldman Mall Properties, Inc.(11)
14.0	Code of Business Conduct and Ethics(5)
21.1	List of Subsidiaries of Feldman Mall Properties, Inc.(12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246 dated December 15, 2004).

(2)	Incorporated by reference from the Company’s Form 8-K filed on March 17, 2005.

(3)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2005.

(4)	Incorporated by reference from the Company’s Form 8-K filed on January 5, 2005.

(5)	Incorporated by reference from the Company’s Form 10-K filed on April 15, 2005.

(6)	Incorporated by reference from the Company’s Form 8-K filed on November 21, 2005.

(7)	Incorporated by reference from the Company’s Form 8-K filed on December 30, 2005.

(8)	Incorporated by reference from the Company’s Form 8-K filed on July 5, 2005.

(9)	Incorporated by reference from the Company’s Form 8-K filed on August 30, 2005.

(10)	Incorporated by reference from the Company’s Form 10-Q filed on August 15, 2005.

(11)	Incorporated by reference from the Company’s Form 8-K filed on November 6, 2006.

(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELDMAN MALL PROPERTIES, INC.
Registrant

By:	/s/ Larry Feldman
Larry Feldman
Chairman and Chief Executive Officer

Date: June 14, 2007

By:	/s/ Thomas Wirth
Thomas Wirth
Executive Vice President and
Chief Financial Officer

Date: June 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry Feldman Larry Feldman	Chairman and Chief Executive Officer (principal executive officer)	June 14, 2007

/s/ Thomas Wirth Thomas Wirth	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	June 14, 2007

/s/ James Bourg James Bourg	Executive Vice President and Chief Operating Officer and Director	June 14, 2007

/s/ Bruce Moore Bruce Moore	Director	June 14, 2007

/s/ Paul McDowell Paul McDowell	Director	June 14, 2007

/s/ Lawrence Kaplan Lawrence Kaplan	Director	June 14, 2007