Form 10-K/A
period 2006-12-31
Feldman Mall Properties, Inc.
filed 2007-08-10
CIK 1299901

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of August 1, 2007 there were 13,030,330 shares of the Registrant’s common stock outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant (12,607,747 shares) as of the last business day of the Registrant’s most recently completed second quarter (June 29, 2007) was $143,728,311. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
None

FELDMAN MALL PROPERTIES, INC.
FORM 10-K
 i

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to amend Items 10, 11, 12, 13 and 14 of Part II of our annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we originally filed with the Securities and Exchange Commission on June 14, 2007. Because our proxy statement was not filed by April 30, 2007, the 120th day after the end of our last fiscal year, parts of the definitive proxy statement were not incorporated by reference into Items 10, 11, 12, 13 and 14 of Part II of our annual Report on Form 10-K.
     In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, we are including with the Amendment No. 1 on Form 10-K/A the certifications under Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which certifications have been re-executed by our Chief Executive Officer and Chief Financial Officer, respectively, as of the date of, and are refiled as part of, this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.
     This Amendment No. 1 does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Annual Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in our Annual Report on Form 10-K.
     Unless the context otherwise requires or indicates, “we,” “our Company,” “our” and “us” refer to Feldman Mall Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Feldman Equities Operating Partnership, LP, a Delaware limited partnership, which we refer to in this Annual Report on Form 10-K/A as our “operating partnership,” and Feldman Equities of Arizona, LLC, an Arizona limited liability company, together with its subsidiaries and affiliates, which we refer to collectively herein as “Feldman Equities of Arizona,” the “predecessor” or “our predecessor.”

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     This section contains information about a variety of our corporate governance policies and practices. In this section, you will find information about how we are complying with the NYSE’s final corporate governance rules that were approved by the SEC. We are committed to operating our business under strong and accountable corporate governance practices. You are encouraged to visit the corporate governance section of our corporate website at www.feldmanmall.com to view or to obtain copies of our committee charters, code of business conduct and ethics and corporate governance guidelines. Additional information relating to the corporate governance of our company is also included in other sections of this Form 10-K/A.
     Directors
     The following table sets forth the name, age and the currently held position(s) with us by each person:

Name	Age	Title
Larry Feldman	53	Chairman and Chief Executive Officer
James C. Bourg	52	Executive Vice President and Director
Lawrence S. Kaplan (1)	64	Director
Bruce E. Moore (2)	64	Director
Paul H. McDowell (3)	46	Director

(1)	Chairman of Audit Committee and Member of Compensation Committee and Nominating and Corporate Governance Committee.

(2)	Chairman of Compensation Committee and Member of Audit Committee and Nominating and Corporate Governance Committee.

(3)	Chairman of Nominating and Corporate Governance Committee and Member of Compensation Committee and Audit Committee.
     Larry Feldman is our Chairman and Chief Executive Officer and has served as a director of the Company since our incorporation in 2004. From 1999 to 2004 he served as Chairman and Chief Executive Officer of Feldman Equities and, since April 2002, Feldman Equities of Arizona. From 1997 until 1998, he served as Chairman of the Board, Chief Executive Officer and President of Tower Realty Trust. From 1990 until 1997, Mr. Feldman served as President and Chief Executive Officer of Feldman Equities, where he was employed since 1980. Mr. Feldman is also the founder and former Chairman of the Midtown West Association of New York City and a member of the International Council of Shopping Centers and National Association of Real Estate Investment Trusts. Mr. Feldman is also currently the Chairman of the Buildings & Grounds Committee and a member of the Board of Trustees of East Woods School in Oyster Bay Cove, New York. Mr. Feldman graduated from Windham College in 1976 with a Bachelors of Science degree in Economics.
     James Bourg has served as a director of the Company since our incorporation in 2004. Mr. Bourg is an Executive Vice President of the Company and serves as our Chief Operating Officer. From 1999 to 2004, he served in various partnership capacities with Feldman Equities and, since April 2002, Feldman Equities of Arizona. From 1997 until 1999, he served as Vice President of Development and Acquisitions — Southwest Region of Tower Realty Trust. Prior to joining Tower Realty Trust, he served as the Vice President of Development & Acquisitions-Southwest Region of Tower Equities. Prior to that, Mr. Bourg was a Real Estate Investment Sales Specialist at Grubb & Ellis with emphasis on financial and real estate evaluation for institutional sellers and he has over 16 years of real estate experience. Mr. Bourg graduated from California State Polytechnic University in 1978 with a Bachelor of Science degree in accounting.
     Paul H. McDowell has served as a director of the Company since our initial public offering in December 2004. Mr. McDowell is a founder of Capital Lease Funding, Inc., or CapLease, a NYSE listed REIT, where he has been continuously employed since 1994, including as Chief Executive Officer since

March 2001, and as Senior Vice President, General Counsel and Secretary from 1994 until February 2001. He has served on the board of directors of CapLease since November 2001, where he is also chairman of the investment committee and the investment oversight committee of the board. From 1991 until 1994, Mr. McDowell was Corporate Counsel for Sumitomo Corporation of America, the principal U.S. subsidiary of one of the world’s largest integrated trading companies. As Corporate Counsel, Mr. McDowell advised on a wide range of domestic and international corporate legal matters, including acquisitions, complex financing transactions, power plant development, shipping, litigation management and real estate. From 1987 to 1990, Mr. McDowell was an associate in the corporate department at the Boston law firm of Nutter, McClennen & Fish. Mr. McDowell received a JD with honors from Boston University School of Law in 1987 and received a Bachelor of Arts from Tulane University in 1982.
     Bruce E. Moore has served as a director of the Company since our initial public offering in December 2004. Mr. Moore has been a Director of American Land Lease, a NYSE listed publicly traded REIT, since July 2001, and is a member of the Audit, Compensation, Nominating and Corporate Governance Committees. From 1998 to 2001, Mr. Moore served as President and Chief Operating Officer of American Land Lease. Mr. Moore is the founder and is the Chief Executive Officer of Brandywine Financial Services Corporation and its affiliates, or Brandywine, a private real estate firm specializing in various aspects of the real estate industry, including asset management, consulting, development, property management, brokerage and capital formation. Mr. Moore holds a Masters in Accounting and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. In addition, Mr. Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.
     Lawrence S. Kaplan has served as a director of the Company since our initial public offering in December 2004. Mr. Kaplan is a Certified Public Accountant and retired as a partner from Ernst & Young LLP in September of 2000 where he was the national director of that firm’s REIT Advisory Services group. Mr. Kaplan joined Ernst & Young LLP as a partner in 1995 and was actively involved in the formation of numerous publicly traded real estate investment trusts. After his retirement, Mr. Kaplan was retained by Ernst & Young LLP as a consultant during 2000 and 2001. Mr. Kaplan has served on the board of governors of the National Association of Real Estate Investment Trusts and has been actively involved in REIT legislative and regulatory matters for over 20 years. Mr. Kaplan is a member of the board of directors of Highwoods Properties, Inc., a publicly traded REIT, where he serves as chairman of the Audit Committee. Mr. Kaplan is also a member of the board of directors of Maguire Properties, Inc., a publicly traded REIT, where he also serves as chairman of the Audit Committee. Mr. Kaplan holds a Bachelor of Science degree from the University of Chicago and an MBA from Columbia University.
     Executive Officers
     Information for Larry Feldman and James E. Bourg is contained above under the caption “Directors”. Information with regard to our other key officer is set forth below. All of our officers serve at the pleasure of the Board and are customarily appointed as officers at the annual organizational meeting of the Board held following each annual meeting of stockholders.
     Thomas Wirth, age 44, has served as our Executive Vice President and our Chief Financial Officer since December, 2004. Mr. Wirth is responsible for managing all of our capital-raising initiatives, financial reporting and investor relations activities, as well as overseeing all other finance, treasury and accounting functions. Mr. Wirth served as a Vice President and Principal Accounting Officer of SL Green Realty Corp. from February 2004 to August 2004, Chief Financial Officer of SL Green Realty Corp. from June 1999 to February 2004, and Vice President of Finance of SL Green Realty Corp. from 1997 to 1999. Prior to joining SL Green Realty Corp., Mr. Wirth was Vice President of Financial Reporting and Analysis for Greenwich, Connecticut-based United Waste System, Inc., a waste management company acquired in 1997 by USA Waste Systems, Inc. Mr. Wirth also spent ten years with Ernst & Young LLP in various positions, including Senior Manager. Mr. Wirth received his B.A. degree in business management and accounting from Gettysburg College in 1985.

     Corporate Governance Guidelines
      Our Board has approved a set of guidelines that provide the framework for the governance of our Company. Our Board recognizes that there is on-going and energetic debate about corporate governance standards and that best practices and legal requirements will evolve over time. Our Board will review these guidelines and other aspects of governance periodically, as necessary. Our corporate governance guidelines may be found on our website at www.feldmanmall.com and are available in print to any stockholder upon request.
     Director Independence
     Our Corporate Governance Guidelines provide that a majority of the directors serving on our Board must be independent as required by NYSE listing standards. Based upon its review of all relevant facts and circumstances, our Board has affirmatively determined that three of our company’s five current directors, Lawrence S. Kaplan, Bruce E. Moore, and Paul H. McDowell, qualify as independent directors under NYSE listing standards.
     Meetings of Non-Management Directors
     Our non-management directors meet regularly in scheduled executive sessions, without management present. These meetings normally follow each scheduled quarterly meeting of our Board. The current chairman of our Board is Larry Feldman, our chief executive officer, and the current chairman of the Nominating and Corporate Governance Committee is Paul H. McDowell. Stockholders wishing to communicate directly with the chairman of the executive sessions of non-management directors or the non-management directors may send correspondence addressed in care of: Company Secretary, 1010 Northern Boulevard, Suite 314, Great Neck, NY 11021.
     Committee Charters
     Our Audit, Compensation, Disclosure and Nominating and Corporate Governance Committee charters meet the standards that have been established by the NYSE. Copies of these charters are available on our website at www.feldmanmall.com and are available in print to any stockholder upon request.
     Code of Business Conduct and Ethics
     Our Code of Business Conduct and Ethics documents the principles of conduct and ethics to be followed by our directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code, and a culture of honesty and accountability. A copy of the Code has been provided to each of our directors, officers and employees. Among its many features, the Code describes how employees can report any matter that may be of concern to them on an anonymous basis. We have also established an independent hotline service that may be used by employees who wish to report any concerns or suspected violations of our standards of conduct, policies or laws and regulations. A copy of our Code of Business Conduct and Ethics may be found on our website at www.feldmanmall.com and is available in print to any stockholder upon request.
     Audit Committee Financial Expert
     Our Board has determined that Lawrence Kaplan, the chairman of our Audit Committee, meets the criteria of an audit committee financial expert, as adopted by the SEC. Mr. Kaplan has agreed to serve as our company’s Audit Committee financial expert.
     Disclosure Committee
     We maintain a Disclosure Committee consisting of members of our executive management staff. The Disclosure Committee meets at least quarterly. The purpose of the Committee is to bring together employees involved in the preparation of our financial statements so that the group can discuss any issues or matters of which the members are aware that should be considered for disclosure in our public SEC filings. The Disclosure Committee reports to our Chief Executive Officer and, as appropriate, to our Audit Committee. The Disclosure Committee has adopted a written charter to memorialize the Committee’s purpose and procedures. A copy of the charter may be found on our website at www.feldmanmall.com.
     Communications with Stockholders
     We provide the opportunity for stockholders to communicate with the members of our Board. Communications to members of our Board, any of its committees, or one or more of its individual members may be made by mail to c/o Company Secretary, 1010 Northern Boulevard, Suite 314, Great Neck, NY 11021.
     Whistleblowing and Whistleblower Protection Policy
     Our Audit Committee has established procedures for (1) the anonymous and confidential submission by employees of complaints or concerns regarding questionable accounting and auditing matters and (2) the receipt, retention and treatment of employee complaints or concerns regarding such matters. An employee may make a report by (i) calling our Compliance Hotline at 866-294-5491, (ii) emailing our Compliance Email Box at https://secure.ethicspoint.com/domain/en/report_custom.asp ?clientid=8076, or (iii) delivering the report via regular mail, to c/o Audit Committee, Feldman Mall Properties, Inc., 1010 Northern Boulevard, Suite 314, Great Neck, NY 11021. Any such communications may be made anonymously.
     Identification of Director Candidates
     Our Corporate Governance Guidelines and the written charter of the Nominating and Corporate Governance Committee give such committee responsibility for assisting our Board in identifying and reviewing director candidates to determine whether they qualify for membership on our Board and for recommending to our Board the director nominees to be considered for election at our annual meetings of stockholders.
     Our Nominating and Corporate Governance Committee seeks candidates from diverse business, professional and educational backgrounds with the highest personal and professional ethics, integrity and values and outstanding achievements, judgment and other skills and experience that will be committed to representing the long-term interests of the company and its stockholders. The Nominating and Corporate Governance Committee reviews candidates with the objective of assembling a slate of directors that can best fulfill the company’s goals and promote the interests of stockholders.
     Members of our Board will be asked to submit recommendations to the Chairman of our Nominating and Corporate Governance Committee when it is determined that there is an opening or an anticipated opening on our Board. Our Nominating and Corporate Governance Committee may also procure the services of outside sources or third parties to assist in the identification of director candidates. If our Nominating and Corporate Governance Committee were to use the services of a third party, it would expect to pay a fee for such services.
     Our Nominating and Corporate Governance Committee will also consider director candidates recommended by our stockholders. Our Nominating and Corporate Governance Committee will apply the same standards in considering candidates submitted by stockholders as it does in evaluating candidates submitted by members of our Board.

ITEM 11. EXECUTIVE COMPENSATION
     Overview
     Set forth below is a discussion of the principles underlying our executive compensation policies and decisions, which are the most important factors relevant to an analysis of these policies and decisions. They provide qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers and places in perspective the data presented in the table and narrative that follow.
     Compensation Discussion and Analysis
     The Compensation Committee, in consultation with our Chief Executive Officer, sets our compensation philosophy.
     The basic philosophy underlying our executive compensation policies, plans, and programs is that executive and stockholder financial interests should be aligned as closely as possible, and that compensation should be based on delivering pay commensurate with performance. Accordingly, the executive compensation program for our Chief Executive Officer and our other executive officers has been structured to achieve the following objectives:
•	To attract, retain, motivate and reward key employees to drive achievement of the Company’s current and long-term strategic, business and financial goals in the creation of stockholder value;

•	To provide an appropriate mix of current compensation and long-term rewards, which is properly balanced between salary and performance-based pay and includes cash, equity compensation and other benefits;

•	To align stockholder interests and employee rewards; and

•	To establish appropriate incentives for management and employees that are consistent with the Company’s culture and values.
     In accordance with these objectives, a significant part of executive compensation is subject to the overall performance of the Company and the total return generated for the Company’s stockholders. We believe that this approach best enables us to achieve our objectives and satisfy the interests of our stockholders.
     One primary performance measure that we intend to use is the total rate of return to our stockholders, which we define as dividends paid (assuming reinvestment) plus appreciation in the price of our common stock.
     Setting Executive Compensation
     The Compensation Committee is comprised of three independent directors, Bruce Moore (Chairman), Larry Kaplan and Paul McDowell. The Compensation Committee exercises independent discretion in respect of executive compensation matters. The Compensation Committee operates under a written charter adopted by our Board, a copy of which is available on our website at www.feldmanmall.com.
     The Compensation Committee determines the total compensation and the allocation of such compensation among base salary, annual bonus amounts and other long-term incentive compensation as well as the allocation of such items among cash and equity compensation for our Chairman and Chief Executive Officer. With respect to the compensation of our other executive officers, the Compensation Committee solicits recommendations from our Chief Executive Officer regarding compensation and reviews his recommendations. We do not have a pre-established policy for the allocation between either cash and non-cash compensation or annual and long-term incentive compensation. The ultimate determination on total compensation and the elements that comprise that total compensation is made solely by the Compensation Committee.
     The Compensation Committee meets regularly during the year (four meetings during 2006) to evaluate executive performance against the goals and objectives set at the beginning of the year, to monitor market conditions in light of these goals and objectives and to review the compensation practices. The Compensation Committee then reports to our Board.
     What Executive Compensation is Designed to Reward
     The Compensation Committee has designed executive compensation to achieve three primary objectives:
•	Hiring Key Executives. Hiring an experienced, committed and effective team.

•	Linking Compensation to Performance. The Compensation Committee generally rewards the achievement of specific annual, long-term and strategic goals of both our Company and each individual executive officer. The Compensation Committee measures performance of each executive officer by considering (1) our performance and the performance of each executive officer’s department against financial measures established at the beginning of the year and (2) a subjective evaluation of each executive officer. The Compensation Committee evaluates the performance of our Chairman and Chief Executive Officer without utilizing any predetermined measures.

•	Aligning the Interests of our Executive Officers with our Stockholders. Long-term incentive compensation is designed to provide incentives for executive officers to successfully implement our long-term strategic goals and to retain such executive officer. We have designed our annual and long-term incentive programs to award performance-based equity to allow our executive officers to grow their ownership in our Company and create a further alignment with our stockholders.
     Measuring 2006 Performance
     Our compensation philosophy measures our performance as a whole and the performance of each department. Our Chief Executive Officer has prepared performance targets for each of our executive officers, other than the Chairman and Chief Executive Officer, and these performance targets have been reviewed with the Compensation Committee. These targets measure performance through the achievement of specific, objective financial goals by us and the department of each executive officer as well as through a subjective evaluation of each executive officer. The Compensation Committee has not prepared predetermined performance targets for our Chairman of our Board or our Chief Executive Officer.
     Elements of our Executive Compensation Program and Why We Chose Each Element
     Executive compensation has been structured to provide short and long-term incentives that promote continuing improvements in our financial results and returns to our stockholders. The elements of our executive compensation are primarily comprised of three elements designed to complement each other. We view the various components of compensation as related but distinct. The Compensation Committee designs total compensation packages that it believes will best create retention incentives, link compensation to performance and align the interests of our executive officers and our stockholders. Each of our named executive officers has an employment agreement with us. Such agreements provide for certain severance or change of control payments under specified circumstances.
•	Annual base salaries. Annual base salaries are paid for ongoing performance throughout the year. Our policy is to set salaries at levels we believe will attract, retain and motivate highly competent individuals. In establishing base salary levels for the Company’s key executives, we consider the executive’s position and responsibility, experience, length of service with the

Company and overall performance, as well as the compensation practices of other companies in the markets where the Company competes for executive talent. We provide this element of compensation to compensate executive officers for services rendered during the fiscal year.

•	Bonuses. We intend to award bonuses in the future to executive officers and other employees based upon: (1) overall Company performance; (2) departmental performance; (3) individual performance; and (4) other factors we determine to be appropriate. Bonuses may consist of a cash component and an equity component. The equity component will likely consist of restricted stock. Restricted stock awards typically vest in equal installments over a period of years. We provide this element of compensation because we believe that it promotes loyalty, hard work and focus, honesty and vision.

•	Long-Term Incentives. Our 2004 long-term stock incentive plan provides for long-term incentives through grants of restricted stock, long-term incentive units (“LTIP units”), stock appreciation rights, phantom shares, dividend equivalent rights and/or other equity-based awards, the exact form and number of which will vary, depending on the position and salary of the executive officer. These equity based awards will be designed to link executive compensation to our long-term common stock performance. The Compensation Committee has the full authority to administer and interpret our 2004 long-term stock incentive plan, to authorize the granting of awards, to determine the eligibility of employees, directors, executive officers, advisors, consultants and other personnel, our subsidiaries, our affiliates and other persons expected to provide significant services to us or our subsidiaries to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the 2004 long-term stock incentive plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of our 2004 long-term stock incentive plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all determinations that it deems necessary or appropriate in connection with our 2004 long-term stock incentive plan or the administration or interpretation thereof. In connection with this authority, the Compensation Committee establishes performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. We provide this element of compensation because we believe that it provides an incentive for executive officers to remain with us and focus on the long-term growth in our stock price. For more information on our 2004 long-term stock incentive plan, we refer you to our Registration Statement on Form S-11 filed by us on December 14, 2004. There were no long-term incentive awards issued in 2006 and 2005 to our current executive officers.
     Other Personal Benefits
     Employee compensation also includes various benefits, such as health insurance plans and profit sharing and retirement plans in which substantially all of the Company’s employees are entitled to participate. At the present time, we provide health, life and disability insurance plans and a 401(k) plan, standard paid time off benefits and other standard employee benefits.
     How Each Element and Our Decisions Regarding Each Element Fit Into Our Overall Compensation Objectives and Affect Decisions Regarding Other Elements
     Our compensation program seeks to reward our executive officers for their superior performance and our Company’s performance, while closely aligning the interests of our executive officers with the interests of our stockholders. In making compensation decisions, the Compensation Committee considers various measures of Company and industry performance, including funds from operations (FFO). Consistent with this approach, the Compensation Committee pays our executive officers annual base salaries in order to provide them with a minimum compensation level that is intended to reflect such executive officer’s value and contributions to our success in light of salary norms of our competitors. The Compensation Committee may elect to pay our executive officers annual incentives to reward them for achievement of financial and other performance of our Company and of such executive officer’s department, with a component of performance based on a subjective evaluation. The Compensation Committee may elect to pay our executive officers long-term incentives to act as a retention tool and to provide continued and additional incentives to maximize our stock price and thereby more closely align the economic interests of our executive officers with those of our stockholders. Through the elements of our compensation program, the Compensation Committee seeks to maintain a competitive total compensation package for each executive officer, while being sensitive to our fiscal year budget, annual accounting costs and the impact of share dilution in making such compensation payments.
     Other Matters
     Tax and Accounting Treatment. The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Section 162(m) limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executive officers with appropriate compensation for their performance. The Compensation Committee may make compensation payments that are not fully deductible if in its judgment such payments are necessary to achieve the objectives of our compensation program.
     We account for stock-based payments through our 2004 long-term stock incentive plan in accordance with the requirements of Statement of Financial Accounting Standards No. 123(R).
     Other Policies
     Although we do not have any policy in place regarding minimum ownership requirements for either our executive officers or directors, our named executive officers all have significant stakes in us. We do not have any policy in place regarding the ability of our executive officers or directors to engage in hedging activities with respect to our common stock. In addition, we do not have nonqualified deferred compensation plans.
     Compensation Committee Report
     Our executive compensation philosophy, policies, plans and programs are under the supervision of the Compensation Committee, which is composed of the non-management directors named above, each of whom has been determined by our Board to be independent under the applicable rules of the SEC and the NYSE listing standards.
     The Compensation Committee has reviewed and discussed our Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
Submitted by our Compensation Committee
Bruce E. Moore (Chairman)
Larry S. Kaplan
Paul H. McDowell

     Summary Compensation Table (1)
     The following table sets forth the annual base salary and other compensation paid or earned in 2006 to our Chief Executive Officer and our four other most highly compensated officers. The executive officers are referred to herein collectively as the “named executive officers.”

				Restricted	All
				Stock	Other
Name and Principal Position	Year (2)	Salary ($)	Bonus ($)	Awards($) (3)	Compensation ($) (4)	Total
Larry Feldman Chairman and Chief Executive Officer	2006	250,000	—	—	9,749	259,749

James C. Bourg Director, Executive Vice President and Chief Operating Officer	2006	225,000	20,000	—	8,793	253,793

Thomas Wirth Executive Vice President and Chief Financial Officer	2006	225,000	20,000	190,261	78,556	513,817

Lloyd Miller(5) Executive Vice President of Leasing	2006	225,000	117,500	142,910	76,525	561,935

Wayne Snyder(5) Executive Vice President and Chief Development Officer	2006	225,000	50,000	105,000	55,167	435,167

(1)	The columns for “Option Awards”, “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.

(2)	We have included only one year of compensation in this table, as permitted by SEC rules phasing in new disclosure requirements.

(3)	Amounts shown do not reflect compensation actually received by the named executive. Instead, the amounts in this column include the aggregate amount recognized for financial reporting purposes in accordance with SFAS No. 123(R) for restricted stock that vested during 2006. See note 2 to the financial statements included in our Form 10-K for the assumptions we made in valuing all the awards included in this column.

(4)	The amounts in this column include the following:

		Health
		Insurance	Dividends on	All Other
	Car Allowance	Premiums (a)	Stock Awards	Compensation
Larry Feldman	$6,000	$3,749	$—	$9,749
James C. Bourg	6,000	2,793	—	8,793
Thomas E. Wirth	6,000	2,556	70,000	78,556
Lloyd Miller	6,000	—	70,525	76,525
Wayne Snyder	6,000	3,667	45,500	55,167

(a)	Represents annual amounts for health insurance costs in excess of amounts paid for non-executive officers. We currently pay 75% of health insurance premiums for all full-time employees and their families and 100% of health insurance premiums for executive officers and their families. Insurance costs included in the table represent the 25% of premiums that we do not pay for all full-time employees.

(5)	Effective January 2007, Mr. Snyder is no longer employed by our Company. Effective April 2007, Mr. Miller is no longer employed by our Company.

     Stock Grants and Stock Options in 2006
     During 2006, we granted restricted stock awards totaling 135,530 shares of stock to 20 employees and 3,000 vested shares (1,000 each) to the three independent directors. Executive officers received none of these awards.
     Aggregate Option Exercises in 2006
     No options were exercised by any Company employees, officers or directors during 2006.
     Stock Vested in 2006 (1)
     The following table sets forth information about the vesting of our named executive officers’ restricted stock awards in 2006:

	Number of
	Shares	Value
	Acquired on	Realized
	Vesting	on Vesting (2)
Name	#	$
Larry Feldman	—	$—
James C. Bourg	—	—
Thomas E. Wirth	15,385	188,005
Lloyd Miller	15,500	181,970
Wayne Snyder	10,000	110,500

(1)	The columns related to stock option awards have been omitted because they are not applicable.

(2)	The amounts in this column have been computed based on the closing price of our common stock on the vesting date.
     Outstanding Equity Awards (1)
     The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2006.

Equity Incentive
			Plan Awards:	Equity Incentive
			Number of	Plan Awards:
			Unearned	Market or Payout
		Market Value	Shares,	Value of Unearned
	Number of	of Shares of	Units or Other	Shares, Units or
	Shares of Stock	Stock That	Rights	Other Rights
	That Have Not	Have Not	That Have	That Have Not
	Vested #	Vested (2) $	Not Vested #	Vested $
Larry Feldman	—	$—	—	$—
James C. Bourg	—	—	—	—
Thomas E. Wirth (3)	61,538	766,148	—	—
Lloyd Miller (4)	62,000	771,900	—	—
Wayne Snyder (5)	40,000	498,000	—	—

(1)	The columns related to stock option awards have been omitted because they are not applicable.

(2)	The amounts in this column have been computed based on the closing price of our common stock on December 29, 2006, the last business day of the year ($12.45). The actual value realized by the executive will depend on the market value of our common stock on the date that the awards vest.

(3)	These shares vest in four equal installments on January 1, 2007, 2008, 2009 and 2010.

(4)	Mr. Miller’s shares were forfeited in 2007 in connection with his departure from our Company.

(5)	Mr. Snyder’s shares were forfeited in 2007 in connection with his departure from our Company.

     Compensation Committee Interlocks and Insider Participation
     The members of our Compensation Committee are Bruce E. Moore (Chairman), Lawrence S. Kaplan, and Paul H. McDowell. No member of our Compensation Committee is or was formerly an officer or an employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Company’s Board, nor has such interlocking relationship existed in the past.
     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Directors, officers and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were met.
     Directors’ Compensation (1)
     Mr. Feldman and Mr. Bourg do not receive any compensation from us for their services as directors. The Company pays non-employee directors an annual retainer of $50,000, paid in quarterly installments of $12,500. The chairman of the Audit Committee receives an additional $30,000 per annum, paid in quarterly installments of $7,500 and the chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an additional $2,500 per annum. In addition, non-employee directors were entitled to receive 1,000 shares of stock upon completion of the Company’s initial public offering and an additional 1,000 shares upon each annual meeting of stockholders; 2,000 shares of stock were issued to each of the non-employee directors in 2005 in satisfaction of such obligations. Each stock grant to non-employee directors is non-contingent and vests immediately upon issuance. In 2006, each director received 1,000 shares of stock that vested on the grant date.

		Fees
		Earned or	Stock
Name and Principal Position	Year (2)	Paid in Cash	Awards ($) (3)	Total ($)
Lawrence S. Kaplan	2006	$80,000	11,750	$91,750
Bruce E. Moore	2006	52,500	11,750	64,250
Paul H. McDowell	2006	52,500	11,750	64,250

(1)	The columns for “Option Awards”, “Non-Equity Incentive Plan Compensation”, “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and “All Other Compensation” have been omitted because they are not applicable.

(2)	We have included only one year of compensation in this table, as permitted by SEC rules phasing in new disclosure requirements.

(3)	Amounts in this column represent the grant date fair value of the stock awards recognized for financial reporting purposes in accordance with SFAS No. 123(R). Each director received 1,000 shares of fully vested stock in 2006; the closing market price of our stock on the grant date was $11.75.
     The Company and each of our directors and executive officers have entered into indemnification agreements. The indemnification agreements provide that we will indemnify the directors and the executive officers to the fullest extent permitted by our Amended and Restated Charter and Maryland law against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation to which any of them is, or is threatened to be, made a party by reason of their status as our director, officer or agent, or by reason of their serving as a director, officer or agent of another company at our request. We will not indemnify the directors and executive officers if it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or the result of active and deliberate dishonesty, (2) the director or officer actually received an improper personal benefit, or (3) in the case of a criminal proceeding, the director or officer had reasonable cause to believe the act or omission was unlawful. In addition, we will not indemnify the directors and executive officers for a proceeding brought by a director or officer against us, except to enforce indemnification. If an amendment to the Amended and Restated Charter or Maryland law with respect to removal of limitations on indemnification is approved, the indemnification agreements will be amended accordingly. We are not required to indemnify any director or executive officer for liabilities: (1) for which he or she has already been unconditionally reimbursed from other sources, or (2) resulting from an accounting of profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. In addition, we have obtained director and officer insurance for our directors and executive officers.
     Employment Agreements
      As discussed in the Report of our Compensation Committee, our Company has a written employment agreement with Larry Feldman, the Chairman of our Board and Chief Executive Officer. If Mr. Feldman’s employment is terminated (i) by Mr. Feldman for a good reason, generally defined as material reduction of authority, duties or responsibility, reduction in annual salary below $250,000, relocation of his office more than 25 miles from Long Island, New York, failure of our Company to provide an office, equipment and secretarial assistance, failure of our Company to pay any amounts owing under the employment agreement, or our Company’s breach of the employment agreement, or (ii) by our Company other than as a result of Mr. Feldman’s death, disability, conviction of (or pleading nolo contendere to) a felony, or engagement in the performance of his duties in willful misconduct, willful or gross neglect, fraud, misappropriation or embezzlement, Mr. Feldman also will be entitled to (a) a lump sum cash payment equal to 2.99 multiplied by the sum of Mr. Feldman’s then current annual base salary and Mr. Feldman’s maximum potential bonus for the year (subject to certain minimum amounts) in which termination occurs (e.g. three times Mr. Feldman’s then current annual base salary), (b) full vesting of all outstanding equity-based awards held by Mr. Feldman, (c) three years of continuing coverage under group health plans, and (d) any additional tax gross-up payment necessary for Mr. Feldman to pay any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code. Mr. Feldman’s employment agreement also provides that, during the term of his employment and for 12 months thereafter, he will not engage in the business that competes with us or provide any services to any other company that does so, he will not solicit or hire any of our employees, and he will not interfere with our Company’s relationship with any customer or client of our Company.
     In December 2004, we entered into three-year employment agreements with James E. Bourg, an Executive Vice President and our Chief Operating Officer and Thomas Wirth, an Executive Vice President and our Chief Financial Officer. In addition to the compensation provisions described in the table above labeled “Summary of Executive Compensation,” these agreements provide that if the executive’s employment is terminated (i) by the executive for a good reason, generally defined as material reduction of authority, duties or responsibility, reduction in annual salary below $225,000, relocation of his office, failure of our Company to provide an office, equipment and secretarial assistance, failure of our Company to pay any amounts owing under the employment agreement, or our company’s breach of the employment agreement, or (ii) by our Company other than as a result of the executive’s death, disability, conviction of (or pleading nolo contendere to) a felony, or engagement in the performance of his duties in willful misconduct, willful or gross neglect, fraud, misappropriation or embezzlement, the executive also will be entitled to (a) a lump sum cash payment of equal to 2.99 multiplied by the sum of the executive’s then current annual base salary and the executive’s bonus for the year in which termination occurs (but assuming a minimum $150,000 bonus), (b) full vesting of all outstanding equity-based awards held by the executive and, for those executives holding limited partnership units in Feldman Equities Operating Partnership, LP (the operating partnership through which our Company conducts business), the immediate right to convert such units to common stock in our Company and sell the common stock, and (c) three years of continuing coverage under group health plans. Each executive’s employment agreement also provides that, during the term of his employment and for 12 months thereafter, he will not engage in the business that competes with us or provide any services to any other company that does so, he will not solicit or hire any of our employees, and he will not interfere with our Company’s relationship with any customer or client of our Company.
     On July 10, 2007, Mr. Wirth’s employment agreement was amended such that his term of employment with us will be extended for one year, or until November 6, 2008. In addition, his employment agreement was modified to provide that, for the purpose of calculating the amount to be paid to Mr. Wirth upon a Change of Control, as defined, the average bonus shall not be deemed to be less than $200,000. No other modifications have been made to his employment agreement.
     On December 17, 2006, Wayne Snyder resigned from his position of Executive Vice President of Development in order to pursue private real estate investing opportunities. As a result, the Company and Mr. Snyder terminated his employment agreement dated November 15, 2005 and he received no severance or other benefits. Mr. Snyder remained with our Company through January 9, 2007.
     Effective April 17, 2007, we entered into an agreement with Lloyd Miller, our Executive Vice President of Leasing since November 2005, pursuant to which he agreed to resign from the Company. We made a severance payment to Mr. Miller in the amount of $147,000 and also repurchased 15,500 of Mr. Miller’s shares of our common stock at a price of $12.50 per share. Subsequent to the execution of this agreement, Mr. Miller notified us that he had exercised his right to rescind the agreement. He also threatened to make a claim against us alleging breach of his employment contract with the Company. We believe that Mr. Miller’s potential claims are without merit and plan to vigorously defend any claim that is made by Mr. Miller in the future relating to this issue. We have not named a replacement for Mr. Miller.

Cost of Termination Under Employment Agreements

		Continuation of
	Cash	Medical/Welfare	Acceleration and	Excise	Total
	Severance	Benefits	Continuation of	Tax	Termination
Type of Termination/Name(1)	Payment(2)	(Actual value) (3)	Equity Awards	Gross-Up	Benefits
Termination Upon Death
Larry Feldman	—	$44,981	—	—	$44,981
Thomas E. Wirth	$25,000	30,668	$766,148	—	821,829
James Bourg	20,000	33,515	—	—	53,515

Termination Upon Disability
Larry Feldman	—	44,981	—	—	44,981
Thomas E. Wirth	25,000	30,668	766,148	—	821,829
James Bourg	20,000	33,515	—	—	53,515

Termination With Cause or With Good Reason
Larry Feldman	—	—	—	—	—
Thomas E. Wirth	—	—	—	—	—
James Bourg	—	—	—	—	—
Scott Jensen	—	—	—	—	—

Termination Without Cause or Without Good Reason
Larry Feldman (4)	2,990,000	44,981	—	—	3,034,981
Thomas E. Wirth	740,025	30,668	766,148	—	1,536,854
James Bourg	1,270,750	33,515	—	—	1,304,265
Scott Jensen	1,270,750	33,515	—	—	1,304,265

Termination in Connection With a Change of Control (COC)
Larry Feldman (4)	2,990,000	44,981	—	$1,463,901	4,498,882
Thomas E. Wirth	740,025	30,668	766,148	—	1,536,854
James Bourg	1,270,750	33,515	—	—	1,304,265
Scott Jensen	1,270,750	33,515	—	—	1,304,265

Aggregate Top 3
Termination Upon Death	45,000	109,164	766,148	—	920,325
Termination Upon Disability	45,000	109,164	766,148	—	920,325
Termination With Cause or Without Good Reason	—	—	—	—	—
Termination Without Cause or For Good Reason	5,531,500	112,011	766,148	—	6,409,672
Termination in Connection With a Change of Control (COC)	5,531,500	112,011	766,148	1,463,901	7,873,573

(1)	In analyzing the “golden parachute” tax rules (assuming that such rules are potentially applicable here), we have taken the position for purposes of completing the table that no value has been assigned to the post-termination non-competition covenants in the employment agreements with each person set forth in the table.

(2)	All amounts reflect cash.

(3)	The cost of the medical and dental insurance is based on the average cost paid by us for health insurance for named individuals during 2006, each of whom will receive these benefits for three years.

(4)	Under the employment agreement for Mr. Feldman, if any payments constitute “excess parachute payments” under Section 280G of the Internal Revenue Code (the “Code”) such that Mr. Feldman incurs an excise tax under Section 4999 of the Code, we will provide an “excise tax gross-up” payment in an amount such that Mr. Feldman would receive the same amount of severance had the excise tax not applied. The cost of the excise tax gross-up is an estimate based on a number of assumptions including: (i) Mr. Feldman is subject to a change of control during 2006, (ii) terminated on December 31, 2006 without cause following that change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information available to us as of June 30, 2007 with respect to any common stock of the Company or operating partnership units of Feldman Equities Operating Partnership LP owned by our continuing directors and executive officers, and any individual or group of stockholders known to be the beneficial owner of more than 5% of the issued and outstanding common stock. There are no other of our directors, nominees for director or executive officers who beneficially own common stock.

			% of Basic			% of Common
	Common Stock		Common	Operating		Stock If All OP
Name and Address of Beneficial	Beneficially		Stock	Partnership Units		Units Converted to
Owner(1)	Owned		Outstanding	Owned		Stock
Larry Feldman(2)	169,781		1.3%	947,610	(10)	7.7%
James C. Bourg (3)	9,615		*	233,504		1.7%
Thomas Wirth(2)	86,538	(11)	*	—		*
Lawrence S. Kaplan(4)	3,000		*	—		*
Bruce E. Moore(5)	3,000		*	—		*
Paul H. McDowell(6)	3,000		*	—		*
Wells Fargo Capital Management Incorporated(7)	1,282,700		9.8%	—		8.9%
Deutsche Bank AG(8)	1,501,600		11.5%	—		10.4%
Kensington Investment Group, Inc.(15)	1,183,404		9.1%	—		8.2%
Inland American Real Estate Trust, Inc.(12)	1,283,500		9.8%	—		8.9%
Morgan Stanley Capital Services, Inc.(13)	602,832		4.6%	—		4.2%
Mercury Real Estate Advisors LLC(14)	1,249,053		9.6%	—		8.6%
All executive officers, directors and nominees for director as a group (9)	274,934		2.1%	1,181,114		10.1%

*	Less than 1.0%.

(1)	Except as otherwise indicated and subject to applicable community property laws and similar statutes, the person listed as the beneficial owner of shares has sole voting power and dispositive power with respect to the shares.

(2)	c/o Feldman Mall Properties, Inc., 1010 Northern Avenue, Suite 314, Great Neck, NY 11021.

(3)	c/o Feldman Mall Properties, Inc., 2201 E. Camelback Road, Suite 350, Phoenix, Arizona 85016.

(4)	1561 Dolington Rd., Yardley, PA 19067

(5)	c/o Brandywine Financial Services Corp., 2 Pond’s Edge Drive — POB 500, Chadds Ford, PA 19397.

(6)	c/o Capital Lease Funding, Inc., 1065 Avenue of Americas, 19th Floor, New York, New York 10018.

(7)	This information was obtained from Schedule 13G filed with the SEC on February 5, 2007. This stockholder’s address is 525 Market Street, San Francisco, CA 94105.

(8)	This information was obtained from Schedule 13G filed with the SEC on January 31, 2007. This stockholder’s address is Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany.

(9)	This group is composed of the five directors (Larry Feldman, James Bourg, Lawrence Kaplan, Bruce Moore and Paul McDowell) and Thomas Wirth who is an executive officer but not a director.

(10)	Includes operating partnership units of Feldman Equities Operating Partnership LP issued to Feldman Partners, LLC, an Arizona limited liability company (“Feldman Partners”). Feldman Partners is controlled by Larry Feldman and is owned by Larry Feldman and his brother, sisters, children, nieces and nephews.

(11)	Includes 76,923 shares of restricted stock that will vest over five years, with the first vesting occurring January 1, 2006.

(12)	This information was obtained from Schedule 13D filed with the SEC on April 10, 2007. Assuming conversion of 2,000,000 shares of our series A preferred shares held by Inland American Real Estate Trust, Inc. (“Inland”) into 3,546,099 shares of common stock, Inland’s percentage ownership would be 29.1%. Pursuant to the purchase agreement that Inland entered into with us on April 10, 2007, the preferred shares are convertible into common shares after June 20, 2009, at an initial conversion ratio of 1:1.77305, if approved by a majority of our common stockholders. The stockholder’s address is 2901 Butterfield Road, Oak Brook, Illinois 60523.

(13)	This information was obtained from Schedule 13G filed with the SEC on February 15, 2007. The stockholder’s address is 1585 Broadway, New York, New York 10036

(14)	This information was obtained from Schedule 13D/A filed with the SEC on May 16, 2007. The stockholder’s address is 3 River Road, Greenwich, Connecticut 06807.

(15)	This information was obtained from Schedule 13G filed with the SEC on January 30, 2007. The stockholder’s address is 4 Orinda Way, Suite 200C, Orinda, CA 94563.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Certain Relationships and Related Transactions
     Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be $3.9 million and $5.3 million at December 31, 2006 and 2005, respectively. The reduction in the fair value estimate for the year ended December 31, 2006 totaling $1.4 million was caused by our reduction of the anticipated return we will receive on the project. The decrease in our anticipated return is due to an increase in the anticipated redevelopment costs and delays in the timing of certain redevelopment plans. The fair value of this obligation is assessed by management on a quarterly basis.
     Effective November 3, 2006, Jeffrey Erhart, our former General Counsel, left our Company. In connection with Mr. Erhart’s separation, we bought back his OP Units, totaling approximately 179,000 units, at a price of $9.75 per share or $1.7 million. As of December 31, 2006, we had paid 90% of this amount, or $1.6 million, to Mr. Erhart in cash. Under the terms of Mr. Erhart’s separation agreement, the remaining 10%, or $175,000, was paid in April 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Independent Auditors’ Fees and Services
     The following summarizes the fees paid to KPMG LLP for the years ended December 31, 2006 and 2005:

	2006	2005
Audit fees(1)	$1,846,485	$1,586,000
Audit-related fees(2)	153,000	141,800
Tax fees (3)	—	46,000
All other fees	—	—

Total fees	$1,999,485	$1,773,800

(1)	“Audit fees” are the aggregate fees billed by KPMG LLP for professional services rendered in connection with the Company’s annual audit, review of unaudited financial information and audit of the Company’s internal controls over financial reporting for the years ended December 31, 2006 and 2005. Excludes out-of-pocket expenses billed.

(2)	“Audit-related fees” include fees relating to audits of unconsolidated joint ventures, and audits and limited reviews of unaudited financial information relating to statements of revenues and expenses for acquired properties.

(3)	“Tax fees” are fees related to tax advice and consultation relating to REIT compliance.
     The Company’s Audit Committee is responsible for retaining and terminating the Company’s independent auditors (subject, if applicable, to stockholder ratification) and for approving the performance of any non-audit services by the independent auditors. In addition, the Audit Committee is responsible for reviewing and evaluating the qualifications, performance and independence of the lead partner of the independent auditors and for presenting its conclusions with respect to the independent auditors to the full Board.

Preapproval Policies and Procedures of our Audit Committee
     The Audit Committee Charter provides that our Audit Committee must preapprove all audit services and permissible non-audit services provided by our independent auditors, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of fees we paid to our independent auditors during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to our Audit Committee’s attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. None of the fees reflected above were approved by our Audit Committee pursuant to this de minimis exception. Our Audit Committee may delegate to one or more of its members who is an independent director the authority to grant preapprovals. All fees for services performed during 2006 and 2005 were preapproved by the Audit Committee.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     (a) Documents filed as part of this report:
 The following documents are filed as exhibits to this report:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.0	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	FELDMAN MALL PROPERTIES, INC. Registrant
	By:	/s/ Thomas Wirth
Thomas Wirth
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on August 10, 2007:

Name	Title

*	Chairman and Chief Executive Officer
Larry Feldman	(principal executive officer)

/s/ Thomas Wirth	Executive Vice President and Chief
Thomas Wirth	Financial Officer (principal financial and accounting officer)

*	Executive Vice President and Chief
James Bourg	Operating Officer and Director

*	Director
Bruce Moore

*	Director
Paul McDowell

*	Director
Lawrence Kaplan

*By:	/s/ Thomas Wirth Thomas Wirth
Attorney-in-Fact