Form 10-Q
period 2007-03-31
Feldman Mall Properties, Inc.
filed 2007-10-12
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended from March 31, 2007
or
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
(Address of principal executive offices-zip code)
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
Yes ☐      No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 13,031,870 at September 30, 2007.

FELDMAN MALL PROPERTIES, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Investments in real estate, net	$326,105	$318,440
Investment in unconsolidated real estate partnerships	34,332	32,833
Cash and cash equivalents	1,491	13,036
Restricted cash	8,351	8,159
Rents, deferred rents and other receivables, net	6,167	5,718
Acquired below-market ground lease, net	7,640	7,674
Acquired lease rights, net	8,767	9,262
Acquired in-place lease values, net	8,364	10,049
Deferred charges, net	3,370	3,284
Other assets, net	5,191	5,396

Total Assets	$409,778	$413,851

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage loans payable	$210,120	$211,451
Junior subordinated debt obligation	29,380	29,380
Secured line of credit	9,000	—
Due to affiliates	1,638	3,891
Accounts payable, accrued expenses and other liabilities	21,458	25,832
Dividends and distributions payable	—	3,315
Acquired lease obligations, net	6,306	6,823
Deferred gain on partial sale of real estate	3,515	3,515
Negative carrying value of investment in unconsolidated partnership	4,450	4,450

Total liabilities	285,867	288,657
Minority interest	11,556	11,649
Commitments and contingencies
Stockholders’ Equity
Common stock ($0.01 par value, 200,000,000 shares authorized, 13,114,870 and 13,155,062 issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	131	132
Additional paid-in capital	120,314	120,163
Distributions in excess of earnings	(8,455)	(7,637)
Accumulated other comprehensive income	365	887

Total stockholders’ equity	112,355	113,545

Total Liabilities and Stockholders’ Equity	$409,778	$413,851

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Rental	$7,709	$10,690
Tenant reimbursements	3,580	5,339
Management, leasing and development services	823	145
Interest and other income	2,648	504

Total revenue	14,760	16,678

Expenses:
Rental property operating and maintenance	4,331	5,524
Real estate taxes	1,578	2,052
Interest (including amortization of deferred financing costs)	3,111	4,175
Depreciation and amortization	3,405	4,446
General and administrative	2,937	1,881

Total expenses	15,362	18,078
Loss from operations	(602)	(1,400)
Equity in loss of unconsolidated real estate partnerships	(355)	(145)

Loss before minority interest	(957)	(1,545)
Minority interest	93	167

Net loss	$(864)	$(1,378)

Basic and diluted loss per share	$(0.07)	$(0.11)

Basic and diluted weighted average common shares outstanding	12,857	12,798
See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Amounts in thousands, except share data)
(Unaudited)
Three months ended March 31, 2007

				Distributions	Accumulated Other
	Number of	Common	Additional Paid-	in Excess	Comprehensive		Comprehensive
	Common Shares	Stock	In Capital	of Earnings	Income	Total	Loss
Balance at December 31, 2006	13,155,062	$132	$120,163	$(7,637)	$887	$113,545	$—
Net loss	—	—	—	(864)	—	(864)	(864)
Unrealized loss on derivative instruments, net of $7 recorded in interest expense	—	—	—	—	(522)	(522)	(522)
Restricted stock forfeited	(40,192)	(1)	1	—	—	—	—
Share-based compensation expense	—	—	150	—	—	150	—
Dividends on forfeited nonvested stock	—	—	—	46	—	46	—

Balance at March 31, 2007	13,114,870	$131	$120,314	$(8,455)	$365	$112,355	$(1,386)

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(864)	$(1,378)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,405	4,447
Amortization of deferred financing costs	182	167
Provision for doubtful accounts receivable	230	236
Noncash stock compensation	150	190
Interest expense (accretion) amortization, net	(804)	(791)
Amortization of ground rent	88	34
Minority interest	(93)	(167)
Equity in loss of unconsolidated real estate partnerships	355	145
Net change in revenue related to acquired lease rights/obligations	(22)	177
Change in deferred taxes	37	—
Other noncash income	(2,282)	—
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(679)	(576)
Restricted cash relating to operating activities	(10)	155
Other deferred costs	(255)	(849)
Other assets, net	(194)	103
Accounts payable, accrued expenses and other liabilities	(1,145)	(3,211)

Net cash used in operating activities	(1,901)	(1,318)

Cash Flows From Investing Activities:
Expenditures for real estate improvements	(12,706)	(4,355)
Real estate acquisition deposits	—	(2,400)
Change in restricted cash relating to investing activities	(182)	(492)
Advances to unconsolidated real estate partnerships	(1,854)	(150)
Other	—	(880)

Net cash used in investing activities	(14,742)	(8,277)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	—	29,380
Proceeds from lines of credit	9,000	—
Proceeds from promissory note	—	5,000
Repayment of mortgages and notes payable	(527)	(8,403)
Payment of deferred financing costs	(60)	(1,151)
Distributions and dividends	(3,315)	(3,331)

Net cash provided by financing activities	5,098	21,495

Net change in cash and cash equivalents	(11,545)	11,900
Cash and cash equivalents, beginning of period	13,036	14,331

Cash and cash equivalents, end of period	$1,491	$26,231

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$3,948	$4,694
Supplemental disclosures of noncash investing and financing activities:
Accrued renovation costs	6,109	1,926
Unrealized (loss) gain on derivative instruments	(522)	1,088
Dividends and distributions payable	—	3,342
See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
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
     We operate as a real estate investment trust, or REIT, incorporated in Maryland on July 14, 2004. We closed our initial offering of common stock on December 16, 2004 (our “offering”). Our wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 90.3% of, Feldman Equities Operating Partnership, LP (the “operating partnership”). We have, through such subsidiaries, control over major decisions of the operating partnership, including decisions related to sale or refinancing of the properties. FMP, the operating partnership and Feldman Equities Management, Inc. (the “service company”) were formed to continue to operate and expand the business of the predecessor. We consolidate the assets and liabilities of the operating partnership. Until the completion of the offering, FMP, the operating partnership and the service company had no operations.
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
     As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor in exchange for units of limited partnership interests in our operating partnership (“OP units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. As of March 31, 2007, these contributors own 9.7% of our operating partnership as limited partners.
     As of March 31, 2007, we owned four real estate properties and had minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania, the Foothills Mall in Tucson, Arizona and the Colonie Center Mall in Albany, New York.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies
     Basis of Quarterly Presentation
     The accompanying unaudited consolidated financial statements for interim financial information have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2007 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2006.
     Principles of Accounting and Consolidation and Equity Method of Accounting
     The accompanying unaudited consolidated financial statements have been prepared on the accrual method of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of our wholly owned subsidiaries and all partnerships in which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
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
     We have identified certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. On an ongoing basis, we evaluate estimates related to critical accounting policies, including those related to revenue recognition, the allowance for doubtful accounts receivable, investments in real estate and asset impairment. The estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.
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
     We are required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the investments in real estate. These assessments have a direct impact on net income (loss) because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income or higher net loss on an annual basis.
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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
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
     Revenue Recognition and Tenant Receivables
     Base rental revenue from rental retail property is recognized on a straight-line basis over the noncancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of March 31, 2007 and December 31, 2006, approximately $1,049 and $891, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying consolidated financial statements. “Percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants.
     As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements, and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements; however, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants. We recorded $0 and $286 of lease termination fees for the three months ended March 31, 2007 and 2006, respectively.
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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies – (Continued)
     We provide an allowance for doubtful accounts receivable against the portion of tenant receivables that is estimated to be uncollectible. Management reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,289 at March 31, 2007 and $1,088 at December 31, 2006.
     Deferred Charges
     Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of our employees provide leasing services to the properties. It’s our policy to capitalize employee compensation directly allocable to these leasing services. A portion of their compensation, approximating $184 and $291 for the three months ended March 31, 2007 and 2006, respectively, was capitalized and is being amortized over an estimated weighted average lease terms. The related amortization expense for the three months ended March 31, 2007 and 2006 was $25 and $5, respectively.
     Issuance Costs
     Costs that represent expenditures related to the issuance of common stock, including underwriting commissions and public offering costs, were charged to equity upon completion of the issuance and are recorded as a reduction to additional paid-in capital.
     Investments in Real Estate and Depreciation
     Investments in real estate are stated at historical cost, less accumulated depreciation. The building and improvements thereon are depreciated on the straight-line basis over their estimated useful lives ranging from three to 39 years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on a straight-line basis over the estimated useful lives of three to seven years.
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

	Three Months Ended
	March 31,
	2007	2006
Interest	$272	$56
Real estate taxes	79	69
Insurance	8	7

Total	$359	$132

     Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, approximately $103 and $110 for the three months ended March 31, 2007 and 2006, has been capitalized to these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.
     Predevelopment costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of a property, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies – (Continued)
     Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.
     At March 31, 2007 and December 31, 2006, investments in real estate consisted of the following:

	March 31, 2007	December 31, 2006
Buildings and improvements	$265,067	$259,095
Tenant improvements	20,473	19,015
Construction in progress	23,505	20,685
Land	34,609	34,609

Total investments in real estate	343,654	333,404
Accumulated depreciation	(17,549)	(14,964)

Investments in real estate, net	$326,105	$318,440

     Conditional Asset Retirement Obligations
     We own certain properties that contain asbestos and could require us to perform future remediation. Although we may have a legal obligation to remediate any asbestos contained in any of our investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, we do not believe that the current estimation of that liability and the related asset and cumulative catch-up of any accretion or depreciation is material to our consolidated financial statements. There is currently no obligation to perform any amount of such work that is material to the consolidated financial statements in conjunction with any current renovation or construction project. Accordingly, these amounts are not material to our consolidated financial statements.
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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies – (Continued)
     Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change. Changes in the fair value of our derivative instruments may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables, but will have no effect on cash flows.
     Purchase Accounting for Acquisition of Interests in Real Estate Entities
     We allocate the purchase price of properties to tangible and identified intangible assets acquired based on their fair value in accordance with the provisions of SFAS No. 141, Business Combinations. The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant and the “as-if-vacant” value is then allocated to land, building and related improvements based on management’s determination of the relative fair values of these assets. We have determined the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. Since June 2005, we determine the as-if vacant value by using a replacement cost method adjusted by both physical condition and possible obsolescence of the property acquired. Under this method, we obtain valuations from a qualified third party utilizing relevant third party property condition and Phase I environmental reports. We believe the replacement cost method closely approximates our previous methodology and is a better determination of the as-if vacant fair value.
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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies – (Continued)
     Purchase accounting was applied to the assets and liabilities related to the real estate properties we acquired after our offering. The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of above-market and below-market leases and in-place leases, based in each case on their fair values.
     Accumulated amortization for acquired lease rights was $3,981 and $3,486 at March 31, 2007 and December 31, 2006. Accumulated amortization for in-place lease values was $6,162 and $5,474 at March 31, 2007 and December 31, 2006, respectively. Accumulated amortization of acquired lease obligations was $3,981 and $3,464 at March 31, 2007 and December 31, 2006, respectively.
     On April 5, 2006, we acquired the Golden Triangle Mall in the Dallas suburb of Denton, Texas. The following are the amounts assigned to each major asset and liability caption at the acquisition date:

Golden
Triangle
Land	$9,198
Building and improvements	30,473
Acquired lease rights	992
In-place lease values	791
Acquired lease obligations	(1,254)

Total purchase price	$40,200

     In June 2007, we paid $1,000 of additional purchase consideration in accordance with an earn-out provision in the purchase agreement, which was recorded as an addition to in-place lease values in 2006.
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
     We have elected that our management company subsidiary and certain corporations that held small interests in the Foothills Mall be treated as a “taxable REIT subsidiary” or TRS. In general, a TRS may perform noncustomary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’ are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. As of December 31, 2006, we had net operating loss carryforwards of approximately $500 which, based on our historical and projected TRS income, we expect to fully utilize in fiscal 2007. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies – (Continued)
     For the three months ended March 31, 2007, we recorded income tax expense of $43, of which $37 was deferred and $6 was recorded as a current liability. This expense is included in general and administrative expenses in our consolidated statement of operations. There was no income tax provision for the three months ended March 31, 2006.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Our tax returns for fiscal years 2004, 2005 and 2006 remain subject to examination by the relevant tax jurisdictions. We adopted this interpretation effective January 1, 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements.
     Loss Per Share
     We present both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Based on our net loss for the three months ended March 31, 2007 and 2006, both basic and diluted weighted average common shares outstanding were 12,856,661 for 2007 and 12,798,310 for 2006. Our computation of loss per share excludes unvested share awards and OP units in the aggregate amount of 1,671,438 for 2007 and 1,877,533 for 2006 because their effect is antidilutive.
     Segment Information
     Our Company is a REIT engaged in owning, managing, leasing and repositioning Class B regional malls and has one reportable segment, which is retail mall real estate.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007, although early application is allowed. We are in the process of assessing the impact that the adoption of this standard on January 1, 2008 may have on our consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies – (Continued)
     In February 2007, the FASB Issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed if an entity also adopts SFAS No. 157. We do not believe that the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.
     Share-Based Deferred Compensation
     We have a deferred compensation plan under which we are authorized to issue up to 469,221 shares of common stock to employees. As of March 31, 2007, we had granted 346,580 shares of restricted common stock, net of forfeitures, which vest annually over periods ranging from two to five years.
     Restricted stock awards entitle the holder to shares of common stock as the award vests. We measure the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.
     The following describes the shares of unvested common stock for the three months ended March 31, 2007 and 2006:

	Number of Unvested Shares		Weighted Average Share Price
	2007	2006	2007	2006
Beginning balance	326,074	285,100	$11.28	$11.23
Shares granted	—	48,010	—	11.60
Shares vested	(32,675)	(33,021)	12.27	12.37
Shares forfeited	(40,192)	—	(10.51)	—

Ending balance	253,207	300,089	11.27	11.18

     Share-based compensation expense included in net loss for the three months ended March 31, 2007 and 2006 was $125 and $104, respectively. Gross share-based compensation was $150 and $190 for the three months ended March 31, 2007 and 2006, respectively. It’s our policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $25 and $86 were capitalized for the three months ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007, there was $2,097 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the plan, which are expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares that vested during the current year period was $401.
     Reclassification
     Certain prior period balances have been reclassified to conform to the current period presentation.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
3. Mortgage Loans Payable
     At March 31, 2007 and December 31, 2006, mortgage loans payable consisted of the following:

	March 31, 2007	December 31, 2006
Mortgage loan payable – interest only at 125 basis points over LIBOR (6.625% at March 31, 2007 and December 31, 2006) payable monthly, due January 2008, secured by Stratford Square Mall property	$75,000	$75,000

Mortgage loan payable – interest at 8.60% payable monthly due July 11, 2029, anticipated repayment on July 11, 2009, secured by the Tallahassee Mall property	44,952	45,100

Mortgage loan payable – interest at 6.60% payable monthly, due October 11, 2032, anticipated prepayment date of November 11, 2012, secured by the Northgate Mall property	77,919	78,201

Mortgage loan payable – interest at 5.15% payable monthly, due November 1, 2013, secured by the JCPenney Parcel at the Stratford Square Mall	3,105	3,202

Total mortgages outstanding	200,976	201,503

Assumed above-market mortgage premiums, net	9,144	9,948

Total mortgage loans payable	$210,120	$211,451

     On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note is 5.15%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium was $3 for the three months ended March 31, 2007.
     On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60% with an anticipated prepayment date of 2012 and a final maturity date of 2032. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $350 and $351 for the three months ended March 31, 2007 and 2006, respectively.
     On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $451 and $457 for the three months ended March 31, 2007 and 2006, respectively.
     In January 2005, we completed a $75,000, three-year first mortgage financing collateralized by the Stratford Square Mall. The mortgage bears interest at a rate of LIBOR plus 125 basis points and has two one-year extensions.
     In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75,000 swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum. This mortgage was refinanced in May 2007. See note 15, “Subsequent Events - $104,500 Stratford Square Refinancing”.
     During December 2005, we entered into a $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cashflows on LIBOR-based loans at 4.91% per annum.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
3. Mortgage Loans Payable – (Continued)
     Aggregate principal payments of our mortgage loans as of March 31, 2007 are as follows:

2007	$1,512
2008	77,160
2009	45,618
2010	1,786
2011	1,901
2012 and thereafter	72,999

Total principal payments	200,976
Assumed above-market mortgage premiums, net	9,144

Total	$210,120

     Certain of our mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. As of and for the period ended March 31, 2007, we were in compliance with these debt covenants.
4. Junior Subordinated Debt Obligation
     During March 2006, we completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of preferred securities issued by our wholly owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by us. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently (after April 2011) at a variable interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.45% per annum. The notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011. The preferred securities do not have a stated maturity date; however, the preferred and common securities are subject to mandatory redemption upon the redemption or maturity of the notes.
     The principal amount of the junior subordinated notes of $29,380 is reported as an obligation on our consolidated balance sheet. However, because we are not deemed to be the primary beneficiary of the Trust under FIN46R, we account for our investment under the equity method of accounting and record our investment in the Trust’s common shares of $880 as part of other assets on our consolidated balance sheet.
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
     In July 2007, we received a notice of default from the holders of the common and preferred securities of the Trust due to our failure to timely deliver our March 31, 2007 and June 30, 2007 financial statements. We have been granted limited waivers of this default and the cure period for both the first and second quarter financial statements has been extended to October 13, 2007.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
5. Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit. Loan draws and repayments are at our option. Interest is payable monthly at a rate equal to LIBOR plus a margin ranging from 1.40% to 2.00% or, at our option, the prime rate plus a margin ranging from zero to 0.25%. The applicable margins depend on our debt coverage ratio as specified in the loan agreement. Commitment fees are paid monthly at the rate of 0.125% to 0.25% of the average unused borrowing capacity.
     The secured line of credit matures on April 4, 2008, which upon lender approval may be extended annually for additional 12-month periods. In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13,000 for a fee of 0.5% of the face amount. As of March 31, 2007, a letter of credit was outstanding under this agreement that amounted to $10,250 and is renewable through the maturity date of the loan.
     The secured line of credit agreement contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. As of March 31, 2007, we were in compliance with the covenant requirements. The outstanding balance on the secured line of credit at March 31, 2007 was $9,000 and the interest rate was 6.78%.
     See note 15, “Subsequent Events – Increase in the Secured Line of Credit.”
6. Related Party Transactions
     We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for an annual management fee, ranging from 2% to 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreements. In addition, we earn customary brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $823 and $145 for the three months ended March 31, 2007 and 2006, respectively. These fees are recorded in management, leasing and development services on the accompanying consolidated statements of operations.
     In July 2005, we entered into a consulting contract with Ed Feldman, the father of our chairman and CEO, Larry Feldman, to provide professional services. The agreement pays Mr. Feldman $3 per month. For the three months ended March 31, 2007 and 2006, Mr. Feldman received $9 and $6, respectively.
7. Rentals Under Operating Leases
     We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from our tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. Our rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by the amortization of below-market leases. Amounts included in rental revenue based on recording lease income on the straight-line basis were $168 and $187 for the three months ended March 31, 2007 and 2006, respectively.
     The minimum future base rentals under non-cancelable operating leases as of March 31, 2007 are as follows:

Year Ending December 31,
2007 nine months	$18,182
2008	21,934
2009	19,409
2010	17,568
2011	14,948
2012 and thereafter	47,541

Total future minimum base rentals	$139,582

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
7. Rentals Under Operating Leases – (Continued)
     Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers; consequently, our credit risk is concentrated in the retail industry. For the three months ended March 31, 2007 and 2006, no tenant exceeded 10% of rental revenues.
8. Due to Affiliates
     At March 31, 2007 and December 31, 2006, amounts due to affiliates primarily reflect obligations to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property with a construction loan, (ii) a probability weighted sale date of the property, and (iii) sales proceeds estimated by management based upon an estimated multiple of future net operating income. Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be $1,638 and $3,891 at March 31, 2007 and December 31, 2006, respectively, and is included in due to affiliates. The reduction in the fair value estimate for the three months ended March 31, 2007 totaling $2,253 has been reflected in interest and other income in the accompanying consolidated statement of operations. The reduction in the liability in 2007 was caused by our reduction of the anticipated return we will receive on the project. The decrease in our anticipated return is due to a decrease in anticipated construction financing proceeds and delays in the timing of certain redevelopment plans. The fair value of this obligation is assessed by management on a quarterly basis.
9. Stockholders’ Equity
     Our authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2007 and December 31, 2006, 13,114,870 and 13,155,062 shares of common stock were issued and outstanding, respectively. We have not issued any shares of preferred stock as of March 31, 2007. See note 15, “Subsequent Events – Convertible Preferred Equity Financing.”
10. Minority Interest
     Minority interest relates to the interests in the operating partnership that are not owned by us, which were approximately 9.7% as of March 31, 2007 and December 31, 2006. In conjunction with our formation, certain persons and entities contributing ownership interests in our predecessor to the operating partnership received OP units. Limited partners who acquired OP units in our formation transactions have the right to require our operating partnership to redeem part or all of their OP units for cash, or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those OP units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.
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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
11. Commitment and Contingencies – (Continued)
     Adjacent to the Stratford Square Mall are five third-party owned anchor tenant spaces. We have entered into an operating agreement with these five anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreements terminate in March 2031.
     At March 31, 2007, we have commitments to make tenant improvements and other capital expenditures in 2007 in the amount of approximately $1,000. In addition, in connection with leases that have been signed through March 31, 2007 included in the redevelopment expansion plans of the malls and current redevelopment activity, we are committed to spend approximately $25,500 in the remainder of 2007.
     In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by us, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss with respect to certain amounts of our debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year-ends thereafter.
     We also have agreed to maintain approximately $10,000 of indebtedness and to offer the contributors the option to guarantee $10,000 of the operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions. As of March 31, 2007, Feldman Partners, LLC, an affiliate of Larry Feldman, guarantees $8,000 of the loan secured by the Stratford Square Mall.
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
     On the closing date, the Foothills JV extinguished the existing first mortgage loan totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage loan. The $81,000 first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains customary loan covenants and the Foothills JV is in compliance with all such covenants as of and for the period ended March 31, 2007. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Foothills JV. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills JV for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2,000. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills JV in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills JV and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills JV is not a VIE and account for our investment in the joint venture under the equity method.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
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
     As of March 31, 2007, the Foothills JV has commitments for tenant improvements, renovation costs and other capital needs in the amount of approximately $6,000 in 2007 and intends to fund them from operating cash flow.
     Harrisburg Mall
     We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003.
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50,000 and no principal payments until the maturity date in March 2008. The interest rate is LIBOR plus 1.625% per annum. The effective rates on the loan at March 31, 2007 and December 31, 2006 were 6.945% and 6.975%, respectively.
     Under certain circumstances the partnership may extend the maturity of the loan for three, one-year periods. The partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63% and we are liable for $1,850 or 37%.
     The balance outstanding under the loan was $49,750 as of March 31, 2007 and December 31, 2006. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.
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
     As of March 31, 2007, the partnership has commitments for tenant improvements and other capital expenditures in the amount of $254 to be incurred in 2007 and intends to fund them from operating cash flow. The partnership has additional renovation cost commitments of approximately $12,800, which it anticipates will be completed in 2007. The partnership will fund these renovation costs with additional financing activity or equity contributions.
     Colonie Center Mall
     On September 29, 2006, we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall located in Albany, New York. Under the terms of the contribution agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Colonie JV”). Heitman’s contribution of $47,000 to the venture represents approximately 75% of the equity in the property. Our contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have made preferred capital contributions of approximately $16,700 as of March 31, 2007 that were used primarily to fund construction costs. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling approximately $46,000. To the extent these costs exceed $46,000, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
12. Investments in Unconsolidated Partnerships – (Continued)
     We accounted for our contribution to the Colonie JV as a partial sale of the real estate and, due to our continuing involvement in the property, deferred the $3,515 gain. This deferred gain is recorded as a liability in our consolidated balance sheet.
     The LLC Agreement between us and Heitman allows a buy-sell process to be initiated by us at any time on or after January 30, 2010 or by Heitman at any time on or after November 1, 2010. There are additional provisions regarding disputes, defaults and change in management that allow Heitman to initiate a buy-sell process. The member initiating the buy-sell must specify a total purchase price for the property and the amount of the purchase price that would be distributed to each of the two members, with the allocation of the total purchase price being subject to arbitration if the parties disagree. The member receiving the buy-sell notice must elect within 60 days to either allow the initiating member to purchase the recipient’s interest in the Colonie JV for the price stated in the notice or to purchase the initiating member’s interest in the joint venture.
     In connection with the recapitalization of the property, the Colonie JV refinanced the property with a new construction facility (the “Loan”) with a maximum loan commitment of $109,800 and repaid the existing $50,766 mortgage loan on the property. On February 13, 2007, the Colonie JV borrowed an additional $50,055 under the Loan and on February 27, 2007, the Loan was increased by $6,500 to $116,300. We received a partial return of our preferred capital contributions in the amount of $6,500 with the proceeds from borrowings under the Loan.
     The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements, for up to two additional years. In connection with the Loan, the Colonie JV entered into a two-year interest rate protection agreement fixing the initial $50,766 of the Loan at all-in interest rate of 6.84%. The Colonie JV has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan. The Loan has no lockout period, however, the Loan is subject to prepayment fees ranging from 1.5% to 1.0% through March 2008. The Loan contains financial covenants requiring the Colonie JV to maintain certain financial debt service coverage ratios, among other requirements. As of March 31, 2007, the Colonie JV was in compliance with all required loan covenants.
     The Colonie JV has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $39,600 to be incurred during 2007 and $4,900 thereafter. The Colonie JV intends to fund these commitments from loan proceeds, equity contributions and operating cash flow.
     We are the managing member of the Colonie JV and are responsible for the management, leasing and construction of the property and charge customary market fees for such services.
     Condensed combined balance sheets for our unconsolidated joint ventures are as follows:

	March 31, 2007	December 31, 2006
Investment in real estate, net	$272,327	$257,041
Receivables including deferred rents	1,498	5,768
Other assets	38,893	31,865

Total assets	$312,718	$294,674

Mortgage loans payable	$197,799	$181,516
Other liabilities	35,835	34,525

Owners’ equity	79,084	78,633

Total liabilities and owners’ equity	$312,718	$294,674

The Company’s share of owners’ equity	$20,199	$20,159

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
12. Investments in Unconsolidated Partnerships – (Continued)
     Condensed combined statements of operations for our unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenue	$9,110	$2,673
Operating and other expenses	(5,145)	(1,629)
Interest expense (including the amortization of deferred financing costs)	(3,072)	(792)
Depreciation and amortization	(3,090)	(833)

Net loss	$(2,197)	$(581)

The Company’s share of net loss	$(355)	$(145)
     The difference between our investments in unconsolidated joint ventures and our share of the owners’ equity is due primarily to the suspension of losses recognized related to the Foothills JV (note 2) and net amounts receivable from and preferred equity investment in the joint ventures that are included in investments in unconsolidated real estate partnerships in the consolidated balance sheets.
13. Fair Value of Financial Instruments
     As of March 31, 2007 and December 31, 2006, the fair values of our mortgage and other loans payable were approximately the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, and accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.
14. Financial Instruments — Derivatives and Hedging
     The following summarizes the notional and fair value of our derivative financial instruments at March 31, 2007. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value
Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$793
Interest Rate Swap	75,000	4.91%	1/2008	1/2011	(388)
     On March 31, 2007, the fair values of the derivative instruments were recorded in other assets and accounts payable, accrued expenses and other liabilities. Over time, the unrealized gain of $365 held in accumulated other comprehensive income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $737 will be reclassified between accumulated other comprehensive income and earnings within the next 12 months.
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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
15. Subsequent Events – (Continued)
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
     Increase in the Secured Line of Credit
     On April 20, 2007, we increased our current secured line of credit (the “Line”) from $24,600 to $30,000. The maturity date of the Line is April 2009. The Line is secured by the Golden Triangle Mall and is recourse to us if the fixed charge ratio of the property is higher than 1.5. See Note 5.
     $104,500 Stratford Square Refinancing
     On May 8, 2007, we closed on a $104,500 first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options.
     In connection with the refinancing of the Stratford Square Mall mortgage in May 2007, we entered into an additional $29,500 swap that matures in May 2010. The effect of this swap is to fix the all-in interest rate of $29,500 of the mortgage at 6.65% per annum.
     On the closing date, $75,000 of the loan proceeds were used to retire Stratford Square’s outstanding $75,000 first mortgage. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project.
     Dividend
     On May 14, 2007, our board of directors declared a quarterly dividend of $0.2275 per common share for the quarter ending March 31, 2007. The dividend was paid on May 25, 2007 to shareholders of record at the close of business on May 18, 2007.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
March 31, 2007
(Dollar amounts in thousands, except share and per share data)
15. Subsequent Events – (Continued)
     Lloyd Miller — EVP of Leasing
     Effective April 17, 2007, we entered into an agreement with Lloyd Miller, our former Executive Vice President of Leasing since November 2005, pursuant to which he agreed to resign from the Company and we made a severance payment to Mr. Miller in the amount of $147 and also repurchased 15,500 of Mr. Miller’s shares of our common stock at a price of $12.50 per share. Subsequent to the execution of this agreement, Mr. Miller notified us that he had exercised his right to rescind the agreement. He also threatened to make a claim against us alleging breach of his employment contract with the Company. We believe that Mr. Miller’s potential claims are without merit and plan to vigorously defend any claim that is made by Mr. Miller in the future relating to this issue. An arbitration hearing on this matter will take place in December 2007.

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
Critical Accounting Policies
     A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, are set forth below. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of our financial position and results of operations. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ from these estimates.
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
     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and the company has no continuing obligation to provide services to such former tenants.
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
     Principles of Consolidation and Equity Method of Accounting
     Our unaudited consolidated financial statements include all of the accounts of the wholly owned subsidiaries of our operating partnership. All intercompany balances and transactions have been eliminated in consolidation.
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
     The building and improvements thereon are depreciated on the straight-line basis over an estimated useful life ranging from three to 39 years. Tenant improvements are depreciated on the straight-line basis over the shorter of the lease term or their estimated useful life. Equipment is being depreciated on a straight-line basis over estimated useful lives of three to seven years.
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
     We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, third-party appraisals or other relevant data. Since June 2005, we determine the as-if-vacant value by using a replacement cost method. Under this method we obtain valuations from a qualified third party utilizing relevant-third party property condition and Phase I environmental reports. We believe the replacement cost method closely approximates our previous methodology and is a better determination of the as-if vacant fair value.
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
Results of Operations
     Overview
     The discussion below relates to our results of operations which, throughout the periods discussed below, were engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall (“Foothills”), Harrisburg Mall (“Harrisburg”), Stratford Square Mall (“Stratford”), Colonie Center Mall (“Colonie”), Northgate Mall (“Northgate”), Tallahassee Mall (“Tallahassee”) and Golden Triangle Mall, (“Golden Triangle”). During the redevelopment and repositioning period, some of our properties may experience decreases in occupancy and corresponding net operating income. For the following reasons, the results of operations of our Company for the three months ended March 31, 2007 may not be comparable to the corresponding period in 2006:
•	During March 2006, we completed the issuance and sale in a private placement of $29.4 million in aggregate principal amount of junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequent to April 2011 at a variable interest rate equal to LIBOR plus 3.45% per annum. The Notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

•	On April 5, 2006, we acquired Golden Triangle in the Dallas suburb of Denton, Texas, for approximately $41.2 million (including $1.0 million of additional consideration paid in accordance with an earn-out provision in the purchase agreement). Including non-owned anchors, Golden Triangle is a 765,000 square-foot regional mall.

•	On April 5, 2006, in connection with the acquisition of Golden Triangle, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. As of March 31, 2007, the outstanding balance was $9,000.

•	On April, 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square for a price of $6.7 million. The purchase price included assumption of a loan secured by the property and had a principal balance of approximately $3.5 million.

•	On June 29, 2006, we contributed Foothills to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture refinanced the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $29.4 million gain on the partial sale of the property. A portion of the proceeds from the transaction was used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding on our credit facility provided by Kimco Realty Corp.

•	On September 29, 2006, we contributed Colonie to a joint venture and retained a 25.0% interest. In connection with this transaction, the joint venture refinanced the existing $50.8 million first mortgage bridge loan with a first mortgage and construction facility with a maximum capacity commitment of $109.8 million. As a result of these transactions, we received approximately $41.2 million and recorded a $3.5 million deferred gain. A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006.
Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006
     Revenues
     Rental revenues decreased approximately $3.0 million, or 27.9%, to $7.7 million for the three months ended March 31, 2007 compared to $10.7 million for the prior year period. The decrease resulted from $4.1 million due to the sales of Colonie and Foothills, offset in part by $1.0 million of revenue from Golden Triangle.
     Revenues from tenant reimbursements decreased approximately $1.7 million, or 32.9%, to $3.6 million for the three months ended March 31, 2007 compared to $5.3 million for the prior year period. The decrease was primarily due to the sales of Colonie and

Foothills, which combined accounted for $2.3 million of prior year revenues, offset in part by $483,000 of revenue from Golden Triangle.
     Revenues from management, leasing and development services increased approximately $678,000 to $823,000 for the three months ended March 31, 2007 compared to $145,000 for the prior year period. The increase is primarily due to fees charged to the Colonie and Foothills joint ventures.
     Interest and other income increased approximately $2.1 million to $2.6 million for the three months ended March 31, 2007 compared to $504,000 for the prior year period. The increase was primarily due to a $2.3 million reduction in the estimated fair value of our obligation to the OP unit holders related to the Harrisburg partnership. The reduction is primarily due to lower estimated construction loan proceeds and projected delays in the sale of the property. We do not expect to record a similar adjustment to this obligation in the second quarter of 2007. We also recorded lower lease termination fees in the 2007 period compared to the prior year period ($286,000) and income representing a return on preferred capital contributions to the Colonie joint venture ($245,000). The remaining change is due to a decrease in miscellaneous other income items.
     Expenses
     Rental property operating and maintenance expenses decreased $1.2 million, or 21.6%, to $4.3 million for the 2007 first quarter compared to $5.5 million for the prior year period. The decrease is due primarily to the sales of Colonie and Foothills, which combined accounted for $2.4 million of 2006 first quarter expense, offset in part by $639,000 of expense attributable to Golden Triangle. Rental property operating and maintenance expenses incurred by our other four malls increased overall by $584,000.
     Real estate taxes decreased approximately $474,000, or 23.1%, to $1.6 million for the three months ended March 31, 2007 compared to $2.1 million for the prior year period. The decrease in real estate taxes was primarily due to $891,000 recorded by Colonie and Foothills in the prior year ended. The decrease was partially offset by a $190,000 increase from Golden Triangle and increases in taxes at the other malls.
     Interest expense decreased $1.1 million, or 25.5%, to $3.1 million for the 2007 first quarter compared to $4.2 million for the prior year period. The decrease was due primarily to the sales of Colonie and Foothills, which combined accounted for $1.5 million of mortgage interest expense in the prior year period, and a $255,000 increase in capitalized interest. These decreases were offset in part by interest on the secured line of credit of $134,000 and $550,000 of interest on the Notes.
     Depreciation and amortization expense decreased $1.0 million, or 23.4%, to $3.4 million for the 2007 first quarter compared to $4.4 million for the prior year ended. The decrease is primarily due to a $1.4 million decrease related to the sales of Colonie and Foothills and $229,000 from lower in-place lease amortization throughout the portfolio as some acquired leases expired. The decrease was partially offset by $432,000 of depreciation expense from Golden Triangle and an increase in depreciation expense of $178,000 due to an increase in tenant and building improvements.
     General and administrative expenses increased approximately $1.0 million, or 56.1%, to $2.9 million for the three months ended March 31, 2007 compared to $1.9 million for the 2006 first quarter. The increase was primarily due to an increase in personnel costs due to growth in staff in connection our increased redevelopment and joint venture activity ($237,000) and additional costs, primarily professional fees ($681,000). We expect our second quarter 2007 expense to increase further due to increased professional fees and a charge for the resignation of Lloyd Miller.
     Other
     Equity in loss of unconsolidated real estate partnership represents our share of the equity in the earnings of the joint ventures owning Harrisburg and, in the current year period, Colonie. The equity in loss of unconsolidated real estate partnerships totaled $355,000 for the three months ended March 31, 2007 as compared to $145,000 for the prior year period; most of the increase was related to Colonie.
     Minority interest for the three months ended March 31, 2007 and 2006 represents the unit holders in our operating partnership, which represents 9.7% and 10.9%, respectively, of our income.
     Cash Flows
     Comparison of the Three Months ended March 31, 2007 to the Three Months ended March 31, 2006
     Cash and cash equivalents were $1.5 million and $26.2 million at March 31, 2007 and 2006, respectively, and were $13.0 million at December 31, 2006.
     Cash used in operating activities totaled $1.9 million for the three months ended March 31, 2007, as compared $1.3 million for the prior year period. The decrease in cash flow from operating activities is primarily due to an increase in general and administrative costs totaling $1.0 million and a $3.2 million decrease in cash operating income as a result of the contribution of Colonie and Foothills to joint ventures, net of a $674,000 increase in cash operating income from Golden Triangle and a $678,000 increase in fee income from management, leasing and development services. The remaining increase is due to increases in accounts receivable and other operating assets and the timing of payment of accounts payable and other liabilities.
     Net cash used in investing activities increased to $14.7 million for the three months ended March 31, 2007 as compared to $8.3 million for the prior year period, as our real estate development expenditures increased by $8.4 million. In the prior year period, we expended $2.4 million for a deposit on the purchase of Golden Triangle and $880,000 to purchase the shares in our wholly owned statutory trust (see note 4 to the consolidated financial statements). In the current year period, cash advances to our joint ventures totaled $1.9 million compared to $150,000 in the prior year period.
     Net cash provided by financing activities totaled $5.1 million for the three months ended March 31, 2007 as compared to $21.5 million for the prior year period. During the three months ended March 31, 2006, we received cash proceeds of $29.4 million from the sale of junior subordinated notes, paid dividends and distributions of $3.3 million and paid $1.2 million in financing costs. In the current year quarter, net cash from financing activities was provided by draws on our secured line of credit totaling $9.0 million. We paid cash dividends and distributions in the amount of $3.3 million.
Liquidity and Capital Resources
     Overview
     As of March 31, 2007, we had approximately $1.5 million in cash and cash equivalents on hand. In addition, we had $5.4 million of availability under our line of credit secured by the Golden Triangle Mall. At March 31, 2007, our total consolidated indebtedness outstanding was approximately $239.4 million, or 58.4% of our total assets.
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
     Short-Term Liquidity Requirements
     Our short-term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to our OP unit holders, funds for capital expenditures and funds for potential acquisitions. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2007, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $1.0 million to be incurred during 2007, which we intend to fund from existing cash and cash from operating activities. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.
     In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we will have expenditures for redevelopment and renovation of our properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of March 31, 2007, in connection with leases signed in 2006 and anticipated leases to be signed during 2007, our commitments for redevelopment and renovation costs are approximately $25.5 million for the remainder of the year ending December 31, 2007; however, we expect to spend approximately $46.1 million during the remainder of 2007 and a total of $79.2 million in 2008 and 2009. We believe that our current cash on hand, the capital transactions above and the additional corporate-level financing activity, property-level construction loans and secured line of credit will be adequate to fund operating and capital requirements.
     In addition, as of March 31, 2007, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $254,000 to be incurred in 2007. The joint venture intends to fund these commitments from operating cash flow, cash on hand and state and local government grants. As of March 31, 2007, the joint venture has commitments for renovation costs totaling $13.0 million, which it anticipates will be spent in 2007. We expect that total renovation costs through the duration of 2007 will amount to approximately $16.1 million. We anticipate funding the renovation with cash on hand, operating cash flows, additional borrowings and equity contributions from the partners; we are responsible for 25% of any necessary equity contributions.
     As of March 31, 2007, the joint venture owning the Colonie Center Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $44.5 million, of which $39.6 million will be spent in 2007 and the remainder in 2008. The joint venture intends to fund these commitments from additional borrowing on an existing construction loan commitment, operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund 100% of any renovation hard cost overruns, as defined by the joint venture contribution agreement. Subsequent to the closing of the joint venture, we contributed additional equity totaling $16.7 million, most of which was used to fund such cost overruns, and have also issued a $10.25 million letter of credit against our unsecured line of credit that will remain outstanding until the project is complete. We do not expect additional significant equity contributions will be required in the short or long term. We have agreed to guarantee that certain property redevelopment project costs will not exceed $46 million. To the extent these costs exceed $46 million, our preferred equity contributions, and any funds drawn from our letter of credit, will be reclassified as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.
     As of March 31, 2007, the joint venture owning Foothills has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $6.0 million, all of which will be incurred in 2007. The joint venture intends to fund these commitments from operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund any cost overruns up to $350,000 related to the construction of a 15,550 square-foot junior anchor tenant.
     Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of Golden Triangle, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR. The outstanding balance on the secured line of credit at March 31, 2007 was $9,000 and the interest rate was 6.78%. As of December 31, 2006, there was no outstanding balance on our secured line of credit. The secured line of credit allows for the issuance of letters of credit up to $13.0 million at 50 basis points over LIBOR. As of March 31, 2007, letters of credit outstanding under this agreement amounted to $10.25 million and are renewable through the maturity date of the loan. The secured line of credit contains customary covenants requiring us to, among other things, maintain certain financial coverage ratios. As of March 31, 2007, we were in compliance with the covenant requirements.
     On April 20, 2007, we increased our borrowing capacity under the secured line of credit from $24.6 million to $30.0 million. The maturity date of the secured line of credit was extended from April 2008 to April 2009. The secured line of credit is recourse to us if the fixed charge coverage ratio related to Golden Triangle is higher than 1.5.
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
     In connection with the refinancing of the Stratford Square Mall mortgage in May 2007, we entered into an additional $29.5 million swap that matures in May 2010. The effect of this swap is to fix the all-in interest rate of $29.5 million of the mortgage at 6.65% per annum.
     Also, see “Long-Term Liquidity Requirements — Mortgage Loans” for additional discussions on potential early refinancing activity.
     Long-Term Liquidity Requirements
     Our long-term liquidity requirements consist primarily of funds necessary for acquisition, renovation and repositioning of new properties, nonrecurring capital expenditures and payment of indebtedness at maturity. We expect to meet our long-term liquidity requirements through net cash from operations, existing cash, additional long-term secured and unsecured borrowings, the issuance of additional equity or debt securities and additional property-level joint ventures.
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
Contractual Obligations
     The following table summarizes our contractual payment obligations due to third parties as of March 31, 2007 (in thousands):

		Our Share of		Our Share of
		Capital Expenditure		Long-Term
	Consolidated	Commitments in	Consolidated	Debt in
	Capital Expenditure	Unconsolidated	Long-Term	Unconsolidated	Operating and
Year	Commitments	Joint Ventures	Debt(1)	Joint Ventures(1)	Ground Leases	Total
2007(nine months)	$26,543	$15,007	$13,151	$2,681	$454	$57,836
2008	—	1,218	88,782	31,846	578	122,424
2009	—	—	53,254	1,517	510	55,281
2010	—	—	9,313	1,517	429	11,259
2011	—	—	9,313	1,640	331	11,284
2012 and thereafter	—	—	168,797	31,650	23,571	224,018

Total	$26,543	$16,225	$342,610	$70,851	$25,873	$482,102

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

     Mortgage Loans
     Northgate Mall
     On July 12, 2005, we assumed a $79.6 million first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8.2 million and is being amortized over the remaining term of the acquired loan using the effective interest method. The loan has an initial prepayment date in November 2012; however, we intend to refinance the loan prior to the prepayment date.
     Tallahassee Mall
     On June 28, 2005, we assumed a $45.8 million first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6.5 million and is being amortized over the remaining term of the acquired loan using the effective interest method. The loan has an initial prepayment date in July 2009; however, we intend to refinance the loan prior to the prepayment date.
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
     We have agreed to guarantee that certain property redevelopment costs will not exceed $46 million. If required, we will fund these additional costs as subordinated capital contributions.
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
     Harrisburg Mall Joint Venture
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from our predecessor and its joint venture partner. The construction loan was amended in October 2004 to increase the lender’s commitment to $46.9 million and bore interest at LIBOR plus 2.50% per annum. During July 2005, the loan was amended again and increased to a maximum commitment of $50.0 million with no principal payments until the maturity date, which was extended to March 2008. The interest rate has been reduced to LIBOR plus 1.625% per annum. During July 2005, our operating partnership increased the borrowings to $49.8 million and distributed $6.5 million to its partners on a pro rata basis, of which our Company received $1.6 million. The effective rates on the loan at March 31, 2007 and December 31, 2006 were 6.945% and 6.975%, respectively.
     Under certain circumstances our operating partnership may extend the maturity of the loan for three one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63%, and we are liable for $1.9 million, or 37%.
     The balance outstanding under the loan was $49.8 million as of March 31, 2007 and December 31, 2006. We are required to maintain cash balances with the lender averaging $5.0 million. If the balances fall below $5.0 million in any one month, the interest rate on the loan increases to LIBOR plus 1.875%. We intend to refinance the loan prior to the maturity date.

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

     Funds From Operations for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31, 2007
	2007	2006
Net loss	$(864)	$(1,378)
Add:
Depreciation and amortization (excluding FF&E)	3,297	4,404
FFO contribution from unconsolidated joint venture	625	180
Less:
Minority interest	(93)	(167)

FFO available to common stockholders and OP unit holders	$2,965	$3,039

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
     Market Risk Related to Fixed Rate Debt
     We had approximately $239.4 million of outstanding indebtedness as of March 31, 2007, including the Notes described below, of which $155.4 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 5.15% to 8.70% and $84.0 million that bears interest on a floating rate basis of LIBOR plus a margin. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.4 million, as the case may be.
     We currently have two $75 million swap contracts that run consecutively through January 2011. A 100 basis point increase in interest rates would increase the fair value of these two swaps by approximately $2.5 million and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $2.6 million.
     We currently have $29.4 million in aggregate principal amount of fixed/floating rate junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.
     Market Risk Related to Other Obligations
     At March 31, 2007 we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property with a $70.0 million loan, as compared to $80 million at December 31, 2006, (ii) probability weighted sale of the property in the middle of 2009, as compared to a probability weighted sale in late 2008 at December 31, 2006, and (iii) sales proceeds totaling approximately $125.7 million, which is based upon an estimated multiple of 15 times future net operating income (6.75% cap rate). Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be $1.6 million at March 31, 2007.
     A 25 basis point decrease in the multiple paid by a potential buyer for the projected cash flow of the property would decrease our obligation by $0.9 million and a 25 basis point increase in this multiple would increase our obligation by $1.0 million.
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
     There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending March 31, 2007, as described below.
     In our annual report on Form 10-K, we reported that we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that, as of December 31, 2006, we had the following material weakness:
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
     Management concluded that, as a result of the material weakness noted above, the Company did not maintain effective internal control over financial reporting as December 31, 2006 based on criteria set forth in the COSO framework. While we have taken remedial actions, as described below, this material weakness continued for the period ending March 31, 2007.
     Management’s Remedial Actions
     During 2007, management has hired a CPA as the Director of Financial Reporting; hired additional experienced property accountants; is designing templates, forms, logs, checklists, standard procedures, and operating instructions for centralized processing; is conducting staff training on control processes; and is updating an approved Delegation of Authority Matrix for all positions and processes.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.
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

Date: October 11, 2007	FELDMAN MALL PROPERTIES, INC.
	By:	/s/ Thomas Wirth
	Name:	Thomas Wirth
	Title:	Executive Vice President and Chief Financial Officer