Form 10-Q
period 2007-06-30
Feldman Mall Properties, Inc.
filed 2007-10-30
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended from June 30, 2007
or
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
1010 Northern Boulevard — Suite 314, Great Neck, New York 11021
(Address of principal executive offices — zip code)
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
Yes ☐  No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 13,047,370 at October 15, 2007.

FELDMAN MALL PROPERTIES, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Investments in real estate, net	$339,265	$318,440
Investment in unconsolidated real estate partnerships	36,461	32,833
Cash and cash equivalents	3,962	13,036
Restricted cash	31,115	8,159
Rents, deferred rents and other receivables, net	6,433	5,718
Acquired below-market ground lease, net	7,606	7,674
Acquired lease rights, net	8,211	9,262
Acquired in-place lease values, net	7,706	10,049
Deferred charges, net	4,289	3,284
Other assets, net	6,397	5,396

Total Assets	$451,445	$413,851

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage loans payable	$235,291	$211,451
Junior subordinated debt obligation	29,380	29,380
Secured line of credit	13,000	—
Due to affiliates	1,654	3,891
Accounts payable, accrued expenses and other liabilities	27,500	25,832
Dividends and distributions payable	175	3,315
Acquired lease obligations, net	5,903	6,823
Deferred gain on partial sale of real estate	3,515	3,515
Negative carrying value of investment in unconsolidated partnership	4,450	4,450

Total liabilities	320,868	288,657
Minority interest	10,719	11,649
Commitments and contingencies
Stockholders’ Equity
Series A 6.85% Cumulative Convertible Preferred Stock; 2,000,000 shares authorized; 600,000 shares issued and outstanding; $25.00 liquidation preference	14,599	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 13,047,370 and 13,155,062 issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	131	132
Additional paid-in capital	120,453	120,163
Distributions in excess of earnings	(16,463)	(7,637)
Accumulated other comprehensive income	1,138	887

Total stockholders’ equity	119,858	113,545

Total Liabilities and Stockholders’ Equity	$451,445	$413,851

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Rental	$7,687	$11,787	$15,396	$22,477
Tenant reimbursements	3,417	6,326	6,997	11,665
Management, leasing and development services	875	112	1,698	257
Interest and other income	457	265	3,105	769

Total revenue	12,436	18,490	27,196	35,168

Expenses:
Rental property operating and maintenance	4,462	5,701	8,793	11,225
Real estate taxes	1,463	2,518	3,041	4,570
Interest (including amortization of deferred financing costs)	3,529	5,129	6,640	9,303
Loss from early extinguishment of debt	379	357	379	357
Depreciation and amortization	3,451	5,500	6,856	9,947
General and administrative	4,302	1,800	7,239	3,681

Total expenses	17,586	21,005	32,948	39,083

Loss from operations	(5,150)	(2,515)	(5,752)	(3,915)
Equity in loss of unconsolidated real estate partnerships	(300)	(139)	(655)	(284)
Gain on partial sale of real estate	—	29,968	—	29,968

Income (loss) before minority interest	(5,450)	27,314	(6,407)	25,769
Minority interest	515	(2,962)	608	(2,795)

Net income (loss)	$(4,935)	$24,352	$(5,799)	$22,974

Basic income (loss) per share	$(0.40)	$1.90	$(0.46)	$1.79
Diluted income (loss) per share	(0.40)	1.86	(0.46)	1.75
Weighted average common shares outstanding:
Basic	12,862	12,802	12,862	12,800
Diluted	12,862	14,693	12,862	14,684
See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Amounts in thousands, except share data)
(Unaudited)
Six months ended June 30, 2007

	Number of		Series A		Distributions in	Accumulated Other
	Common	Common	Preferred	Additional Paid-	Excess	Comprehensive		Comprehensive
	Shares	Stock	Stock	In Capital	of Earnings	Income	Total	Loss
Balance at December 31, 2006	13,155,062	$132	$—	$120,163	$(7,637)	$887	$113,545	$—
Net loss	—	—		—	(5,799)	—	(5,799)	(5,799)
Preferred shares issued (600,000)	—	—	15,000	—	—	—	15,000	—
Stock issue costs	—	—	(401)	—	—	—	(401)	—
Unrealized gain on derivative instruments, net of $18 recorded in interest expense	—	—	—	—	—	251	251	251
Restricted stock granted	5,000	—	—	—	—	—	—	—
Restricted stock forfeited	(112,692)	(1)	—	1	—	—	—	—
Share-based compensation expense	—	—	—	289	—	—	289	—
Dividends on forfeited nonvested stock	—	—	—	—	135	—	135	—
Dividends	—	—	—	—	(3,162)	—	(3,162)	—

Balance at June 30, 2007	13,047,370	$131	$14,599	$120,453	$(16,463)	$1,138	$119,858	$(5,548)

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(5,799)	$22,974
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on partial sale of real estate	—	(29,968)
Depreciation and amortization	6,856	9,947
Loss from early extinguishment of debt	179	357
Amortization of deferred financing costs	497	408
Provision for doubtful accounts receivable	622	449
Noncash stock compensation	289	389
Interest expense (accretion) amortization, net	(1,604)	(1,625)
Amortization of ground rent	176	68
Minority interest	(608)	2,795
Equity in loss of unconsolidated real estate partnerships	655	284
Net change in revenue related to acquired lease rights/obligations	131	30
Change in deferred taxes	31	—
Other noncash income	(2,091)	—
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(1,337)	(1,512)
Restricted cash relating to operating activities	913	1,211
Other deferred costs	(450)	(1,322)
Other assets, net	(605)	(894)
Accounts payable, accrued expenses and other liabilities	1,127	(4,388)

Net cash used in operating activities	(1,018)	(797)

Cash Flows From Investing Activities:
Proceeds from partial sale of real estate, net	—	38,905
Expenditures for real estate improvements	(25,563)	(12,823)
Real estate acquisitions, net of assumed liabilities	—	(43,235)
Change in restricted cash relating to investing activities	250	310
Advances to unconsolidated real estate partnerships	(4,283)	(181)
Other	—	(880)

Net cash used in investing activities	(29,596)	(17,904)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	—	29,380
Proceeds from lines of credit	13,000	—
Proceeds from mortgages and notes payable	104,500	10,000
Repayment of mortgages and notes payable	(79,021)	(10,825)
Payment of deferred financing costs	(961)	(1,367)
Proceeds from sale of Series A preferred stock, net of issue costs	14,764	—
Change in restricted cash related to financing activities	(24,119)	(3,028)
Distributions and dividends	(6,623)	(6,673)

Net cash provided by financing activities	21,540	17,487

Net change in cash and cash equivalents	(9,074)	(1,214)
Cash and cash equivalents, beginning of period	13,036	14,331

Cash and cash equivalents, end of period	$3,962	$13,117

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$8,215	$10,757
Supplemental disclosures of noncash investing and financing activities:
Accrued renovation costs	9,030	4,436
Unrealized gain on derivative instruments	251	1,837
Dividends and distributions payable	175	3,343
Accrued financing costs	312	—
Accrued preferred stock issuance costs	165	—
See accompanying notes to consolidated financial statements

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
1. Organization and Description of Business
     Feldman Equities of Arizona, LLC (our “predecessor”) was organized under the laws of the State of Arizona and commenced operations on April 1, 2002. Feldman Mall Properties, Inc. (“FMP,” the “Company,” “we,” “our,” or “us”) and its affiliates and subsidiaries are principally engaged in the acquisition and management of retail malls. Tenants include national and regional retail chains as well as local retailers.
     We operate as a real estate investment trust, or REIT, incorporated in Maryland on July 14, 2004. We closed our initial offering of common stock on December 16, 2004 (our “offering”). Our wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in and collectively own 90.2% of Feldman Equities Operating Partnership, LP (the “operating partnership”). We have, through such subsidiaries, control over major decisions of the operating partnership, including decisions related to sale or refinancing of the properties. FMP, the operating partnership and Feldman Equities Management, Inc. (the “service company”) were formed to continue to operate and expand the business of the predecessor. We consolidate the assets and liabilities of the operating partnership. Until the completion of the offering, FMP, the operating partnership and the service company had no operations.
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
     As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor in exchange for units of limited partnership interests in our operating partnership (“OP units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. As of June 30, 2007, these contributors own 9.8% of our operating partnership as limited partners.
     As of June 30, 2007, we owned four real estate properties and had minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania, the Foothills Mall in Tucson, Arizona and the Colonie Center Mall in Albany, New York.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies
     Basis of Quarterly Presentation
     The accompanying unaudited consolidated financial statements for interim financial information have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2007 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2006.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies — (Continued)
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
     Revenue Recognition and Tenant Receivables
     Base rental revenue from rental retail property is recognized on a straight-line basis over the noncancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of June 30, 2007 and December 31, 2006, approximately $1,225 and $891, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying consolidated financial statements. “Percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants.
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
     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants. We recorded $104 and $17 of lease termination fees for the three months ended June 30, 2007 and 2006 and $104 and $303 for the six months ended June 30, 2007 and 2006, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies — (Continued)
     We provide an allowance for doubtful accounts receivable against the portion of tenant receivables that is estimated to be uncollectible. Management reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,667 at June 30, 2007 and $1,088 at December 31, 2006.
     Deferred Charges
     Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. We have a number of employees who are responsible for tenant leasing activity and it’s our policy to capitalize employee compensation that is directly allocable to these leasing services. A portion of their compensation, approximating $177 and $388 for the three months ended June 30, 2007 and 2006 and $361 and $679 for the six months ended June 30, 2007 and 2006, respectively, was capitalized and is being amortized over an estimated weighted average lease term. The related amortization expense for the three and six months ended June 30, 2007 and 2006 was $40, $65, $13 and $18, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest	$387	$176	$659	$232
Real estate taxes	88	86	167	155
Insurance	7	9	15	16

Total	$482	$271	$841	$403

     Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, approximately $65, $168, $143 and $253 for the three and six months ended June 30, 2007 and 2006, respectively, has been capitalized into these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies — (Continued)
     Improvements and replacements are capitalized when they extend the useful life or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.
     At June 30, 2007 and December 31, 2006, investments in real estate consisted of the following:

	June 30, 2007	December 31, 2006
Buildings and improvements	$291,490	$257,598
Tenant improvements	20,842	19,015
Furniture, fixtures and equipment	7,473	1,497
Construction in progress	5,015	20,685
Land	34,609	34,609

Total investments in real estate	359,429	333,404
Accumulated depreciation	(20,164)	(14,964)

Investments in real estate, net	$339,265	$318,440

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
     To determine the fair values of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies — (Continued)
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
     Accumulated amortization for acquired lease rights was $4,537 and $3,486 at June 30, 2007 and December 31, 2006, respectively. Accumulated amortization for in-place lease values was $6,820 and $5,474 at June 30, 2007 and December 31, 2006, respectively. Accumulated amortization of acquired lease obligations was $4,384 and $3,464 at June 30, 2007 and December 31, 2006, respectively.
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
Income Taxes
     We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders. However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.
     We have elected that our management company subsidiary and certain corporations that held small interests in the Foothills Mall be treated as a “taxable REIT subsidiary” or TRS. In general, a TRS may perform noncustomary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’ are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. As of December 31, 2006, we had net operating loss carry-forwards of approximately $490 which, based on our historical and projected TRS income, we expect to fully utilize in fiscal 2008. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies — (Continued)
     For the six months ended June 30, 2007, we recorded income tax expense of $44, of which $31 was deferred and $13 was recorded as a current liability. For the three months ended June 30, 2007, we recorded a deferred income tax benefit of $6 and a current state provision of $6. Our income tax expense and benefit is included in general and administrative expenses in our consolidated statement of operations. There was no income tax expense or benefit for the three and six months ended June 30, 2006.
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
     Earnings (Loss) Per Share
     We present both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Our computation of loss per share for the three and six months ended June 30, 2007 excludes weighted average unvested share awards and OP units in the aggregate amount of 1,613,712 and 1,642,415, respectively, because their effect is antidilutive.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
     The following is the computation of our basic and diluted income (loss) per share for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(4,935)	$24,352	$(5,799)	$22,974
Less preferred stock dividends, net of minority interest ($17)	(158)	—	(158)	—

Net income (loss) available to common stockholders—basic	(5,093)	24,352	(5,957)	22,974
Add back minority interest	—	2,962	—	2,795

Net income (loss) attributable to common stockholders—diluted	$(5,093)	$27,314	$(5,957)	$25,769

Basic weighted average common shares	12,861,661	12,801,854	12,861,633	12,800,092
Plus: weighted average unvested restricted shares	—	297,535	—	290,839
Plus: weighted average OP units	—	1,593,464	—	1,593,464

Diluted weighted average common shares	12,861,661	14,692,853	12,861,633	14,684,395

Basic income (loss) per share	$(0.40)	$1.90	$(0.46)	$1.79
Diluted income (loss) per share	(0.40)	1.86	(0.46)	1.75
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
      Share-Based Deferred Compensation
     We have a deferred compensation plan under which we are authorized to issue up to 469,221 shares of common stock to employees. As of June 30, 2007, we had granted 279,100 shares of restricted common stock, net of forfeitures, which vest annually over periods ranging from two to five years.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies — (Continued)
     Restricted stock awards entitle the holder to shares of common stock as the award vests. We measure the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.
     The following describes the shares of unvested common stock for the six months ended June 30, 2007 and 2006:

	Number of Unvested Shares		Weighted Average Share Price
	2007	2006	2007	2006
Beginning balance	326,074	285,100	$11.28	$11.23
Shares granted	5,000	48,030	11.31	11.60
Shares vested	(32,675)	(40,790)	12.27	11.76
Shares forfeited	(112,692)	—	9.90	—

Ending balance	185,707	292,340	11.93	11.23

     Share-based compensation expense included in net income (loss) for the three and six months ended June 30, 2007 and 2006 was $120, $245, $103 and $207, respectively. Gross share-based compensation was $139, $289, $199 and $389 for the three and six months ended June 30, 2007 and 2006, respectively. It’s our policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $19, $44, $96 and $182 were capitalized for the three and six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, there was $1,898 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the plan, which are expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares that vested during the three and six months ended June 30, 2007 was $401.
      Reclassification
     Certain prior period balances have been reclassified to conform to the current period presentation.
3. Mortgage Loans Payable
     Mortgage loans payable consisted of the following:

	June 30, 2007	December 31, 2006
Mortgage loan payable — interest only at 115 basis points over LIBOR (6.47% at June 30, 2007) payable monthly, due May 2010, secured by Stratford Square Mall property	$104,500	$—

Mortgage loan payable — interest only at 125 basis points over LIBOR (6.625% at December 31, 2006) payable monthly, due January 2008, secured by Stratford Square Mall property	—	75,000

Mortgage loan payable — interest at 8.60% payable monthly, due July 11, 2029, anticipated repayment on July 11, 2009, secured by the Tallahassee Mall property	44,821	45,100

Mortgage loan payable — interest at 6.60% payable monthly, due October 11, 2032, anticipated prepayment date of November 11, 2012, secured by the Northgate Mall property	77,661	78,201

Mortgage loan payable — interest at 5.15% payable monthly, due November 1, 2013, secured by the JCPenney Parcel at the Stratford Square Mall	—	3,202

Total mortgages outstanding	226,982	201,503

Assumed above-market mortgage premiums, net	8,309	9,948

Total mortgage loans payable	$235,291	$211,451

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
3. Mortgage Loans Payable — (Continued)
     On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note was 5.15%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 was being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium was $1, $4 $3 and $3 for the three and six months ended June 30, 2007 and 2006, respectively. This loan was repaid in May 2007 in connection with the refinancing of the Stratford Square Mall mortgage as described below.
     On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $349, $700, $358 and $709 for the three and six months ended June 30, 2007 and 2006, respectively.
     On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $450, $901, $456 and $913 for the three and six months ended June 30, 2007 and 2006, respectively.
     In January 2005, we completed a $75,000, three-year first mortgage financing collateralized by the Stratford Square Mall. On May 8, 2007, we closed on a $104,500 first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over the London Interbank Offered Rate (“LIBOR”). The loan has two one-year extension options. On the closing date, $75,000 of the loan proceeds was used to retire Stratford Square’s outstanding $75,000 first mortgage and $3,040 was used to repay the JCPenney Parcel note. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project. As of June 30, 2007, the balance of funds in escrow was $24,120. In connection with this transaction, we recorded a $379 loss on early extinguishment of debt, which represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid.
     In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75,000 interest rate swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum. In connection with the refinancing of the Stratford Square Mall mortgage in May 2007, we entered into an additional $29,500 swap that matures in May 2010. The effect of this swap is to fix the all-in interest rate of $29,500 of the mortgage at 6.65% per annum.
     During December 2005, we entered into a $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cashflows on LIBOR-based loans at 4.91% per annum.
     Aggregate principal payments of our mortgage loans as of June 30, 2007 are as follows:

2007 (six months)	$825
2008	1,744
2009	45,179
2010	105,824
2011	1,415
2012 and thereafter	71,995

Total principal payments	226,982
Assumed above-market mortgage premiums, net	8,309

Total	$235,291

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
3. Mortgage Loans Payable — (Continued)
     Certain of our mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. As of and for the period ended June 30, 2007, we were in compliance with these debt covenants.
4. Junior Subordinated Debt Obligation
     During March 2006, we completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of preferred securities issued by our wholly owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by us. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently (after April 2011) at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011. The preferred securities do not have a stated maturity date; however, the preferred and common securities are subject to mandatory redemption upon the redemption or maturity of the notes.
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
     In July 2007, we received a notice of default from the holders of the common and preferred securities of the Trust due to our failure to timely deliver our June 30, 2007 financial statements. We have been granted limited waivers of this default and the cure period for both the first and second quarter financial statements was extended to October 16, 2007. To date, we have not received a notice of default.
5. Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit (the “line”). Loan draws and repayments are at our option. Interest is payable monthly at a rate equal to LIBOR plus a margin ranging from 1.40% to 2.00% or, at our option, the prime rate plus a margin ranging from zero to 0.25%. The applicable margins depend on our debt coverage ratio as specified in the loan agreement. Commitment fees are paid monthly at the rate of 0.125% to 0.25% of the average unused borrowing capacity.
     In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13,000 for a fee of 0.5% of the face amount. As of June 30, 2007, letters of credit outstanding under this agreement amounted to $10,250 and are renewable through the maturity date of the loan.
     On April 20, 2007, we increased the line from $24,600 to $30,000. The maturity date of the line is April 2009 and the line is recourse to us if the fixed charge ratio of the property is higher than 1.5.
     The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. As of June 30, 2007, we were in compliance with the covenant requirements. The outstanding balance on the line at June 30, 2007 was $13,000 with interest rates on the tranches ranging from 6.775% to 8.25%.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
5. Secured Line of Credit — (Continued)
$25,000 Credit Facility
     On April 16, 2007, we announced the execution of a promissory note (the “Note”) providing for loans aggregating up to $25,000 from Kimco Realty Corp. (“Kimco”). As of June 30, 2007, there were no outstanding borrowings under the Note.
     Loans drawn under the Note are optional and will bear interest at the rate of 7.0% per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain performance criteria. We may prepay the outstanding principal amount under the Note in whole or in part at any time. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250 in additional interest. We are accounting for the variable fee as an embedded derivative and, accordingly, have recorded the fair value of this instrument as a deferred loan fee and as a derivative liability in the amount of $312. Changes in the fair value of the derivative liability in future periods, if any, will be recorded in operating income.
     We intend to utilize the net proceeds from the offering to provide capital for the redevelopment of our malls, to repay borrowings under our line of credit and for general corporate purposes.
6. Related Party Transactions
     We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for an annual management fee, ranging from 2% to 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreements. In addition, we earn customary brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $875, $1,698, $112 and $257 for the three and six months ended June 30, 2007 and 2006, respectively. These fees are recorded in management, leasing and development services in the consolidated statements of operations.
     In July 2005, we entered into a consulting contract with Ed Feldman, the father of our chairman and CEO, Larry Feldman, to provide professional services. Ed Feldman is assisting us in our efforts to secure government grants, various incentives and tax rebates. The agreement pays Mr. Feldman $3 per month. For the three and six months ended June 30, 2007 and 2006, Mr. Feldman received $9, $18, $12 and $18, respectively.
7. Rentals Under Operating Leases
     We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from our tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. Our rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by the amortization of below-market leases. Amounts included in rental revenue based on recording lease income on the straight-line basis were $185, $353, $254 and $441 for the three and six months ended June 30, 2007 and 2006, respectively.
     The minimum future base rentals under non-cancelable operating leases as of June 30, 2007 are as follows:

Year Ending December 31,
2007 six months	$13,287
2008	24,135
2009	21,263
2010	19,205
2011	15,982
2012 and thereafter	63,578

Total future minimum base rentals	$157,450

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
7. Rentals Under Operating Leases — (Continued)
     Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers; consequently, our credit risk is concentrated in the retail industry. For the six months ended June 30, 2007 and 2006, no tenant exceeded 10% of rental revenues.
8. Due to Affiliates
     At June 30, 2007 and December 31, 2006, amounts due to affiliates primarily reflect obligations to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property, (ii) a probability weighted sale date of the property, and (iii) sales proceeds estimated by management based upon an estimated multiple of future net operating income. Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be $1,654 and $3,891 at June 30, 2007 and December 31, 2006, respectively, and is included in due to affiliates. The reduction in the fair value estimate for the three months ended March 31, 2007 totaling $2,253 has been reflected in interest and other income in the accompanying consolidated statement of operations. The liability increased by $16 for the three months ended June 30, 2007 due to accretion of the fair value of the obligation, which has been recorded in interest expense. The reduction in the liability in 2007 was caused by our reduction of the anticipated return we will receive on the project. The decrease in our anticipated return is due to a decrease in anticipated construction financing proceeds and delays in the timing of certain redevelopment plans. These assumptions remained unchanged from March 31, 2007 to June 30, 2007. The fair value of this obligation is assessed by management on a quarterly basis.
9. Stockholders’ Equity
     Our authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2007 and December 31, 2006, 13,047,370 and 13,155,062 shares of common stock were issued and outstanding, respectively.
     Effective April 10, 2007, we entered into an agreement to issue up to $50,000 of convertible preferred stock through the private placement of 2,000,000 shares of 6.85% Series A Cumulative Convertible Preferred Shares to Inland American Real Estate Trust, Inc., a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies. We issued $15,000, or 600,000 shares, of preferred stock on April 30, 2007. We are required to issue a total of $50,000 by April 2008. See note 15, Subsequent Events.
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
     In connection with the offering, we also amended our operating partnership agreement in order to issue 600,000 of the partnership’s 6.85% Preferred Units to Feldman Holdings Business Trust II (see note 1). The dividend rate, liquidation value and other terms of the Preferred Units are the same as those of the preferred shares described above.
     We intend to utilize the net proceeds from the offering to provide capital for the redevelopment of our malls, to repay borrowings under our line of credit and for general corporate purposes.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
10. Minority Interest
     Minority interest relates to the interests in the operating partnership that are not owned by us, which were approximately 9.8% as of June 30, 2007 and 9.7% as of December 31, 2006. In conjunction with our formation, certain persons and entities contributing ownership interests in our predecessor to the operating partnership received OP units. Limited partners who acquired OP units in our formation transactions have the right to require our operating partnership to redeem part or all of their OP units for cash, or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those OP units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.
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
     At June 30, 2007, we have commitments to make tenant improvements and other capital expenditures in 2007 in the amount of approximately $940. In addition, in connection with leases that have been signed through June 30, 2007 included in the redevelopment expansion plans of the malls and current redevelopment activity, we are committed to spend approximately $12,200 in the remainder of 2007 and $6,400 thereafter.
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
     We also have agreed to maintain approximately $10,000 of indebtedness and to offer the contributors the option to guarantee $10,000 of the operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions. As of June 30, 2007, Feldman Partners, LLC, an affiliate of Larry Feldman, guarantees $8,000 of the loan secured by the Stratford Square Mall.
     Effective April 17, 2007, we entered into an agreement with Lloyd Miller, our former Executive Vice President of Leasing since November 2005, pursuant to which he agreed to resign from the Company and we made a severance payment to Mr. Miller in the amount of $147 and also agreed to repurchase 15,500 of Mr. Miller’s shares of our common stock at a price of $12.50 per share, which is consistent with the prices at which our stock was trading during this time. Subsequent to the execution of this agreement, Mr. Miller notified us that he had exercised his right to rescind the agreement. He also threatened to make a claim against us alleging breach of his employment contract with the Company. We are in discussions with Mr. Miller but have not entered into any settlement agreement.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
12. Investments in Unconsolidated Partnerships
     Foothills Mall
     During February 2006, we entered into a contribution agreement with a subsidiary of Kimco in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona. Under the terms of the contribution agreement, we contributed the Foothills Mall to a limited liability company at an agreed value of $104,000, plus certain closing costs (the “Foothills JV”). The transaction closed on June 29, 2006. We accounted for the transaction as a partial sale of real estate, which resulted in us recognizing a gain of $29,968 in June 2006, which was adjusted in the 2006 third quarter to $29,397. Pursuant to the terms of the contribution agreement, we received approximately $38,900 in net proceeds from the transaction. Because we received cash in excess of our net basis contributed to the Foothills JV, we recorded negative carrying value of our investment in the amount of $4,450.
     On the closing date, the Foothills JV extinguished the existing first mortgage loan totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage loan. The $81,000 first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains customary loan covenants and the Foothills JV is in compliance with all such covenants as of and for the period ended June 30, 2007. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Foothills JV. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills JV for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2,000. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills JV in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills JV and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills JV is not a VIE and account for our investment in the joint venture under the equity method.
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
     As of June 30, 2007, the Foothills JV has commitments for tenant improvements, renovation costs and other capital needs in the amount of approximately $6,750 in 2007 and intends to fund them from operating cash flow and capital contributions in accordance with the Foothills JV agreement.
      Harrisburg Mall
     We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003.
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50,000 and no principal payments until the maturity date in March 2008. The interest rate is LIBOR plus 1.625% per annum. The effective rates on the loan at June 30, 2007 and December 31, 2006 were 6.945% and 6.975%, respectively.
     Under certain circumstances the partnership may extend the maturity of the loan for three, one-year periods. The partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63% and we are liable for $1,850 or 37%.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
12. Investments in Unconsolidated Partnerships — (Continued)
     The balance outstanding under the loan was $49,750 as of June 30, 2007 and December 31, 2006. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.
     The partnership agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other. Either partner may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered.
     As of June 30, 2007, the partnership has commitments for tenant improvements, renovation costs and other capital expenditures of approximately $10,900 in 2007 and $3,360 in 2008. The partnership will fund these costs with additional financing activity, state and local government grants or equity contributions.
      Colonie Center Mall
     On September 29, 2006, we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall located in Albany, New York. Under the terms of the contribution agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Colonie JV”). Heitman’s contribution of $47,000 to the venture represents approximately 75% of the equity in the property. Our contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have made preferred capital contributions of approximately $16,700 as of June 30, 2007 that were used primarily to fund construction costs. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling approximately $46,000. To the extent these costs exceed $46,000, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.
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
     The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements, for up to two additional years. In connection with the Loan, the Colonie JV entered into a two-year interest rate protection agreement fixing the initial $50,766 of the Loan at all-in interest rate of 6.84%. The Colonie JV has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan. The Loan has no lockout period, however, the Loan is subject to prepayment fees ranging from 1.0% to 1.5% through March 2008. The Loan contains financial covenants requiring the Colonie JV to maintain certain financial debt service coverage ratios, among other requirements. As of June 30, 2007, the Colonie JV was in compliance with all required loan covenants.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
12. Investments in Unconsolidated Partnerships — (Continued)
     As of June 30, 2007, the Colonie JV has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $32,200 to be incurred during 2007 and $2,100 thereafter. The Colonie JV intends to fund these commitments from loan proceeds, equity contributions and operating cash flow.
     We are the managing member of the Colonie JV and are responsible for the management, leasing and construction of the property and charge customary market fees for such services.
     Condensed combined balance sheets for our unconsolidated joint ventures are as follows:

	June 30, 2007	December 31, 2006
Investment in real estate, net	$287,166	$257,041
Receivables including deferred rents	1,884	5,768
Other assets	36,953	31,865

Total assets	$326,003	$294,674

Mortgage loans payable	$210,243	$181,516
Other liabilities	36,555	34,525

Owners’ equity	79,205	78,633

Total liabilities and owners’ equity	$326,003	$294,674

The Company’s share of owners’ equity	$20,195	$20,159
     Condensed combined statements of operations for our unconsolidated joint ventures are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$9,102	$2,617	$18,212	$5,290
Operating and other expenses	(4,829)	(1,475)	(9,973)	(3,104)
Interest expense (including the amortization of deferred financing costs)	(3,132)	(861)	(6,191)	(1,653)
Depreciation and amortization	(2,644)	(837)	(5,748)	(1,670)

Net loss	$(1,503)	$(556)	$(3,700)	$(1,137)

The Company’s share of net loss	$(300)	$(139)	$(655)	$(284)
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
13. Fair Value of Financial Instruments
     As of June 30, 2007 and December 31, 2006, the fair values of our mortgage and other loans payable were approximately the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, and accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2007
(Dollar amounts in thousands, except share and per share data)
14. Financial Instruments — Derivatives and Hedging
     The following summarizes the notional and fair value of our derivative financial instruments at June 30, 2007. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value
Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$598
Interest Rate Swap	75,000	4.91%	1/2008	1/2011	702
Interest Rate Swap	29,500	5.50%	6/2007	5/2010	(207)
     On June 30, 2007, the fair values of the derivative instruments were recorded in other assets and accounts payable, accrued expenses and other liabilities. Over time, the unrealized gain of $1,138 held in accumulated other comprehensive income will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $588 will be reclassified between accumulated other comprehensive income and earnings within the next 12 months.
     We hedge our exposure to variability in anticipated future interest payments on existing variable rate debt.
15. Subsequent Events
     Series A Preferred Stock
     On October 22, 2007, we issued $20,000, or 800,000 shares, of our 6.85% Series A preferred stock to Inland. We used the proceeds to fund redevelopment costs and to repay borrowings under our line of credit. Concurrent with this offering our operating partnership issued to us 800,000 of its 6.85% Preferred Units. See note 9, Stockholders’ Equity.
      Executive Management Restructuring
     On October 26, 2007, we announced the following management restructuring which was effective immediately:
•	Larry Feldman has given up his position as CEO and the accompanying management responsibilities so that he may focus significantly all of his energy on the critical real estate imperatives facing our Company including leasing, anchor tenant retention and replacement, redevelopment and construction, and strategic direction and planning for our Company. He remains Chairman of the Board.

•	Tom Wirth has been named President and remains CFO. Tom assumed management responsibilities for our Company with a focus on public company obligations including timely financial reporting.

•	Jim Bourg retains his position as Chief Operating Officer.

•	To provide support to, and more direct oversight of management, the independent board members have formed an executive committee led by Bruce Moore. The executive committee will remain in place until such time as we have retained additional executive talent, or the committee deems its assistance is no longer required.

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
Results of Operations
     Overview
     The discussion below relates to our results of operations which, throughout the periods discussed below, were engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall (“Foothills”), Harrisburg Mall (“Harrisburg”), Stratford Square Mall (“Stratford”), Colonie Center Mall (“Colonie”), Northgate Mall (“Northgate”), Tallahassee Mall (“Tallahassee”) and Golden Triangle Mall, (“Golden Triangle”). During the redevelopment and repositioning period, some of our properties may experience decreases in occupancy and corresponding net operating income. For the following reasons, the results of operations of our Company for the six months ended June 30, 2007 may not be comparable to the corresponding period in 2006:
•	During March 2006, we completed the issuance and sale in a private placement of $29.4 million in aggregate principal amount of junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequent to April 2011 at a variable interest rate equal to LIBOR plus 3.45% per annum. The Notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

•	On April 5, 2006, we acquired Golden Triangle in the Dallas suburb of Denton, Texas, for approximately $41.2 million (including $1.0 million of additional consideration paid in accordance with an earn-out provision in the purchase agreement). Including non-owned anchors, Golden Triangle is a 765,000 square-foot regional mall.

•	On April 5, 2006, in connection with the acquisition of Golden Triangle, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. As of June 30, 2007, the outstanding balance was $13,000.

•	On April, 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square for a price of $6.7 million. The purchase price included assumption of a loan secured by the property and had a principal balance of approximately $3.5 million. On May 8, 2007, we repaid this loan in connection with the Stratford Square mortgage refinancing described below.

•	On June 29, 2006, we contributed Foothills to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture refinanced the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $29.4 million gain on the partial sale of the property. A portion of the proceeds from the transaction was used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding on our credit facility provided by Kimco Realty Corp.

•	On September 29, 2006, we contributed Colonie to a joint venture and retained a 25.0% interest. In connection with this transaction, the joint venture refinanced the existing $50.8 million first mortgage bridge loan with a first mortgage and construction facility with a maximum capacity commitment of $109.8 million. As a result of these transactions, we received approximately $41.2 million and recorded a $3.5 million deferred gain. A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006.

•	On April 30, 2007, we issued $15.0 million in preferred stock.

•	On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by Stratford. On the closing date, $75.0 million of the proceeds were used to retire Stratford’s outstanding $75.0 million first mortgage.
Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006
     Revenues
     Rental revenues decreased approximately $4.1 million, or 34.8%, to $7.7 million for the three months ended June 30, 2007 compared to $11.8 million for the prior year period. The decrease resulted from $4.1 million due to the partial sales of Colonie and Foothills.
Lease Termination
     We have received constructive notice that Dillard’s, one of our anchor tenants at Tallahassee, will vacate its leased space (totaling approximately 204,000 square feet) on or before their lease expiration date. The Dillard’s lease expires on January 31, 2008 and currently pays annual base rent totaling $280,000. Currently, we are searching for an anchor to replace Dillard’s. In addition, certain tenants at Tallahassee have provisions in their leases that could result in rental revenue reductions if Dillard’s is not replaced within certain time periods.

     Revenues from tenant reimbursements decreased approximately $2.9 million, or 46.0%, to $3.4 million for the three months ended June 30, 2007 compared to $6.3 million for the prior year period. The decrease was primarily due to the partial sales of Colonie and Foothills, which combined accounted for $2.4 million of prior year revenues, and a decrease of $265,000 at Golden Triangle.
     Revenues from management, leasing and development services increased approximately $763,000 to $875,000 for the three months ended June 30, 2007 compared to $112,000 for the prior year period. The increase is primarily due to fees charged to the Colonie and Foothills joint ventures.
     Interest and other income increased approximately $192,000 to $457,000 for the three months ended June 30, 2007 compared to $265,000 for the prior year period. The increase was primarily due to higher lease termination fees ($87,000) and an increase in income representing a return on preferred capital contributions to the Colonie joint venture ($191,000), net of a decrease in interest income of $77,000.
      Expenses
     Rental property operating and maintenance expenses decreased $1.2 million, or 21.7%, to $4.5 million for the 2007 first quarter compared to $5.7 million for the prior year period. The decrease is due primarily to the partial sales of Colonie and Foothills, which combined accounted for $2.0 million of 2006 first quarter expense. Expenses that increased over the prior year period include bad debt expense ($295,000), salaries and wages ($140,000), professional fees ($105,000) and various other rental property operating and maintenance expenses ($243,000).
     Real estate taxes decreased approximately $1.1 million, or 41.9%, to $1.5 million for the three months ended June 30, 2007 compared to $2.5 million for the prior year period. The decrease in real estate taxes was primarily due to $868,000 recorded by Colonie and Foothills in the prior year ended and a decrease of $119,000 at Golden Triangle.
     Interest expense decreased $1.6 million, or 31.2%, to $3.5 million for the three months ended June 30, 2007 compared to $5.1 million for the prior year period. The decrease was due primarily to the partial sales of Colonie and Foothills, which combined accounted for $1.4 million of mortgage interest expense in the prior year period, and a $211,000 increase in capitalized interest.
     We recorded a loss on the early extinguishment of debt in the 2007 period in the amount of $379,000 in connection with the refinancing of the Stratford first mortgage. The loss represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid. In the 2006 period, we recorded a $357,000 loss on early extinguishment of debt in connection with the contribution of Foothills to the joint venture and related payoff of that mortgage.
     Depreciation and amortization expense decreased $2.0 million, or 37.3%, to $3.5 million for the 2007 first quarter compared to $5.5 million for the prior year period. The decrease is primarily due to a $1.4 million decrease related to the partial sales of Colonie and Foothills and $585,000 from lower in-place lease amortization throughout the portfolio as some acquired leases expired.
     General and administrative expenses increased approximately $2.5 million, or 139.0%, to $4.3 million for the three months ended June 30, 2007 compared to $1.8 million for the 2006 first quarter. The increase was primarily due to an increase in personnel costs due to growth in staff in connection our increased redevelopment and joint venture activity ($349,000), increases in construction management, consulting, Sarbanes-Oxley related and other professional fees, ($1.4 million), costs associated with special construction audits and lease audits ($249,000) and severance and related costs totaling $591,000 in connection with the resignation of Lloyd Miller.
     Other
     Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the earnings of the joint ventures owning Harrisburg and, in the current year period, Colonie. The equity in loss of unconsolidated real estate partnerships totaled $300,000 for the three months ended June 30, 2007 as compared to $139,000 for the prior year period; most of the increase was related to Colonie.
     We recorded a $30.0 million gain on the partial sale of real estate in the 2006 period arising from the contribution of Foothills to a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture.
     Minority interest for the three months ended June 30, 2007 and 2006 represents the unit holders in our operating partnership which represents 9.8% and 10.9%, respectively, of our income.
Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
     Revenues
     Rental revenues decreased approximately $7.1 million, or 31.5%, to $15.4 million for the six months ended June 30, 2007 compared to $22.5 million for the prior year period. The decrease resulted from $8.2 million due to the partial sales of Colonie and Foothills, offset in part by an increase in revenue of $1.0 million from Golden Triangle, which we acquired on April 5, 2006.

     Revenues from tenant reimbursements decreased approximately $4.7 million, or 40.0%, to $7.0 million for the six months ended June 30, 2007 compared to $11.7 million for the prior year period. The decrease was primarily due to the partial sales of Colonie and Foothills, which combined accounted for $4.7 million of prior year revenues, offset in part by a $219,000 increase in revenue from Golden Triangle.
     Revenues from management, leasing and development services increased approximately $1.4 million to $1.7 million for the six months ended June 30, 2007 compared to $257,000 for the prior year period. The increase is primarily due to fees charged to the Colonie and Foothills joint ventures.
     Interest and other income increased approximately $2.3 million to $3.1 million for the six months ended June 30, 2007 compared to $769,000 for the prior year period. The increase was primarily due to a $2.3 million reduction in the 2007 first quarter in the estimated fair value of our obligation to the OP unit holders related to the Harrisburg partnership. The reduction was due primarily to lower estimated construction loan proceeds and projected delays in the sale of the property. In addition, we recorded an increase in income representing a return on preferred capital contributions to the Colonie joint venture ($436,000) offset by a decrease in lease termination fees ($199,000) and interest income ($94,000).
     Expenses
     Rental property operating and maintenance expenses decreased $2.4 million, or 21.7%, to $8.8 million for the six months ended June 30, 2007 compared to $11.2 million for the prior year period. The decrease is due primarily to the partial sales of Colonie and Foothills, which combined accounted for $4.4 million of the expense for the prior year period, offset in part by a $797,000 increase in expense at Golden Triangle. Expenses of our other malls that increased over the prior year period include bad debt expense ($301,000), utilities ($212,000) and various other rental property operating and maintenance expenses ($699,000).
     Real estate taxes decreased approximately $1.5 million, or 33.5%, to $3.0 million for the six months ended June 30, 2007 compared to $4.6 million for the prior year period. The decrease in real estate taxes was primarily due to $1.8 million recorded by Colonie and Foothills in the prior year ended. The decrease was partially offset by increases in taxes at the other malls.
     Interest expense decreased $2.7 million, or 28.6%, to $6.6 million for the 2007 first quarter compared to $9.3 million for the prior year period. The decrease was due primarily to the partial sales of Colonie and Foothills, which combined accounted for $2.9 million of mortgage interest expense in the prior year period, and a $427,000 increase in capitalized interest. These decreases were offset in part by $494,000 of interest on the Notes. Interest expense will increase in future periods due to increases in borrowings and a decrease in interest capitalized.
     We recorded a loss on the early extinguishment of debt in the 2007 period in the amount of $379,000 in connection with the refinancing of the Stratford first mortgage. The loss represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid. In the 2006 period, we recorded a $357,000 loss on early extinguishment of debt in connection with the contribution of Foothills to the joint venture and related payoff of that mortgage.
     Depreciation and amortization expense decreased $3.1 million, or 31.1%, to $6.9 million for the 2007 first quarter compared to $10.0 million for the prior year period. The decrease is primarily due to a $2.8 million decrease related to the partial sales of Colonie and Foothills and $752,000 from lower in-place lease amortization throughout the portfolio as some acquired leases expired. The decrease was partially offset by an increase in amortization of deferred leasing costs of $107,000 and an increase in depreciation expense of $379,000 due to an increase in tenant and building improvements.
     General and administrative expenses increased approximately $3.5 million, or 96.7%, to $7.2 million for the six months ended June 30, 2007 compared to $3.7 million for the 2006 first quarter. The increase was primarily due to an increase in personnel costs due to growth in staff in connection our increased redevelopment and joint venture activity ($655,000) increases in construction management, consulting, Sarbanes-Oxley related and other professional fees, ($2.2 million), costs associated with special construction audits and lease audits ($249,000) and severance and related costs totaling $591,000 in connection with the resignation of Lloyd Miller.
     Other
     Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the earnings of the joint ventures owning Harrisburg and, in the current year period, Colonie. The equity in loss of unconsolidated real estate partnerships totaled $655,000 for the six months ended June 30, 2007 as compared to $284,000 for the prior year period; most of the increase was related to Colonie.
     We recorded a $30.0 million gain on the partial sale of real estate in the 2006 period arising from the contribution of Foothills to a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture.
     Minority interest for the six months ended June 30, 2007 and 2006 represents the unit holders in our operating partnership which represents 9.8% and 10.9%, respectively, of our income.

Cash Flows
     Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
     Cash and cash equivalents were $4.0 million and $13.1 million at June 30, 2007 and 2006, respectively, and were $13.0 million at December 31, 2006.
     Cash used in operating activities totaled $1.0 million for the six months ended June 30, 2007, as compared $797,000 for the prior year period. The decrease in cash flow from operating activities is primarily due to the increase in general and administrative costs totaling $3.5 million and a $7.0 million decrease in cash operating income as a result of the contribution of Colonie and Foothills to joint ventures, net of a $436,000 increase in cash operating income from Golden Triangle and a $1.4 million increase in fee income from management, leasing and development services. The remaining increase is due to increases in accounts receivable and other operating assets and the timing of payment of accounts payable and other liabilities, as set forth in the consolidated statement of cash flows.
     Net cash used in investing activities increased to $29.6 million for the six months ended June 30, 2007 as compared to $17.9 million for the prior year period, as our real estate development expenditures increased by $12.7 million. In the prior year period, we received cash proceeds from the contribution of the Foothills Mall to the joint venture of $38.9 million and expended $43.2 million to purchase Golden Triangle and $880,000 to purchase the shares in our wholly owned statutory trust (see note 4 to the consolidated financial statements). In the current year period, cash advances to our joint ventures totaled $4.3 million compared to $181,000 in the prior year period.
     Net cash provided by financing activities totaled $21.5 million for the six months ended June 30, 2007 as compared to $17.5 million for the prior year period. In the current year period, net cash from financing activities was provided by draws on our secured line of credit ($13.0 million), the sale of our Series A preferred stock ($14.8 million, net) and the refinancing of the mortgage on Stratford Square ($4.4 million, net of fees and escrows). We paid cash dividends and distributions in the 2007 period totaling $6.6 million. During the six months ended June 30, 2006, we received cash proceeds of $29.4 million from the sale of junior subordinated notes, paid dividends and distributions of $6.7 million and paid $1.4 million in financing costs.
      Liquidity and Capital Resources
     As of June 30, 2007, we had approximately $4.0 million in cash and cash equivalents on hand. In addition, we had $6.8 million of availability under our line of credit secured by Golden Triangle. At June 30, 2007, our total consolidated indebtedness outstanding was approximately $269.4 million, or 59.7% of our total assets.
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
     In light of current market conditions and to enhance the redevelopment of our malls, our board of directors has suspended the common dividend and does not expect to declare any additional common dividends in the foreseeable future except as may be required to maintain REIT status.
      Short-Term Liquidity Requirements
     Our short-term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to our OP unit holders, funds for capital expenditures and funds for potential acquisitions. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2007, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $940,000 to be incurred during 2007, which we intend to fund from existing cash and cash from operating activities. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.
     In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we will have expenditures for redevelopment and renovation of our properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of June 30, 2007, our commitments for redevelopment and renovation costs are approximately $12.2 million for the remainder of the year ending December 31, 2007; however, we expect to spend approximately $22.7 million during the remainder of 2007 and a total of $97.9 million in 2008 and 2009. We believe that our current cash on hand, the capital transactions above and the additional corporate-level financing activity, property-level construction loans and secured line of credit will be adequate to fund operating and capital requirements.
     In addition, as of June 30, 2007, the partnership owning Harrisburg has commitments for tenant improvements renovation costs and other capital expenditures of approximately $10.9 million in 2007 and $3.4 million in 2008. We expect that total renovation costs will amount to approximately $11.8 million in 2007 and $8.1 million thereafter. We are responsible for 25% of any necessary equity contributions. Subject to the joint venture’s approval, we may be responsible for more than 25% of certain specific renovation costs.
     As of June 30, 2007, the joint venture owning Colonie has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $34.3 million, of which $32.2 million will be spent in 2007 and $2.1 million in 2008. We expect that total renovation costs will amount to approximately $32.2 million in 2007 and $12.0 million thereafter. The joint venture intends to fund these commitments from additional borrowing on an existing construction loan commitment, operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund 100% of any renovation hard cost overruns, as defined by the joint venture contribution agreement. Subsequent to the closing of the joint venture, we contributed additional equity totaling $16.7 million, most of which was used to fund such cost overruns, and have also issued a $10.25 million letter of credit against our unsecured line of credit that will remain outstanding until the project is complete. We do not expect additional significant equity contributions will be required in the short or long term. We have agreed to guarantee that certain property redevelopment project costs will not exceed $46 million. To the extent these costs exceed $46 million, our preferred equity contributions, and any funds drawn from our letter of credit, will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.
     As of June 30, 2007, the joint venture owning Foothills has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $6.7 million, which will be incurred in the remainder of 2007. The joint venture intends to fund these commitments from operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund any cost overruns up to $350,000 related to the construction of a 15,550 square-foot junior anchor tenant.
     Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of Golden Triangle, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR. The outstanding balance on the secured line of credit at June 30, 2007 was $13,000 and the interest rate was 6.78%. As of December 31, 2006, there was no outstanding balance on our secured line of credit. The secured line of credit allows for the issuance of letters of credit up to $13.0 million at 50 basis points over LIBOR. As of June 30, 2007, letters of credit outstanding under this agreement amounted to $10.25 million and are renewable through the maturity date of the loan. The secured line of credit contains customary covenants requiring us to, among other things, maintain certain financial coverage ratios. As of June 30, 2007, we were in compliance with the covenant requirements.
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
     On October 22, 2007, we issued $20.0 million, or 800,000 shares, of our 6.85% Series A preferred stock to Inland. We used the proceeds to fund redevelopment costs and to repay borrowings under our line of credit. Concurrent with this offering our operating partnership issued to us 800,000 of its 6.85% Preferred Units.
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
     $104.5 Million Stratford Square Refinancing
     On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by Stratford. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75.0 million of the loan proceeds were used to retire Stratford’s outstanding $75.0 million first mortgage. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project. As of June 30, 2007, the balance of funds in escrow was $24.1 million.
     In connection with the refinancing of the Stratford mortgage in May 2007, we entered into an additional $29.5 million swap that matures in May 2010. The effect of this swap is to fix the all-in interest rate of $29.5 million of the mortgage at 6.65% per annum.
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

Contractual Obligations
     The following table summarizes our contractual payment obligations due to third parties as of June 30, 2007 (in thousands):

		Our Share of		Our Share of
		Capital Expenditure		Long-Term
	Consolidated	Commitments in	Consolidated	Debt in
	Capital Expenditure	Unconsolidated	Long-Term	Unconsolidated	Operating and
Year	Commitments	Joint Ventures	Debt(1)	Joint Ventures(1)	Ground Leases	Total
2007(six months)	$12,210	$12,858	$9,304	$1,898	$303	$36,573
2008	6,393	1,372	18,607	35,097	578	62,047
2009	—	—	58,079	1,517	510	60,106
2010	—	—	115,055	1,517	429	117,001
2011	—	—	8,763	1,640	331	10,734
2012 and thereafter	—	—	167,745	31,651	23,571	222,967

Total	$18,603	$14,230	$377,553	$73,320	$25,722	$509,428

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.
     Mortgage Loans
     Northgate Mall
     On July 12, 2005, we assumed a $79.6 million first mortgage in connection with the acquisition of Northgate. The stated interest on the mortgage is 6.60%. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8.2 million and is being amortized over the remaining term of the acquired loan using the effective interest method. The loan has an initial prepayment date in November 2012; however, we intend to refinance the loan prior to the prepayment date.
     Tallahassee Mall
     On June 28, 2005, we assumed a $45.8 million first mortgage in connection with the acquisition of Tallahassee. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6.5 million and is being amortized over the remaining term of the acquired loan using the effective interest method. The loan has an initial prepayment date in July 2009; however, we intend to refinance the loan prior to the prepayment date.
     Stratford Square Mall
     In January 2005, we completed a $75.0 million, three-year first mortgage financing collateralized by Stratford. The mortgage bore interest at a rate of LIBOR plus 125 basis points. On May 8, 2007, we refinanced this loan with a $104.5 million first mortgage loan as discussed above.
     Colonie Center Mall Joint Venture
     In connection with the recapitalization of Colonie, the joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum capacity of $109.8 million and repaid the existing $50.8 million mortgage loan on the property. On February 13, 2007, the joint venture borrowed $50.1 million under the Loan and on February 27, 2007, the Loan was increased by $6.5 million to $116.3 million. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the joint venture entered into a two-year interest rate protection agreement fixing the initial $50.8 million of the Loan at an all-in interest rate of 6.84%. The Loan is an interest-only loan.
     We have agreed to guarantee that certain property redevelopment costs will not exceed $46 million. If required, we will fund these additional costs as subordinated capital contributions.
     Foothills Mall Joint Venture
     In June 2006, we completed a contribution with a subsidiary in connection with Foothills, located in Tuscon Arizona. In connection with the contribution agreement we retained a 30.8% interest in Foothills. In connection with the contribution agreement closing, we refinanced Foothills with an $81.0 million non-recourse first mortgage. The first mortgage matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from the date of loan syndication and has no principal payments for the first five years and the loan principal amortizes on a 30-year basis thereafter. We intend to refinance the loan on the maturity date.

     Harrisburg Mall Joint Venture
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50,000 and no principal payments until the maturity date in March 2008. The interest rate is LIBOR plus 1.625% per annum. The effective rates on the loan at June 30, 2007 and December 31, 2006 were 6.945% and 6.975%, respectively.
     Under certain circumstances our operating partnership may extend the maturity of the loan for three one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63%, and we are liable for $1.9 million, or 37%.
     The balance outstanding under the loan was $49.8 million as of June 30, 2007 and December 31, 2006. We are required to maintain cash balances with the lender averaging $5.0 million. If the balances fall below $5.0 million in any one month, the interest rate on the loan increases to LIBOR plus 1.875%. We intend to refinance the loan prior to the maturity date.
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
Off-Balance Sheet Arrangements
     Loan Guarantees
     See our loan guarantees described on the Harrisburg loan above.
     Forward Swap Contracts
     In connection with the Stratford mortgage financing, during January 2005, we entered into a $75.0 million swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford mortgage loan at 5.0% per annum. In connection with the refinancing of the Stratford mortgage in May 2007, we entered into an additional $29.5 million swap that matures in May 2010. The effect of this swap is to fix the all-in interest rate of $29.5 million of the mortgage at 6.65% per annum.
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
     Funds From Operations for the periods indicated are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss) available to common shareholders	$(5,093)	$24,352	$(5,957)	$22,974
Add:
Depreciation and amortization (excluding FF&E)	3,317	5,454	6,614	9,859
FFO contribution from unconsolidated joint venture	622	209	1,247	388
Less:
Gain on partial sale of real estate	—	(29,968)	—	(29,968)
Minority interest	(515)	2,962	(608)	2,795

FFO available to common stockholders and OP unit holders	$(1,669)	$3,009	$1,296	$6,048

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
     Market Risk Related to Fixed Rate Debt
     We had approximately $269.4 million of outstanding indebtedness as of June 30, 2007, including the Notes described below, of which $151.9 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 6.47% to 8.70% and $117.5 million that bears interest on a floating rate basis of LIBOR plus a margin. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.7 million, as the case may be.
     We currently have two $75 million swap contracts that run consecutively through January 2011 and a $29.5 million swap contract that matures in May 2010. A 100 basis point increase in interest rates would increase the fair value of these two swaps by approximately $3.0 million and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $3.1 million.
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
     Market Risk Related to Other Obligations
     At June 30, 2007 we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property with a $70.0 million loan, as compared to $80 million at December 31, 2006, (ii) probability weighted sale of the property in the middle of 2009, as compared to a probability weighted sale in early 2009 at December 31, 2006, and (iii) sales proceeds totaling approximately $125.7 million, which is based upon an estimated multiple of 15 times future net operating income (6.75% cap rate). Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be $1.7 million at June 30, 2007.
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

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending June 30, 2007, as described below.
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
     Management concluded that, as a result of the material weakness noted above, the Company did not maintain effective internal control over financial reporting as December 31, 2006 based on criteria set forth in the COSO framework. While we have taken remedial actions, as described below, this material weakness continued for the period ending June 30, 2007.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Effective April 10, 2007, we entered into an agreement to issue up to $50.0 million of convertible preferred stock through the private placement of 2,000,000 shares of 6.85% Series A Cumulative Convertible Preferred Shares to Inland American Real Estate

Trust, Inc., a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies. We issued $15.0 million in preferred stock on April 30, 2007. We are required to issue a total of $50.0 million by April 2008.
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

Date: October 30, 2007	FELDMAN MALL PROPERTIES, INC.
	By:	/s/ Thomas Wirth
		Name:	Thomas Wirth
		Title:	President and Chief Financial Officer

Index to Exhibits
EXHIBITS

31.1	Certification by the Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification by the President and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith.