Form 10-Q
period 2007-09-30
Feldman Mall Properties, Inc.
filed 2007-12-24
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
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
Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 13,018,831 at December 11, 2007.

FELDMAN MALL PROPERTIES, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Investments in real estate, net	$342,288	$318,440
Investment in unconsolidated real estate partnerships	37,931	32,833
Cash and cash equivalents	1,804	13,036
Restricted cash	21,136	8,159
Rents, deferred rents and other receivables, net	7,090	5,718
Acquired below-market ground lease, net	7,572	7,674
Acquired lease rights, net	7,753	9,262
Acquired in-place lease values, net	7,030	10,049
Deferred charges, net	4,029	3,284
Other assets, net	4,507	5,396

Total Assets	$441,140	$413,851

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Mortgage loans payable	$234,099	$211,451
Junior subordinated debt obligation	29,380	29,380
Secured line of credit	17,000	—
Due to affiliates	—	3,891
Accounts payable, accrued expenses and other liabilities	22,366	25,832
Dividends and distributions payable	259	3,315
Acquired lease obligations, net	5,458	6,823
Deferred gain on partial sale of real estate	3,515	3,515
Negative carrying value of investment in unconsolidated partnership	4,450	4,450

Total liabilities	316,527	288,657
Minority interest	10,408	11,649
Commitments and contingencies
Stockholders’ Equity
Series A 6.85% Cumulative Convertible Preferred Stock; 2,000,000 shares authorized; 600,000 shares issued and outstanding; $25.00 liquidation preference	14,580	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 13,034,331 and 13,155,062 issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	130	132
Additional paid-in capital	120,562	120,163
Distributions in excess of earnings	(19,826)	(7,637)
Accumulated other comprehensive income (loss)	(1,241)	887

Total stockholders’ equity	114,205	113,545

Total Liabilities and Stockholders’ Equity	$441,140	$413,851

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rental	$7,898	$9,643	$23,294	$32,120
Tenant reimbursements	3,596	4,030	10,593	15,695
Management, leasing and development services	1,094	183	2,792	440
Interest and other income	2,285	1,532	5,390	2,301

Total revenue	14,873	15,388	42,069	50,556

Expenses:
Rental property operating and maintenance	4,595	5,023	13,388	16,248
Real estate taxes	1,516	1,661	4,557	6,231
Interest (including amortization of deferred financing costs)	4,114	3,880	10,754	13,183
Loss from early extinguishment of debt	—	—	379	357
Depreciation and amortization	3,826	3,892	10,682	13,839
General and administrative	3,754	1,973	10,993	5,654

Total expenses	17,805	16,429	50,753	55,512
Equity in loss of unconsolidated real estate partnerships	(508)	(370)	(1,163)	(654)
(Loss) gain on partial sale of real estate	—	(571)	—	29,397

(Loss) income before minority interest	(3,440)	(1,982)	(9,847)	23,787
Minority interest	311	214	919	(2,580)

Net (loss) income	$(3,129)	$(1,768)	$(8,928)	$21,207

Basic (loss) income per share	$(0.26)	$(0.14)	$(0.72)	$1.66
Diluted (loss) income per share	(0.26)	(0.14)	(0.72)	1.62
Basic weighted averaged common shares outstanding	12,868	12,811	12,864	12,804
Weighted average common stock equivalents outstanding	—	—	—	1,889

Diluted weighted average common shares outstanding	12,868	12,811	12,864	14,693

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Amounts in thousands, except share data)
(Unaudited)
Nine months ended September 30, 2007

						Distributions	Accumulated
	Number of	Number of	Series A		Additional	in	Other
	Preferred	Common	Preferred	Common	Paid-In	Excess	Comprehensive		Comprehensive
	Shares	Shares	Stock	Stock	Capital	of Earnings	Income (Loss)	Total	Loss
Balance at December 31, 2006	—	13,155,062	$—	$132	$120,163	$(7,637)	$887	$113,545	$—

Net loss	—	—	—	—	—	(8,928)	—	(8,928)	(8,928)

Preferred shares issued	600,000	—	15,000	—	—	—	—	15,000	—

Stock issue costs	—	—	(420)	—	—	—	—	(420)	—
Unrealized loss on derivative instruments, net of $19 recorded in interest expense	—	—	—	—	—	—	(2,128)	(2,128)	(2,128)

Restricted stock granted	—	5,000	—	—	—	—	—	—	—
Restricted stock forfeited	—	(125,731)	—	(2)	2	—	—	—	—
Share-based compensation expense	—	—	—	—	397	—	—	397	—
Dividends on forfeited nonvested stock	—	—	—	—	—	160	—	160	—
Dividends	—	—	—	—	—	(3,421)	—	(3,421)	—

Balance at September 30, 2007	600,000	13,034,331	$14,580	$130	$120,562	$(19,826)	$(1,241)	$114,205	$(11,056)

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net (loss) income	$(8,928)	$21,207
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on partial sale of real estate	—	(29,397)
Depreciation and amortization	10,682	13,839
Loss from early extinguishment of debt	179	357
Amortization of deferred financing costs	805	638
Provision for doubtful accounts receivable	965	514
Noncash stock compensation	397	581
Interest (accretion) amortization, net	(2,400)	(2,431)
Amortization of ground rent	264	213
Minority interest	(919)	2,580
Equity in loss of unconsolidated real estate partnerships	1,163	654
Net change in revenue related to acquired lease rights/obligations	144	(85)
Deferred tax expense	161	—
Other noncash income	(3,734)	(1,236)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(2,337)	(1,924)
Restricted cash relating to operating activities	676	884
Other deferred costs	(664)	(1,851)
Other assets, net	(224)	(2,105)
Accounts payable, accrued expenses and other liabilities	(2,598)	621

Net cash (used in) provided by operating activities	(6,366)	3,059

Cash Flows From Investing Activities:
Proceeds from partial sale of real estate, net	—	80,319
Expenditures for real estate improvements	(32,512)	(27,634)
Real estate acquisitions, net of assumed liabilities	(1,500)	(43,235)
Change in restricted cash relating to investing activities	119	(10,198)
Advances to unconsolidated real estate partnerships	(6,261)	(424)
Other	—	(880)

Net cash used in investing activities	(40,154)	(2,052)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	—	29,380
Proceeds from lines of credit	17,000	4,000
Proceeds from mortgages and notes payable	104,500	10,000
Repayment of mortgages and notes payable	(79,417)	(11,286)
Payment of deferred financing costs	(970)	(1,431)
Proceeds from sale of Series A preferred stock, net of issue costs	14,745	—
Change in restricted cash related to financing activities	(13,772)	31
Distributions and dividends	(6,798)	(10,016)

Net cash provided by financing activities	35,288	20,678

Net change in cash and cash equivalents	(11,232)	21,685
Cash and cash equivalents, beginning of period	13,036	14,331

Cash and cash equivalents, end of period	$1,804	$36,016

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$12,783	$15,835
Supplemental disclosures of noncash investing and financing activities:
Accrued renovation costs	4,781	4,027
Unrealized loss on derivative instruments	(2,128)	(53)
Dividends and distributions payable	259	3,347
Accrued financing costs	312	—
Accrued preferred stock issuance costs	165	—
Assets acquired in connection with real estate acquisition	—	19
Liabilities assumed in connection with real estate acquisition	1,711	3,669

Contribution of property to joint ventures	—	$134,240
Investment in real estate, net	—	13,722
Other assets	—	(105,516)
Mortgage loans	—	(4,370)

Liabilities	—	$38,076

See accompanying notes to consolidated financial statements

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
September 30, 2007
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
     As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor in exchange for units of limited partnership interests in our operating partnership (“OP units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. As of September 30, 2007, these contributors own 9.8% of our operating partnership as limited partners.
     As of September 30, 2007, we owned four real estate properties and had minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania, the Foothills Mall in Tucson, Arizona and the Colonie Center Mall in Albany, New York.
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
     Revenue Recognition and Tenant Receivables
     Base rental revenue from rental retail property is recognized on a straight-line basis over the noncancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of September 30, 2007 and December 31, 2006, approximately $1,417 and $891, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying consolidated financial statements. “Percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants.

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
     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants. We recorded $380 and $86 of lease termination fees for the three months ended September 30, 2007 and 2006 and $485 and $389 for the nine months ended September 30, 2007 and 2006, respectively.
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
     We provide an allowance for doubtful accounts receivable against the portion of tenant receivables that is estimated to be uncollectible. Management reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,839 at September 30, 2007 and $1,088 at December 31, 2006.
     Deferred Charges
     Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. We have a number of employees who are responsible for tenant leasing activity and it’s our policy to capitalize employee compensation that is directly allocable to these leasing services. A portion of their compensation, approximating $139 and $406 for the three months ended September 30, 2007 and 2006 and $500 and $1,085 for the nine months ended September 30, 2007 and 2006, respectively, was capitalized and is being amortized over an estimated weighted average lease term. The related amortization expense for the three and nine months ended September 30, 2007 and 2006 was $34, $99, $8 and $26, respectively.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest	$40	$349	$699	$581
Real estate taxes	—	172	167	327
Insurance	—	18	15	34

Total	$40	$539	$881	$942

     Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, amounting to $36, $204, $96 and $349 for the three and nine months ended September 30, 2007 and 2006, respectively, has been capitalized into these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.
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
     At September 30, 2007 and December 31, 2006, investments in real estate consisted of the following:

	September 30, 2007	December 31, 2006
Buildings and improvements	$294,343	$257,598
Tenant improvements	21,807	19,015
Furniture, fixtures and equipment	7,473	1,497
Construction in progress	3,935	20,685
Land	37,851	34,609

Total investments in real estate	365,409	333,404
Accumulated depreciation	(23,121)	(14,964)

Investments in real estate, net	$342,288	$318,440

     Due to Affiliates
     At September 30, 2007, we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property mortgage, (ii) probability weighted sale of the property and (iii) sales proceeds, which are based upon an estimated multiple of future net operating income.
     Conditional Asset Retirement Obligations
     We own certain properties that contain asbestos and could require us to perform future remediation. In July 2007, we purchased a parcel of land and building adjacent to our Northgate Mall for $1,500 in cash. We are in the process of demolishing the existing building with the intention of replacing it with a movie theatre. We accrued approximately $1,711 for the cost of asbestos remediation, which amount was added to the book value of the land. We expect that the demolition and asbestos removal will be completed by March 30, 2008.
     With respect to our other properties, although we may have a legal obligation to remediate any asbestos contained in any of our investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, we do not believe that the current estimation of that liability and the related asset and cumulative catch-up of any accretion or depreciation is material to our consolidated financial statements. There is currently no obligation to perform any amount of such work that is material to the consolidated financial statements in conjunction with any current renovation or construction project. Accordingly, these amounts are not material to our consolidated financial statements.

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
     Accumulated amortization for acquired lease rights was $4,995 and $3,486 at September 30, 2007 and December 31, 2006, respectively. Accumulated amortization for in-place lease values was $7,496 and $5,474 at September 30, 2007 and December 31, 2006, respectively. Accumulated amortization of acquired lease obligations was $4,829 and $3,464 at September 30, 2007 and December 31, 2006, respectively.
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

     We have elected that our management company subsidiary and certain corporations that held small interests in the Foothills Mall be treated as a “taxable REIT subsidiary” or TRS. In general, a TRS may perform noncustomary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’ are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. As of September 30, 2007, we had net operating loss carry-forwards of approximately $62 which, based on our historical and projected TRS income, we expect to fully utilize in fiscal 2008. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     For the nine months ended September 30, 2007, we recorded income tax expense of $180, of which $161 was deferred and $19 was recorded as a current liability. For the three months ended September 30, 2007, we recorded deferred income tax expense of $131 and a current state provision of $6. Our income tax expense is included in general and administrative expenses in our consolidated statement of operations. There was no income tax expense or benefit for the three and nine months ended September 30, 2006.
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
     Earnings (Loss) Per Share
     We present both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Our computation of loss per share for the three and nine months ended September 30, 2007 excludes weighted average unvested share awards and OP units in the aggregate amount of 1,586,955 and 1,623,725, respectively, because their effect is antidilutive. For the three months ended September 30, 2006, our computation of loss per share excludes weighted average unvested share awards and OP units in the aggregate amount of $1,899,676 because their effect is antidilutive.

     The following is the computation of our basic and diluted income (loss) per share for the following periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(3,129)	$(1,768)	$(8,928)	$21,207
Less preferred stock dividends, net of minority interest ($25 and $42, respectively)	(233)	—	(391)	—

Net (loss) income available to common stockholders—basic	(3,362)	(1,768)	(9,319)	21,207
Add back minority interest	—	—	—	2,580

Net (loss) income attributable to common stockholders—diluted	$(3,362)	$(1,768)	$(9,319)	$23,787

Basic weighted average common shares	12,867,834	12,811,237	12,863,723	12,803,848
Plus: weighted average unvested restricted shares	—	—	—	296,020
Plus: weighted average OP units	—	—	—	1,593,464

Diluted weighted average common shares	12,867,834	12,811,237	12,863,723	14,693,332

Basic (loss) income per share	$(0.26)	$(0.14)	$(0.72)	$1.66
Diluted (loss) income per share	(0.26)	(0.14)	(0.72)	1.62
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
     Share-Based Deferred Compensation
     We have a deferred compensation plan under which we are authorized to issue up to 469,221 shares of common stock to employees. As of September 30, 2007, we had granted 266,061 shares of restricted common stock, net of forfeitures, which vest annually over periods ranging from two to five years.
     Restricted stock awards entitle the holder to shares of common stock as the award vests. We measure the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.

     The following describes the shares of unvested common stock for the nine months ended September 30, 2007 and 2006:

	Number of Unvested Shares		Weighted Average Share Price
	2007	2006	2007	2006
Beginning balance	326,074	285,100	$11.28	$11.23
Shares granted	5,000	74,568	11.31	11.28
Shares vested	(40,159)	(42,967)	12.15	11.87
Shares forfeited	(125,731)	(7,692)	10.15	12.37

Ending balance	165,184	309,009	11.92	11.14

     Share-based compensation expense included in net (loss) income for the three and nine months ended September 30, 2007 and 2006 was $97, $342, $109 and $316, respectively. Gross share-based compensation was $108, $397, $192 and $581 for the three and nine months ended September 30, 2007 and 2006, respectively. It’s our policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $11, $55, $83 and $265 were capitalized for the three and nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007, there was $1,655 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the plan, which are expected to be recognized over a weighted-average period of 1.6 years. The total grant date fair value of shares that vested during the nine months ended September 30, 2007 was $488.
     Reclassification
     Certain prior period balances have been reclassified to conform to the current period presentation.
3. Mortgage Loans Payable
     Mortgage loans payable consisted of the following:

	September 30, 2007	December 31, 2006
Mortgage loan payable — interest only at 115 basis points over LIBOR (6.90% at September 30, 2007) payable monthly, due May 2010, secured by Stratford Square Mall property	$104,500	$—
Mortgage loan payable — interest only at 125 basis points over LIBOR (6.625% at December 31, 2006) payable monthly, due January 2008, secured by Stratford Square Mall property	—	75,000
Mortgage loan payable — interest at 8.60% payable monthly, due July 11, 2029, anticipated repayment on July 11, 2009, secured by the Tallahassee Mall property	44,688	45,100
Mortgage loan payable — interest at 6.60% payable monthly, due October 11, 2032, anticipated prepayment date of November 11, 2012, secured by the Northgate Mall property	77,398	78,201
Mortgage loan payable — interest at 5.15% payable monthly, due November 1, 2013, secured by the JCPenney parcel at the Stratford Square Mall	—	3,202

Total mortgages outstanding	226,586	201,503
Assumed above-market mortgage premiums, net	7,513	9,948

Total mortgage loans payable	$234,099	$211,451

     On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney parcel at our Stratford Square Mall. The stated interest on the note was 5.15%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 was amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium was $0, $4, $3 and $6 for the three and nine months ended September 30, 2007 and 2006, respectively. This loan was fully repaid in May 2007 in connection with the refinancing of the Stratford Square Mall mortgage as described below.
     On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $348, $1,047, $348 and $1,058 for the three and nine months ended September 30, 2007 and 2006, respectively.

     On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $448, $1,348, $454 and $1,367 for the three and nine months ended September 30, 2007 and 2006, respectively.
     In January 2005, we completed a $75,000, three-year first mortgage financing collateralized by the Stratford Square Mall. On May 8, 2007, we closed on a $104,500 first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over the London Interbank Offered Rate (“LIBOR”). The loan has two one-year extension options. On the closing date, $75,000 of the loan proceeds was used to retire Stratford Square’s outstanding $75,000 first mortgage and $3,040 was used to repay the JCPenney parcel note. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project. As of September 30, 2007, the balance of funds in escrow was $13,772. In connection with this transaction, we recorded a $379 loss on early extinguishment of debt, which represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid.
     In connection with the Stratford Square Mall mortgage financing, during January 2005, we entered into a $75,000 interest rate swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5.0% per annum. In connection with the refinancing of the Stratford Square Mall mortgage in May 2007, we entered into an additional $29,500 swap that matures in May 2010. The effect of this swap is to fix the all-in interest rate on $29,500 of the mortgage at 6.65% per annum.
     During December 2005, we entered into a $75,000 swap which commences February 2008 and has a final maturity date in January 2011. The effect of the swap is to fix the all-in interest rate of our forecasted cashflows on LIBOR-based loans at 4.91% per annum.
     Aggregate principal payments of our mortgage loans as of September 30, 2007 are as follows:

2007 (three months)	$429
2008	1,744
2009	45,179
2010	105,824
2011	1,415
2012	1,364
2013 and thereafter	70,631

Total principal payments	226,586
Assumed above-market mortgage premiums, net	7,513

Total	$234,099

     Certain of our mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. As of and for the period ended September 30, 2007, we were in compliance with these debt covenants.
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
     In July 2007, we received a notice of default from the holders of the common and preferred securities of the Trust due to our failure to timely deliver our June 30, 2007 financial statements. We were granted limited waivers of this default and the default was cured when we filed our quarterly report on Form 10-Q for the period ended June 30, 2007. To date, we have not received a notice of default related to our September 30, 2007 financial statements.
5. Lines of Credit
     $30,000 Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit (the “line”). On April 20, 2007, we increased the line from $24,600 to $30,000. The maturity date of the line is April 2009 and the line is recourse to us if the debt coverage ratio of the property is less than 1.4.
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
     In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13,000 for a fee of 0.5% of the face amount. As of September 30, 2007, letters of credit outstanding under this agreement amounted to $10,250 and are renewable through the maturity date of the loan.
     The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. As of September 30, 2007, we were in compliance with the covenant requirements. The outstanding balance on the line at September 30, 2007 was $17,000 with interest rates on the tranches ranging from 6.96% to 7.75%.
$25,000 Credit Facility
     On April 16, 2007, we announced the execution of an unsecured promissory note (the “Note”) providing for loans aggregating up to $25,000 from Kimco Realty Corp. (“Kimco”). As of September 30, 2007, there were no outstanding borrowings under the Note.
     Loans drawn under the Note are optional and will bear interest at the rate of 7.0% per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain performance criteria. We may prepay the outstanding principal amount under the Note in whole or in part at any time. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250 in additional interest. We are accounting for the variable fee as an embedded derivative and, accordingly, have recorded the fair value of this instrument as a deferred loan fee and as a derivative liability in the amount of $312 at inception in April 2007. Changes in the fair value of the derivative liability in future periods will be recorded in operating income. As of September 30, 2007, we estimated the fair value of the derivative liability to be $245 and recognized the $67 change in interest and other income.
     We intend to utilize the net proceeds from the Note to provide capital for the redevelopment of our malls, to repay borrowings under our secured line of credit and for general corporate purposes.
6. Related Party Transactions
     We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for an annual management fee, ranging from 2% to 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreements. In addition, we earn customary brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $1,094, $2,792, $183 and

$440 for the three and nine months ended September 30, 2007 and 2006, respectively. These fees are recorded in management, leasing and development services in the consolidated statements of operations.
     In July 2005, we entered into a consulting contract with Ed Feldman, the father of our chairman Larry Feldman, to provide professional services. Ed Feldman is assisting us in our efforts to secure government grants, various incentives and tax rebates. The agreement pays Mr. Feldman $3 per month. For the three and nine months ended September 30, 2007 and 2006, Mr. Feldman received $9, $27, $9 and $27, respectively.
7. Rentals Under Operating Leases
     We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from our tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. Our rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by the amortization of below-market leases. Amounts included in rental revenue based on recording lease income on the straight-line basis were $200, $553, $219 and $660 for the three and nine months ended September 30, 2007 and 2006, respectively.
     The minimum future base rentals under non-cancelable operating leases as of September 30, 2007 are as follows:

Year Ending December 31,
2007 (three months)	$6,629
2008	24,142
2009	21,475
2010	19,460
2011	16,148
2012 and thereafter	63,878

Total future minimum base rentals	$151,732

     Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers; consequently, our credit risk is concentrated in the retail industry. For the nine months ended September 30, 2007 and 2006, no tenant exceeded 10% of rental revenues.
8. Due to Affiliates
     At September 30, 2007 and December 31, 2006, amounts due to affiliates primarily reflect obligations to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property, (ii) a probability weighted sale date of the property, and (iii) sales proceeds estimated by management based upon an estimated multiple of future net operating income. Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be zero and $3,891 at September 30, 2007 and December 31, 2006, respectively, and is included in due to affiliates. The reduction in the fair value estimate for the three months and nine months ended September 30, 2007 totaling $1,654 and $3,891, respectively, has been reflected in interest and other income in the accompanying consolidated statement of operations. The reduction in the liability in 2007 was caused by our reduction of the anticipated return we will receive on the project. The decrease in our anticipated return is due to delays in the timing of certain redevelopment plans, higher than previously expected construction costs and a reduction in the projected future net operating income of the property, which is due to delays in leasing activity. The fair value of this obligation is assessed by management on a quarterly basis. For the three and nine months ended September 30, 2006, the fair value of the obligation decreased by $1,236 to $4,067.

9. Stockholders’ Equity
     Our authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2007 and December 31, 2006, 13,034,331 and 13,155,062 shares of common stock were issued and outstanding, respectively.
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
10. Minority Interest
     Minority interest relates to the interests in the operating partnership that are not owned by us, which were approximately 9.8% as of September 30, 2007 and 9.7% as of December 31, 2006. In conjunction with our formation, certain persons and entities contributing ownership interests in our predecessor to the operating partnership received OP units. Limited partners who acquired OP units in our formation transactions have the right to require our operating partnership to redeem part or all of their OP units for cash, or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those OP units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.
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
     At September 30, 2007, we have commitments to make tenant improvements and other capital expenditures in 2007 in the amount of approximately $513. In addition, in connection with leases that have been signed through September 30, 2007 included in the redevelopment expansion plans of the malls and current redevelopment activity, we are committed to spend approximately $7,768 in the fourth quarter of 2007, $21,289 in 2008 and $1,500 in 2009.

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
     We also have agreed to maintain approximately $10,000 of indebtedness and to offer the contributors the option to guarantee $10,000 of the operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions. As of September 30, 2007, Feldman Partners, LLC, an affiliate of Larry Feldman, guarantees $8,000 of the loan secured by the Stratford Square Mall.
     Effective April 17, 2007, we entered into an agreement with Lloyd Miller, our former Executive Vice President of Leasing since November 2005, pursuant to which he agreed to resign from the Company and we made a severance payment to Mr. Miller in the amount of $147 and also agreed to repurchase 15,500 of Mr. Miller’s shares of our common stock at a price of $12.50 per share, which is consistent with the prices at which our stock was trading at that time. Subsequent to the execution of this agreement, Mr. Miller notified us that he had exercised his right to rescind the agreement. He also threatened to make a claim against us alleging breach of his employment contract with the Company. On October 31, 2007, we entered into a settlement agreement with Mr. Miller whereby we paid him $325 in cash in addition to the aforementioned severance payment and stock repurchase payment. Under the terms of the settlement, Mr. Miller waived his rights to any future claims against the Company.
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
     On the closing date, the Foothills JV extinguished the existing first mortgage loan totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage loan. The $81,000 first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains customary loan covenants and the Foothills JV is in compliance with all such covenants as of and for the period ended September 30, 2007. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Foothills JV. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills JV for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2,000. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills JV in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills JV and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills JV is not a VIE and account for our investment in the joint venture under the equity method.
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
     As of September 30, 2007, the Foothills JV has commitments for tenant improvements, renovation costs and other capital needs in the amount of approximately $3,271 in 2007 and $2,755 in 2008 and intends to fund them from operating cash flow and capital contributions in accordance with the Foothills JV agreement.
     Harrisburg Mall
     We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003.
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50,000 and no principal payments until the maturity date in March 2008. The interest rate is LIBOR plus 1.625% per annum. The effective rates on the loan at September 30, 2007 and December 31, 2006 were 7.425% and 6.975%, respectively.
     Under certain circumstances the partnership may extend the maturity of the loan for three, one-year periods. The partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63% and we are liable for $1,850 or 37%.
     The balance outstanding under the loan was $49,750 as of September 30, 2007 and December 31, 2006. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.
     The partnership agreement includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other. Either partner may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered.
     As of September 30, 2007, the partnership has commitments for tenant improvements, renovation costs and other capital expenditures of approximately $7,791 in 2007 and $9,257 in 2008. The partnership will fund these costs with additional financing activity, state and local government grants or equity contributions. During the nine months ended September 30, 2007, the partnership received $10,815 in capital contributions from its partners. In the fourth quarter of 2007 (through December 18, 2007), the partnership received additional capital contributions totaling $5,542. We are responsible for 25% of any necessary equity contributions. Subject to the joint venture’s approval, we may be responsible for more than 25% of certain specific renovation costs.
     Colonie Center Mall
     On September 29, 2006, we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall located in Albany, New York. Under the terms of the contribution agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Colonie JV”). Heitman’s contribution of $47,000 to the venture represents approximately 75% of the equity in the property. Our contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have made preferred capital contributions of approximately $16,700 as of September 30, 2007 that were used primarily to fund construction costs. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling approximately $46,000. To the extent these costs exceed $46,000, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.
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
     The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements, for up to two additional years. In connection with the Loan, the Colonie JV entered into a two-year interest rate protection agreement fixing the initial $50,766 of the Loan at all-in interest rate of 6.84%. The Colonie JV has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan. The Loan has no lockout period, however, the Loan is subject to prepayment fees ranging from 1.0% to 1.5% through March 2008. As of September 30, 2007, the Loan balance was $92,910. The Loan contains financial covenants requiring the Colonie JV to maintain certain financial debt service coverage ratios, among other requirements. As of September 30, 2007, the Colonie JV was in compliance with all required loan covenants.
     As of September 30, 2007, the Colonie JV has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $23,882 to be incurred during 2007 and $5,941 in 2008. The Colonie JV intends to fund these commitments from loan proceeds, equity contributions and operating cash flow.
     We are the managing member of the Colonie JV and are responsible for the management, leasing and construction of the property and charge customary market fees for such services.
     Condensed combined balance sheets for our unconsolidated joint ventures are as follows:

	September 30, 2007	December 31, 2006
Investment in real estate, net	$309,125	$257,041
Receivables including deferred rents	1,785	5,768
Other assets	37,346	31,865

Total assets	$348,256	$294,674

Mortgage loans payable	$223,660	$181,516
Other liabilities	44,758	34,525
Owners’ equity	79,838	78,633

Total liabilities and owners’ equity	$348,256	$294,674

The Company’s share of owners’ equity	$20,264	$20,159
     Condensed combined statements of operations for our unconsolidated joint ventures are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$8,710	$6,373	$26,922	$11,662
Operating and other expenses	(5,297)	(3,122)	(15,270)	(6,225)
Interest expense (including the amortization of deferred financing costs)	(3,248)	(2,229)	(9,439)	(3,882)
Depreciation and amortization	(2,671)	(2,270)	(8,419)	(3,940)

Net loss	$(2,506)	$(1,248)	$(6,206)	$(2,385)

The Company’s share of net loss	$(508)	$(370)	$(1,163)	$(654)
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

13. Fair Value of Financial Instruments
     As of September 30, 2007 and December 31, 2006, the fair values of our mortgage and other loans payable were approximately the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, and accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.
14. Financial Instruments — Derivatives and Hedging
     The following summarizes the notional and fair value of our derivative financial instruments at September 30, 2007. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value
Interest Rate Swap	$75,000	3.75%	2/2005	1/2008	$263
Interest Rate Swap	75,000	4.91%	1/2008	1/2011	(840)
Interest Rate Swap	29,500	5.50%	6/2007	5/2010	(729)
     On September 30, 2007, the fair values of the derivative instruments were recorded in other assets and accounts payable, accrued expenses and other liabilities. Over time, the unrealized loss of $1,241 held in accumulated other comprehensive loss will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $223 will be reclassified between accumulated other comprehensive loss and earnings within the next 12 months.
     We hedge our exposure to variability in anticipated future interest payments on existing variable rate debt.
15. Subsequent Events
     Series A Preferred Stock
     On October 22, 2007, we issued $20,000, or 800,000 shares, of our 6.85% Series A preferred stock to Inland. We used the proceeds to fund redevelopment costs and to repay borrowings under our line of credit. Concurrently, our operating partnership issued to us 800,000 of its 6.85% Preferred Units.
     On December 17, 2007, we issued $15,000, or 600,000 shares, of our 6.85% Series A preferred stock to Inland. We plan to use the proceeds to fund redevelopment costs. Concurrently, our operating partnership issued to us 600,000 of its 6.85% Preferred Units. See note 9, Stockholders’ Equity.
     Executive Management Restructuring
     On October 26, 2007, we announced the following management restructuring which was effective immediately:
•	Larry Feldman has given up his position as CEO and the accompanying management responsibilities so that he may focus on the critical real estate imperatives facing our Company including leasing, anchor tenant retention and replacement, redevelopment and construction, and strategic direction and planning for our Company. He remains Chairman of the Board.

•	Tom Wirth has been named President and remains CFO. Tom assumed management responsibilities for our Company with a focus on public company obligations including financial reporting.

•	To provide support to, and more direct oversight of management, the independent board members have formed an executive committee led by Bruce Moore. The executive committee will remain in place until such time as we have retained additional executive talent, or the committee deems its assistance is no longer required.
     On December 21, 2007, we announced that, in conjunction with our continuing efforts to restructure, the Phoenix office will be closed except for a minimal leasing staff. In addition, Executive Vice President and Chief Operating Officer and Director, James Bourg, announced that he will be leaving the Company. We anticipate that Mr. Bourg’s departure and the closure of the Phoenix office will take place during the second quarter of 2008. In connection with Mr. Bourg’s departure, we will incur a one-time severance charge of approximately $1,300 that will be incurred in the fourth quarter of 2007. We also expect to record additional restructuring charges in the fourth quarter of 2007 and first quarter of 2008.

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
     We evaluate our investments in partially owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the investment is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary,” as defined in FIN 46R, we account for such investment as if it were a consolidated subsidiary. We have determined that Feldman Lubert Adler Harrisburg L.P., FMP Kimco Foothills LLC and FMP191 Colonie Center LLC are not VIEs.
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
Results of Operations
     Overview
     The discussion below relates to our results of operations which, throughout the periods discussed below, were engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall (“Foothills”), Harrisburg Mall (“Harrisburg”), Stratford Square Mall (“Stratford”), Colonie Center Mall (“Colonie”), Northgate Mall (“Northgate”), Tallahassee Mall (“Tallahassee”) and Golden Triangle Mall, (“Golden Triangle”). During the redevelopment and repositioning period, some of our properties may experience decreases in occupancy and corresponding net operating income. For the following reasons, the results of operations of our Company for the nine months ended September 30, 2007 may not be comparable to the corresponding periods in 2006:
•	During March 2006, we completed the issuance and sale in a private placement of $29.4 million in aggregate principal amount of junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequent to April 2011 at a variable interest rate equal to LIBOR plus 3.45% per annum.
•	On April 5, 2006, we acquired Golden Triangle in the Dallas suburb of Denton, Texas, for approximately $41.2 million (including $1.0 million of additional consideration paid in accordance with an earn-out provision in the purchase agreement).

•	On April 5, 2006, in connection with the acquisition of Golden Triangle, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR. On April 20, 2007, we increased the line to $30.0 million. As of September 30, 2007, the outstanding balance was $17,000.
•	On April, 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square for a price of $6.7 million. The purchase price included assumption of a loan secured by the property and had a principal balance of approximately $3.5 million. On May 8, 2007, we repaid this loan in connection with the Stratford Square mortgage refinancing described below.
•	On June 29, 2006, we contributed Foothills to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture refinanced the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received approximately $38.9 million and recognized a $29.4 million gain on the partial sale of the property. A portion of the proceeds from the transaction was used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding on our credit facility provided by Kimco Realty Corp.
•	On September 29, 2006, we contributed Colonie to a joint venture and retained a 25.0% interest. In connection with this transaction, the joint venture refinanced the existing $50.8 million first mortgage bridge loan with a first mortgage and construction facility with a maximum capacity commitment of $109.8 million. As a result of these transactions, we received approximately $41.2 million and recorded a $3.5 million deferred gain. A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006.

•	On April 30, 2007, we issued $15.0 million in preferred stock.

•	On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by Stratford. On the closing date, $75.0 million of the proceeds were used to retire Stratford’s outstanding $75.0 million first mortgage.
Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30,
2006
     Revenues
     Rental revenues decreased approximately $1.7 million, or 18.1%, to $7.9 million for the three months ended September 30, 2007 compared to $9.6 million for the prior year period. The decrease resulted from $2.2 million due to the partial sale of Colonie, offset by a net aggregate increase in rental revenues from our wholly owned malls.
     We believe that Dillard’s, one of our anchor tenants at Tallahassee, will vacate its leased space (totaling approximately 204,000 square feet) on or before their lease expiration date. The Dillard’s lease expires on January 31, 2008 and currently pays annual rent totaling approximately $311,000. Currently, we are in discussion with one or more replacement anchors to replace Dillard’s. In addition, certain tenants at Tallahassee have provisions in their leases that could result in rental revenue reductions if Dillard’s is not replaced within certain time periods.
     Revenues from tenant reimbursements decreased $434,000, or 10.8%, to $3.6 million for the three months ended September 30, 2007 compared to $4.0 million for the prior year period. The decrease was primarily due to the partial sale of Colonie ($1.0 million), offset by a net aggregate increase at our other malls.
     Revenues from management, leasing and development services increased $911,000 to $1.1 million for the three months ended September 30, 2007 compared to $183,000 for the prior year period. The increase is primarily due to fees charged to the Colonie and Foothills joint ventures.
     Interest and other income increased $753,000 to $2.3 million for the three months ended September 30, 2007 compared to $1.5 million for the prior year period. Interest and other income in the 2007 period included $1.7 million resulting from a reduction in the estimated fair value of our obligation to the OP unit holders related to the Harrisburg partnership. In the prior year period, we recorded a $1.2 million reduction in this same obligation. Other income items that increased from the 2006 third quarter to the current period include lease termination fees ($294,000) and income representing a return on preferred capital contributions to the Colonie joint venture ($98,000).

     Expenses
     Rental property operating and maintenance expenses decreased $428,000, or 8.5%, to $4.6 million for the 2007 third quarter compared to $5.0 million for the prior year period. The decrease is due primarily to the partial sale of Colonie, which accounted for $1.2 million of 2006 third quarter expense. Expenses that increased over the prior year period include bad debt expense ($310,000), salaries and wages ($165,000), professional fees ($135,000) and various other rental property operating and maintenance expenses ($145,000).
     Real estate taxes decreased $145,000, or 8.7%, to $1.5 million for the three months ended September 30, 2007 compared to $1.7 million for the prior year period. The decrease in real estate taxes was primarily due to $481,000 recorded by Colonie in the prior year offset in part by increases at our other malls.
     Interest expense increased $234,000, or 6.0%, to $4.1 million for the three months ended September 30, 2007 compared to $3.9 million for the prior year period. The increase was due to primarily to an increase in borrowings related to the Stratford mortgage ($446,000) and our secured line of credit ($219,000) and a decrease in capitalized interest ($73,000), offset by the partial sale of Colonie, which accounted for $618,000 of mortgage interest expense in the prior year period.
     Depreciation and amortization expense decreased $66,000, or 1.7%, to $3.8 million for the 2007 third quarter compared to $3.9 million for the prior year period. Colonie accounted for $658,000 of expense in the 2006 third quarter and amortization of in-place lease intangibles decreased by $178,000. These decreases were offset by increased depreciation expense resulting from completion of construction projects at the malls.
     General and administrative expenses increased approximately $1.8 million, or 90.3%, to $3.8 million for the three months ended September 30, 2007 compared to $2.0 million for the 2006 third quarter. The increase was primarily due to an increase in personnel costs due to growth in staff and contract personnel in connection with our increased redevelopment and joint venture activity ($233,000) and increases in construction management, consulting, Sarbanes-Oxley related and other professional fees, ($1.5 million).
     Other
     Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the losses of the joint ventures owning Harrisburg and, in the current year period, Colonie. The equity in loss of unconsolidated real estate partnerships totaled $508,000 for the three months ended September 30, 2007 as compared to $370,000 for the prior year period; most of the increase was related to Colonie.
     Minority interest for the three months ended September 30, 2007 and 2006 represents the unit holders in our operating partnership which represents 9.8% and 10.8%, respectively, of our loss.
Comparison of the Nine months ended September 30, 2007 to the Nine months ended September 30, 2006
     Revenues
     Rental revenues decreased approximately $8.8 million, or 27.5%, to $23.3 million for the nine months ended September 30, 2007 compared to $32.1 million for the prior year period. The decrease resulted from $10.4 million due to the partial sales of Colonie and Foothills, offset in part by an increase in revenue of $1.0 million from Golden Triangle, which we acquired on April 5, 2006.
     Revenues from tenant reimbursements decreased approximately $5.1 million, or 32.5%, to $10.6 million for the nine months ended September 30, 2007 compared to $15.7 million for the prior year period. The decrease was primarily due to the partial sales of Colonie and Foothills, which combined accounted for $5.7 million of prior year revenues, offset in part by a $400,000 increase in revenue from Golden Triangle and an aggregate increase at our other malls.
     Revenues from management, leasing and development services increased approximately $2.4 million to $2.8 million for the nine months ended September 30, 2007 compared to $440,000 for the prior year period. The increase is primarily due to fees charged to the Colonie and Foothills joint ventures.
     Interest and other income increased approximately $3.1 million to $5.4 million for the nine months ended September 30, 2007 compared to $2.3 million for the prior year period. The increase was primarily due to a $3.9 million reduction in 2007 in the estimated fair value of our obligation to the OP unit holders related to the Harrisburg partnership compared to a $1.2 million reduction in this same liability in the 2006 period. The reduction in 2007 was due primarily to lower estimated construction loan proceeds and projected delays in the sale of the property. In addition, we recorded an increase in income representing a return on preferred capital contributions to the Colonie joint venture ($533,000) and an increase in lease termination fees ($95,000), offset by a decrease due to the contribution of Colonie and Foothills to joint ventures ($221,000).
     Expenses
     Rental property operating and maintenance expenses decreased approximately $2.8 million, or 17.6%, to $13.4 million for the nine months ended September 30, 2007 compared to $16.2 million for the prior year period. The decrease is due primarily to the partial sales of Colonie and Foothills, which combined accounted for $5.6 million of the expense for the prior year period, offset in part by a $848,000 increase in expense at Golden Triangle. Expenses of our other malls that increased over the prior year period include bad debt expense ($556,000), utilities ($216,000) and various other rental property operating and maintenance expenses ($1.1 million).
     Real estate taxes decreased approximately $1.6 million, or 26.9%, to $4.6 million for the nine months ended September 30, 2007 compared to $6.2 million for the prior year period. The decrease in real estate taxes was primarily due to $2.1 million recorded by Colonie and Foothills in the prior year ended. The decrease was partially offset by increases in taxes at the other malls.
     Interest expense decreased approximately $2.4 million, or 18.4%, to $10.8 million for the 2007 period compared to $13.2 million for the prior year period. The decrease was due primarily to the partial sales of Colonie and Foothills, which combined accounted for $3.5 million of mortgage interest expense in the prior year period, and a $521,000 increase in capitalized interest. These decreases were offset in part by an increase in interest on the Notes ($765,000) and an increase in interest on the Stratford mortgage ($702,000). Interest expense will increase in future periods due to increases in borrowings and a decrease in interest capitalized.
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
     Depreciation and amortization expense decreased approximately $3.1 million, or 22.8%, to $10.7 million for the 2007 first quarter compared to $13.8 million for the prior year period. The decrease is primarily due to a $3.5 million decrease related to the partial sales of Colonie and Foothills and $930,000 from lower in-place lease amortization throughout the portfolio as some acquired leases expired. The decrease was partially offset by an increase in amortization of deferred leasing costs of $135,000 and an increase in depreciation expense of $1.1 million due to the acquisition of Golden Triangle ($282,000) and an increase in tenant and building improvements.
     General and administrative expenses increased approximately $5.3 million, or 94.4%, to $11.0 million for the nine months ended September 30, 2007 compared to $5.7 million for the 2006 period. The increase was primarily due to an increase in personnel costs due to growth in staff in connection our increased redevelopment and joint venture activity ($888,000) increases in construction management, consulting, Sarbanes-Oxley related and other professional fees, ($3.3 million), costs associated with special construction audits and lease audits ($444,000) and severance and related costs totaling $683,000 in connection with the resignation of Lloyd Miller.
     Other
     Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the losses of the joint ventures owning Harrisburg and, in the current year period, Colonie. The equity in loss of unconsolidated real estate partnerships totaled approximately $1.2 million for the nine months ended September 30, 2007 as compared to $654,000 for the prior year period; most of the increase was related to Colonie.
     We recorded a $29.4 million gain on the partial sale of real estate in the 2006 period arising from the contribution of Foothills to a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture.
     Minority interest for the nine months ended September 30, 2007 and 2006 represents the unit holders in our operating partnership which represents 9.8% and 10.8%, respectively, of our (loss) income.

Cash Flows
     Comparison of the Nine months ended September 30, 2007 to the Nine months ended September 30, 2006
     Cash and cash equivalents were $1.8 million and $36.0 million at September 30, 2007 and 2006, respectively, and were $13.0 million at December 31, 2006.
     Cash used in operating activities totaled $6.4 million for the nine months ended September 30, 2007, as compared to cash provided by operating activities of $3.1 million for the prior year period. The decrease in cash flow from operating activities is primarily due to the increase in general and administrative costs totaling $5.3 million and a $7.8 million decrease in cash operating income as a result of the contribution of Colonie and Foothills to joint ventures, net of a $2.4 million increase in fee income from management, leasing and development services. The remaining increase is due to fluctuations in operating assets and the timing of payment of accounts payable and other liabilities, as set forth in the consolidated statement of cash flows.
     Net cash used in investing activities increased to $40.2 million for the nine months ended September 30, 2007 as compared to $2.1 million for the prior year period, as our real estate development expenditures increased by $4.9 million and we paid $1.5 million to purchase a parcel of land adjacent to the Northgate Mall. In the prior year period, we received cash proceeds from the contributions of the Foothills and Colonie malls to joint ventures of $80.3 million and expended $43.2 million to purchase Golden Triangle and $880,000 to purchase the shares in our wholly owned statutory trust (see note 4 to the consolidated financial statements). In the current year period, cash advances to our joint ventures totaled $6.3 million compared to $424,000 in the prior year period.
     Net cash provided by financing activities totaled $35.3 million for the nine months ended September 30, 2007 as compared to $20.7 million for the prior year period. In the current year period, net cash from financing activities was provided by draws on our secured line of credit ($17.0 million), the sale of our Series A preferred stock ($14.7 million, net) and the refinancing of the mortgage on Stratford Square ($14.8 million, net of fees and escrows). We paid cash dividends and distributions in the 2007 period totaling $6.8 million. During the nine months ended September 30, 2006, we received cash proceeds of $29.4 million from the sale of junior subordinated notes, paid dividends and distributions of $10.0 million and paid $1.4 million in financing costs.
     Liquidity and Capital Resources
     As of September 30, 2007, we had approximately $1.8 million in cash and cash equivalents on hand. In addition, we had $2.8 million of availability under our line of credit secured by Golden Triangle, $25.0 million of availability under our unsecured line of credit with Kimco, and $35.0 million of availability under our agreement to issue shares of Series A preferred stock . At September 30, 2007, our total consolidated indebtedness outstanding was approximately $273.0 million, or 61.9% of our total assets.
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
     Short-Term Liquidity Requirements
     Our short-term liquidity needs include funds to pay dividends to our stockholders required to maintain our REIT status, distributions to our OP unit holders, funds for capital expenditures and funds for potential acquisitions. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2007, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $513,000 to be incurred during 2007, which we intend to fund from existing cash and cash from operating activities. We believe that our net cash provided by operations and our available cash and restricted cash will be adequate to fund operating requirements, pay interest on our borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws.
     In addition to the capital requirements for recurring capital expenditures, tenant improvements and leasing commissions, we will have expenditures for redevelopment and renovation of our properties. Those renovation costs will include, among other items, increasing the size of the properties by developing additional rentable square feet. As of September 30, 2007, our commitments for redevelopment and renovation costs are approximately $7.8 million for the remainder of the year ending December 31, 2007, $21.3 million in 2008 and $1.5 million in 2009. We believe that our current cash on hand, the capital transactions above and the additional corporate-level financing activity, property-level construction loans and secured line of credit will be adequate to fund operating and capital requirements.
     In addition, as of September 30, 2007, the partnership owning Harrisburg has commitments for tenant improvements renovation costs and other capital expenditures of approximately $7.8 million in 2007 and $9.3 million in 2008. During the nine months ended September 30, 2007, the partnership received $10.8 million in capital contributions from its partners. In the fourth quarter of 2007 (through December 18th), the partnership received additional capital contributions totaling $5.5 million. We are responsible for 25% of any necessary equity contributions. Subject to the joint venture’s approval, we may be responsible for more than 25% of certain specific renovation costs.
     As of September 30, 2007, the joint venture owning Colonie has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $29.8 million, of which $23.9 million will be spent in the fourth quarter of 2007 and $5.9 million in 2008. The joint venture intends to fund these commitments from additional borrowing on an existing construction loan commitment, operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund 100% of any renovation hard cost overruns, as defined by the joint venture contribution agreement. Subsequent to the closing of the joint venture, we contributed additional equity totaling $16.7 million, most of which was used to fund such cost overruns, and have also issued a $10.25 million letter of credit against our unsecured line of credit that will remain outstanding until the project is complete. We do not expect additional significant equity contributions will be required in the short or long term. We have guaranteed to the joint venture that certain property redevelopment project costs will not exceed $46 million. To the extent these costs exceed $46 million, our preferred equity contributions, and any funds drawn from our letter of credit, will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital.
     As of September 30, 2007, the joint venture owning Foothills has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $6.0 million, of which $3.3 million will be spent in the fourth quarter of 2007 and $2.7 million in 2008. The joint venture intends to fund these commitments from operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund any cost overruns up to $350,000 related to the construction of a 15,550 square-foot junior anchor tenant.
     Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of Golden Triangle, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR. On April 20, 2007, we increased our borrowing capacity under the secured line of credit from $24.6 million to $30.0 million. The maturity date of the secured line of credit was extended from April 2008 to April 2009. The secured line of credit is recourse to us if the debt coverage ratio related to Golden Triangle is less than 1.4.
     The outstanding balance on the secured line of credit at September 30, 2007 was $17.0 million and the interest rates on the tranches ranged from 6.96% to 7.75%. As of December 31, 2006, there was no outstanding balance on our secured line of credit. The secured line of credit allows for the issuance of letters of credit up to $13.0 million at 50 basis points over LIBOR. As of September 30, 2007, letters of credit outstanding under this agreement amounted to $10.25 million and are renewable through the maturity date of the loan. The secured line of credit contains customary covenants requiring us to, among other things, maintain certain financial coverage ratios. As of September 30, 2007, we were in compliance with the covenant requirements.

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
     On December 17, 2007, we issued $15.0 million, or 600,000 shares, of our 6.85% Series A preferred stock to Inland. We plan to use the proceeds to fund redevelopment costs. Concurrently, our operating partnership issued to us 600,000 of its 6.85% Preferred Units.
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
     $104.5 Million Stratford Square Refinancing
     On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by Stratford. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75.0 million of the loan proceeds were used to retire Stratford’s outstanding $75.0 million first mortgage. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project. As of September 30, 2007, the balance of funds in escrow was $13.8 million.
     In connection with the refinancing of the Stratford mortgage in May 2007, we entered into an additional $29.5 million swap that matures in May 2010. The effect of this swap is to fix the all-in interest rate on $29.5 million of the mortgage at 6.65% per annum.
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
Contractual Obligations
     The following table summarizes our contractual payment obligations due to third parties as of September 30, 2007 (in thousands):

		Our Share of		Our Share of
		Capital Expenditure		Long-Term
	Consolidated	Commitments in	Consolidated	Debt in
	Capital Expenditure	Unconsolidated	Long-Term	Unconsolidated	Operating and
Year	Commitments	Joint Ventures	Debt(1)	Joint Ventures(1)	Ground Leases	Total
2007(three months)	$8,281	$8,926	$4,652	$1,044	$151	$23,054
2008	21,289	4,648	18,607	38,858	578	83,980
2009	1,500	—	58,079	1,517	510	61,606
2010	—	—	115,055	1,517	429	117,001
2011	—	—	8,763	1,640	331	10,734
2012 and thereafter	—	—	167,744	31,651	23,571	222,966

Total	$31,070	$13,574	$372,900	$76,227	$25,570	$519,341

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.
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
     Foothills Mall Joint Venture
     In June 2006, we completed a contribution with a subsidiary in connection with Foothills, located in Tucson Arizona. In connection with the contribution agreement we retained a 30.8% interest in Foothills. In connection with the contribution agreement closing, we refinanced Foothills with an $81.0 million non-recourse first mortgage. The first mortgage matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from the date of loan syndication and has no principal payments for the first five years and the loan principal amortizes on a 30-year basis thereafter. We intend to refinance the loan on the maturity date.
     Harrisburg Mall Joint Venture
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50.0 million and no principal payments until the maturity date in March 2008. The interest rate is LIBOR plus 1.625% per annum. The effective rates on the loan at September 30, 2007 and December 31, 2006 were 7.425% and 6.975%, respectively.
     Under certain circumstances our operating partnership may extend the maturity of the loan for three one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63%, and we are liable for $1.9 million, or 37%.
     The balance outstanding under the loan was $49.8 million as of September 30, 2007 and December 31, 2006. We are required to maintain cash balances with the lender averaging $5.0 million. If the balances fall below $5.0 million in any one month, the interest rate on the loan increases to LIBOR plus 1.875%. We intend to refinance the loan prior to the maturity date.
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
     Funds From Operations for the periods indicated are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income available to common shareholders	$(3,362)	$(1,768)	$(9,319)	$21,207
Add:
Depreciation and amortization (excluding FF&E)	3,691	3,779	10,305	13,638
FFO contribution from unconsolidated joint venture	590	651	1,837	1,039
Less:
Loss (gain) on partial sale of real estate	—	571	—	(29,397)
Minority interest	(311)	(214)	(919)	2,580

FFO available to common stockholders and OP unit holders	$608	$3,019	$1,904	$9,067

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
     Market Risk Related to Fixed Rate Debt
     We had approximately $273.0 million of outstanding indebtedness as of September 30, 2007, including the Notes described below, of which $151.5 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 6.77% to 8.70% and $121.5 million that bears interest on a floating rate basis of LIBOR plus a margin. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.7 million, as the case may be.
     We currently have two $75 million swap contracts that run consecutively through January 2011 and a $29.5 million swap contract that matures in May 2010. A 100 basis point increase in interest rates would increase the fair value of these swaps by approximately $2.9 million and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $3.0 million.
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
     Market Risk Related to Other Obligations
     At September 30, 2007 we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property with a $67.0 million loan, as compared to $80 million at December 31, 2006, (ii) probability weighted sale of the property in 2008, as compared to a probability weighted sale in 2009 at December 31, 2006, and (iii) sales proceeds totaling approximately $125.0 million, which is based upon an estimated multiple of 15 times future net operating income (6.75% cap rate). Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be zero at September 30, 2007.
     A 25 basis point increase in this multiple would increase our obligation by approximately $400,000.
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
     There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending September 30, 2007, as described below.
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
     Management concluded that, as a result of the material weakness noted above, the Company did not maintain effective internal control over financial reporting as December 31, 2006 based on criteria set forth in the COSO framework. While we have taken remedial actions, as described below, this material weakness continued for the period ending September 30, 2007.
     Management’s Remedial Actions
     During 2007, management has worked on remediating the material control weakness by hiring additional experienced accountants; designing templates, forms, logs, checklists, standard procedures, and operating instructions for centralized processing; conducting staff training on control processes; and updating an approved Delegation of Authority Matrix for all positions and processes. However, we do not expect that in our final evaluation we will determine that we have adequately remediated the material weakness in internal control over financial reporting.
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
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

31.1	Certification by the President and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 21, 2007	FELDMAN MALL PROPERTIES, INC.

	By:	/s/ Thomas Wirth

Name: Thomas Wirth
Title: President and Chief Financial Officer

Index to Exhibits
EXHIBITS

31.1	Certification by the President and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith.