Form 10-K
period 2007-12-31
Feldman Mall Properties, Inc.
filed 2008-04-14
CIK 1299901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 4, 2008 there were 13,018,811 shares of the Registrant’s common stock outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant (12,545,926 shares) as of that date was $34,375,837. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2008 annual stockholders’ meeting to be held on May 28, 2008 and to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FELDMAN MALL PROPERTIES, INC.

FORM 10-K

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

When used within this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of our company to be materially different from those expressed or implied in the forward-looking statements. Such factors include, but are not limited to, the following changes in general economic conditions and in the markets in which our company operates:

•	our business strategy, including our renovation and repositioning plans;

•	our ability to obtain financing and capital for our business;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	construction costs;

•	demand for shop space or retail goods;

•	changes in general economic conditions and the markets in which we operate;

•	availability and creditworthiness of current and prospective tenants; and

•	lease rates and terms.

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

General

Feldman Mall Properties, Inc. is a real estate investment trust, or REIT, formed in July 2004 to continue the business of Feldman Equities of Arizona to acquire, renovate and reposition retail shopping malls. We completed our initial public offering on December 15, 2004, or the Offering Date.

Our investment strategy is to opportunistically acquire underperforming malls and transform them into physically attractive and profitable Class A or near Class A malls through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow. We currently qualify as a REIT for federal income tax purposes.

On December 31, 2007, our portfolio consisted of (i) four wholly owned malls, identified as the Stratford Square Mall located in Bloomingdale, Illinois, the Tallahassee Mall located in Tallahassee, Florida, the Northgate Mall located in the northern suburbs of Cincinnati, Ohio and the Golden Triangle Mall, located in the northern suburbs of Dallas, Texas, totaling 4.1 million square feet, (ii) a 25% interest in each of two joint ventures that own the Harrisburg Mall, located in Harrisburg, Pennsylvania (totaling 0.9 million square feet) and the Colonie Center Mall, located in Albany, New York (totaling 1.2 million square feet), and (iii) a 30.8% interest in the Foothills Mall located in Tucson, Arizona (totaling 0.7 million square feet).

Unless the context otherwise requires or indicates, “we,” “our company,” “our” and “us” refer to Feldman Mall Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Feldman Equities Operating Partnership, LP, a Delaware limited partnership, which we refer to in this Annual Report on Form 10-K as our “operating partnership,” and Feldman Equities of Arizona, LLC, an Arizona limited liability company, together with its subsidiaries and affiliates, which we refer to collectively herein as “Feldman Equities of Arizona,” the “predecessor” or “our predecessor.” We conduct substantially all of our business through our operating partnership in which we hold approximately a 90% ownership interest as of December 31, 2007. We control all major decisions regarding the activities and management of our operating partnership. Our operating partnership enables us to complete tax deferred acquisitions of additional malls using its units of limited partnership interests, or OP units, as an alternative acquisition currency.

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

At or prior to the closing of our initial public offering, we engaged in various transactions, which include the following:

•	Pursuant to separate contribution, merger and related agreements, the contributors contributed their direct and indirect ownership interests in the contributed entities to us in exchange for an aggregate of 123,228 shares of our common stock and 1,593,464 OP units. In addition, unaffiliated third party investors exchanged their ownership interests in two of our joint ventures for $5.0 million in cash.

•	The contribution, merger and related agreements provide that Larry Feldman, our Chairman, Jim Bourg, our former Chief Operating Officer, and Scott Jensen, our Senior Vice President of Leasing, retain all right, title and interest held by the contributed entities to amounts held in certain cash impound accounts established pursuant to the prior $54.8 million mortgage loan that was due in 2008 that was secured by the Foothills Mall. As of the offering date of our initial public offering, or IPO, the balance in these accounts totaled $7.6 million. As of December 31, 2005, these impound accounts had been released to us by the lender of Foothills Mall and distributed to Messrs. Feldman, Bourg and Jensen.

•	The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The fair value of the right to receive these additional OP Units was approximately $5.0 million as of the Offering Date.

•	We became subject to approximately $74.2 million of consolidated mortgage and other indebtedness consisting of (i) a $54.8 million mortgage loan secured by the Foothills Mall, (ii) a $5.5 million mezzanine loan relating to the Foothills Mall, (iii) a $5.9 million intercompany loan owed to Feldman Partners, LLC that was used to invest in the Harrisburg Mall and the Foothills Mall and to pay our predecessor’s overhead expenses, (iv) $4.0 million outstanding under a line of credit owed by our predecessor which was incurred to return funds advanced by the contributors in connection with the purchase and renovation of the Harrisburg Mall and the Foothills Mall, and (v) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, James Bourg and Scott Jensen. In addition, the joint venture that owns the Harrisburg Mall remained subject to a construction loan of which the joint venture had borrowed approximately $44.3 million as of the Offering Date.

•	We applied approximately $17.5 million of the net proceeds from our initial public offering to repay certain of our predecessor’s outstanding indebtedness, including (i) the $5.5 million mezzanine loan relating to the Foothills Mall, (ii) $4.0 million of the $5.9 million intercompany loan owed to Feldman Partners, LLC ($1.9 million of this loan was converted into equity securities), (iii) a $4.0 million distribution owed by our predecessor to Messrs. Larry Feldman, James Bourg and Scott Jensen, and (iv) the $4.0 million outstanding under our predecessor’s line of credit.

•	In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property (Harrisburg Mall or Foothills Mall) by our company, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability (approximately $5.2 million as of December 31, 2007) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year-ends thereafter.

Our Industry

Our property redevelopment activities are focused on underperforming regional and super-regional malls. The following tables describe these property types and contain certain comparable information relating to other retail properties:

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

Investment Classes

According to the International Council of Shopping Centers, the United States has approximately 1,100 malls. We generally classify malls into one of the following three rating categories based upon the average annual sales per square foot of shop tenants:

Classes of Malls

Shop Tenant
Class	Sales per Square Foot

Class A	Above $350
Class B	$250 - $350
Class C	Below $250

Mall Renovation Opportunities

We believe that more than half of the approximately 1,100 malls in the United States fall into the Class B and Class C categories. We believe a significant number of these malls are potential candidates for renovation and repositioning. The best candidates are those that are situated in good locations within favorable retail markets but are underperforming due to mismanagement, changing retail trends, weak or closed anchor tenants, poor shop tenant mixes, non-optimal layouts or outdated designs and appearances.

The implementation of a successful renovation and repositioning effort, which targets the causes of a property’s underperformance, normally requires the investment of a substantial amount of efficiently priced capital to fund the demolition, reconstruction, tenant improvements and other costs associated with the project. The ability to implement these projects is therefore heavily dependent on capital availability for real estate companies in general and for development projects in particular.

The recovery in U.S. credit markets anticipated to commence in the early part of 2008 has yet not materialized. As a result, capital to fund renovation projects is harder to find and financing terms are far less attractive compared to prior periods. In addition, declining home prices in many regions has also impacted consumer spending, which in turn has caused a slow start to the 2008 retailing season. Some retailers have reduced their growth plans for 2008 and 2009 while others have announced store closures or delays in new store openings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Trends Which May Influence Our Business and Results of Operations.” As a result, for the balance of 2008, we do not anticipate market conditions will be favorable for acquiring new properties or commencing major redevelopment efforts.

Our Business Strategy

Our primary business objectives are to increase the occupancy, tenant sales, rental income, and cash flow from each of our properties. Our business strategies, which are aimed at achieving these objectives, include the following elements:

•	Pursue Joint Ventures. We intend to renovate and reposition some of our properties in joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. In addition, we will periodically sell partial equity interests in our more stabilized assets through joint venture partnerships with institutional investors.

•	Implement Renovation and Repositioning Strategies. Subject to future access to capital, we intend to continue our ongoing comprehensive renovation and repositioning strategies aimed at improving the physical appearance, visibility and design of our malls in order to increase shopper traffic and tenant sales.

•	Maximize Occupancy. We will seek to remedy weak occupancy levels at our properties under redevelopment by adding or replacing anchor tenants with powerful consumer draws as well as attractive and diverse national and specialty shop tenants. We expect to achieve preferable tenant mixes by moving tenants into “tenant neighborhoods.” Tenant neighborhoods are clusters of tenants located within a concentrated area of a mall that sell to specific consumer segments, such as teenagers. A major component of our tenant leasing program will include implementing targeted tenant marketing campaigns at the local and national levels.

•	Drive Revenues Through Leasing. We will seek to increase rental income from existing space by maintaining high levels of occupancy, increasing rental rates as current leases with below market rents expire, negotiating new leases to reflect increases in rental rates and maximizing percentage rents. We will also seek to replace underperforming shop tenants with stronger tenants whose sales will enhance overall mall traffic and tenant sales. Following the completion of the renovation and repositioning of our malls, we expect our tenants’ sales per square foot to increase. We expect that such increases in sales per square foot will enable our tenants to pay higher rents. We also believe that higher tenant sales per square foot will generate increased leasing demand from higher quality shop tenants. As a result, we believe that our malls will tend to have a greater potential for increases in rent upon lease renewal in comparison to more stable properties owned by other mall REITs.

•	Manage Property Intensively. The core of our management strategy is to increase shopper traffic through our malls, which improves tenant sales volume and, ultimately, rental rates. In certain cases, we may evaluate the replacement of heating, ventilation and air conditioning systems in order to reduce the cost of energy.

Our Financing Strategies

While our charter does not limit the amount of debt we can incur, our business plan is to maintain a flexible financing position by maintaining a prudent level of leverage consistent with our business strategy. We will consider a number of factors in evaluating our actual level of indebtedness, both fixed and variable rate, in making financial decisions. We intend to finance our renovation and repositioning projects with the most advantageous source of capital available to us at the time, including traditional floating rate construction financing. We expect that once we have completed our renovation and repositioning of a specific mall asset we will replace short-term financing with medium to long-term fixed rate financing. We may also finance our activities through any combination of sales of preferred shares or debt securities, additional secured or unsecured borrowings and our line of credit.

In addition, we may also finance our renovation and repositioning projects through joint ventures with institutional investors. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures. As discussed above, the current conditions of the U.S. credit markets have negatively impacted our ability to access capital and thus making debt financing in particular less available and more expensive than in prior years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends Which May Influence Our Business and Results of Operations.”

Competition

We may compete with other owners and operators of malls in all of our markets. We believe that the primary competition for potential tenants at any of our malls comes from other malls or lifestyle shopping centers within a three to 15-mile radius of that mall.

Excluding our company, there are other publicly traded mall REITs and several large private mall companies, any of which under certain circumstances could compete against us for anchor tenants or shop tenants. However, in some cases we may compete with other REITs for shop tenants or anchor tenants to occupy space.

Employees

Currently, all of our employees are employed by Feldman Equities Management, LLC, a wholly owned subsidiary, as well as Feldman Equities Management, Inc., our wholly owned taxable REIT subsidiary, both of which perform various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2007, we had 167 employees. None of our employees are represented by a union. We consider our relations with our employees to be good.

Segment Information

Our Company is a REIT engaged in owning, managing, leasing, renovating and repositioning Class B regional malls and has one reportable segment, retail mall real estate.

Available Information

Our corporate headquarters is located at 1010 Northern Boulevard, Suite 314, Great Neck, New York 11021. We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s Web site at www.sec.gov. Our website is www.feldmanmall.com. Our reports on Forms 10-K, 10-Q, and 8-K and all amendments to those reports are posted on our website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. We also make available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles. The contents of our website are not incorporated by reference.

Recent Developments

A.	Financing Activity

Convertible Preferred Equity Financing

Effective April 10, 2007, we entered into an agreement to issue, at a price of $25 per share, up to $50 million 6.85% Series A Cumulative Convertible Preferred Stock, or the Series A Preferred Stock, to Inland American Real Estate Trust, Inc., or Inland American, a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies. As of December 31, 2007, all 2,000,000 shares of the Series A Preferred Stock have been issued and sold to Inland American for an aggregate purchase price of $50 million. The net proceeds from the offering are being applied to fund the redevelopment of our malls, and for general corporate purposes.

Under the terms of this transaction, and in accordance with New York Stock Exchange rules, we were required to obtain shareholder approval to permit conversion of the Series A Preferred Stock into shares of our common stock. At our annual meeting held on December 28, 2007, our shareholders voted to approve the convertibility of the Series A Preferred Stock to common stock. As of June 30, 2009, each share of Series A Preferred Stock will be convertible, in whole or in part, at the option of the holder thereof, into shares of our common stock, at a conversion ratio of 1.77305 common shares for each share of Series A Preferred Stock. This conversion ratio is based upon a common share price of $14.10 per share.

Under the terms of the Articles Supplementary relating to the Series A Preferred Stock, at all times during which the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock have the right to elect one person to serve as a director of our company. In addition, in the event that beginning on March 31, 2008 (upon public release of the unaudited interim financial statements for such date) and each March 31 thereafter, if our fixed charge coverage ratio measured on a trailing 12 month basis shall be less than 1.20 to 1.00 or our capitalization ratio shall be less than 0.75 to 1.00, the holders of the Series A Preferred Stock shall have the right to elect one additional member to our board of directors. We do not expect to meet the fixed charge coverage ratio of 1.20 to 1.00 as of March 31, 2008.

$25 Million Credit Facility

On April 16, 2007, we announced that we had entered into a debt financing facility, or the Note, providing for up to $25 million of borrowings from Kimco Capital Corp., or Kimco. Loan draws under the Note are optional and will bear interest at the rate of 7% per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain financial covenants. We may prepay the outstanding principal amount under the Note in whole or in part at any time. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500,000, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250,000 in additional interest. We have not exercised our option to extend the Note and the Note is no longer available to us.

Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit, or the Line, which bears interest at 140 basis points over LIBOR. The Line was fully drawn on the date we acquired the Golden Triangle Mall. The Line contains certain financial covenants requiring us to, among other requirements, maintain certain financial coverage ratios.

On April 20, 2007, we increased the Line from $24.6 million to $30.0 million. The maturity date of the Line is April 2009. The Line is secured by the Golden Triangle Mall and the $5.4 million increase to the Line is recourse to us. As of December 31, 2007, the debt coverage ratio was above 1.4. As of December 31, 2007, we were not in compliance with a quarterly debt coverage constant of 10.5%. We are currently negotiating a waiver of this covenant, however, if we are unable to obtain a waiver, we would be required to reduce the current outstanding balance by $1.0 million.

Colonie Center Financing

On February 13, 2007, one of our joint ventures closed on our previously announced first mortgage loan financing secured by the Colonie Center Mall. On February 27, 2007, we increased the first mortgage loan financing by $6.5 million to $116.3 million. Proceeds from the increased loan were used to repay certain preferred equity loans made by our Company to the joint venture.

Stratford Square Financing

On May 8, 2007, we closed on a $104.5 million first mortgage refinancing of the Stratford Square Mall. The first mortgage has an initial term of 36 months and bears interest at 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $78.2 million of the loan proceeds were used to retire the Stratford Square Mall’s two outstanding first mortgages. The balance of the proceeds was placed into escrow and will be released to fund the completion of the redevelopment project.

B.	Property Activity

In July 2007, we acquired the building occupied by JCPenney and related acreage at the Northgate Mall for a price of $2.0 million.

C.	Dividend

Common Dividends

Our board of directors declared a quarterly dividend of $0.2275 per common share for the quarter ending March 31, 2007. The dividend was paid on May 25, 2007 to shareholders of record at the close of business on May 18, 2007.

On October 26, 2007, we announced the suspension of our common stock dividend and we do not expect to declare any additional common stock dividends in the foreseeable future except as may be required to maintain our REIT status.

Preferred Dividends

Our board of directors has declared quarterly dividends of $0.4281 per preferred share for the quarters ended September 30, 2007 and December 31, 2007.

D.	Other

Stock Repurchase

On November 12, 2007, we announced that our board of directors authorized the repurchase of up to 3,000,000 shares of our issued and outstanding common stock, par value $0.01 per share. The shares are expected to be acquired from time to time at prevailing prices through open-market transactions or through negotiated block purchases, which will be subject to restrictions related to volume, price, timing, market conditions and applicable Securities and Exchange Commission rules.

The repurchase program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated by our board of directors at any time without prior notice. At this time, based on the current market conditions, we do not plan on using our current liquidity to repurchase any shares.

Executive Management Restructuring

Effective April 17, 2007, we entered into an agreement with Lloyd Miller, executive vice president of leasing since November 2005, pursuant to which he agreed to resign. We made a severance payment to Mr. Miller in the amount of $147,000 and also repurchased 15,500 of Mr. Miller’s shares of our common stock at a price of $12.50 per share. Subsequent to the execution of this agreement, Mr. Miller notified us that he had exercised his right to rescind the agreement. He also threatened to make a claim against us alleging breach of his employment contract with us. On October 31, 2007, we entered into an agreement with Mr. Miller whereby we paid him $325,000 in cash in addition to his severance and the repurchase of his shares and he waived his rights to any future claims against us.

On October 26, 2007, we announced the following management restructuring:

•	Larry Feldman, our chairman, entered into a letter agreement with us pursuant to which he agreed to step down as our chief executive officer. He remains chairman of the board and is employed by us to focus on leasing, anchor tenant retention and replacement, redevelopment and construction, and strategic direction and planning. Under the terms of this letter agreement, Mr. Feldman has agreed to forego any severance payments arising out of his change of status, unless his employment with us is terminated (without cause) on or prior to May 31, 2008.

•	Tom Wirth has been named President and remains chief financial officer. Mr. Wirth assumed management responsibilities for our company with a focus on public company obligations, including timely financial reporting.

•	To provide support to, and more direct oversight of management, the independent board members have formed an executive committee. The executive committee will remain in place until such time as we have retained additional executive talent, or the committee deems its assistance is no longer required.

On December 21, 2007, we announced that we are concentrating on expense reduction both at the property and corporate levels and that we initiated programs, including outsourcing, to achieve certain cost reductions. In this regard, we have determined to close our Phoenix office, except for a minimal leasing staff. In addition, James Bourg, our former executive vice president and chief operating office and a director, resigned from our company. Mr. Bourg left in the first quarter of 2008 and the closure of the Phoenix office is expected to take place during the second quarter of 2008. In connection with Mr. Bourg’s departure, we incurred a severance charge of approximately $1.3 million that was accrued in the fourth quarter of 2007. In connection with the closing of our Phoenix Office, we expect to incur additional restructuring charges during the first half of 2008.

Outsourcing of Accounting and Management Functions

As part of our efforts aimed at expense reduction, on April 1, 2008, we entered into an agreement with Brandywine Financial Services Corporation, a Pennsylvania corporation (“Brandywine”), and a member of The Brandywine Companies, for which Bruce E. Moore, one of our directors, is the chairman and chief executive officer. The Brandywine Companies are privately held, with offices in Chadds Ford, Pennsylvania, Clearwater, Florida and Orlando, Florida. Since its origins in the early 1970’s, Brandywine has developed expertise in all aspects of ownership and management of commercial and residential real estate. Historically, Mr. Moore managed, and Brandywine performed similar services for, a New York Stock Exchange traded company. In addition, in connection with a joint venture with another New York Stock Exchange retail REIT, Brandywine provides property management and accounting services.

Pursuant to this agreement, effective as of April 1, 2008, Brandywine agreed to provide us various accounting and management services relating to certain of our properties (the “Projects”), such as supervision of our operations, maintenance and development of certain of our properties, lease administration, bookkeeping, accounting, our compliance with FASB 141 and FASB 13, as amended, financial statement preparation, coordination of our compliance with Sarbanes-Oxley Act of 2002, as amended, and our financial statement audits (collectively, the “Project Services”). In addition, Brandywine agreed to provide us certain corporate accounting and administrative services, including, among other things, information technology user support, financial statement preparation and audits, reports to joint venture partners, periodic reports to lenders, payroll preparation and filing coordination, human resources management, cash management, general ledger accounting, accounts payable, accounts receivable, cost allocation, inter-company billing and funding and FASB 109 compliance (collectively, the “Corporate Services”). As compensation to Brandywine for the Project Services (with certain exceptions) and the Corporate Services, we agreed to pay Brandywine a fee equal to (a) with respect to the Project Services, 1.50% of our gross revenue generated by the Projects, payable monthly, plus (b) with respect to the Corporate Services, $60,000 per month, plus (c) travel and other out-of-pocket expenses incurred by Brandywine in connection with such services. This agreement has an initial term through June 30, 2009 and can be renewed on a year-to-year basis but is subject to termination by the parties at any time starting June 30, 2008 upon no less than 90 days prior to written notice. As a result of this transaction, Bruce E. Moore will no longer be deemed independent from our management, as such term is defined by the rules of the New York Stock Exchange and the Securities and Exchange Commission.

Appointment of Two New Board Members

In connection with the Series A Preferred Stock transaction with Inland American, Mr. Thomas H. McAuley is expected to join our board of directors. Mr. McAuley, age 61, has been a Director of Inland Real Estate Corp. since 2004. Mr. McAuley is also currently the president of Inland Capital Markets Group, Inc., which is an advisor on real estate investments, including public REITs, to various entities within The Inland Real Estate Group of Companies, Inc.

In addition, we do not expect to comply with the financial covenant set forth under the terms of the Series A Preferred Stock as of March 31, 2008 and therefore, we expect that the holders of the Series A Preferred will have the right to appoint an additional member to our board of directors. As a result, Inland American has notified us that it intends to elect one additional member to our board of directors. Therefore, we have been in discussions with Inland American relating to this development and have agreed with Inland American to appoint Mr. Thomas McGuinness to our board of directors. Mr. McGuinness, age 51, is the president and chief executive officer of Inland American Retail Management LLC.

Consideration of Strategic Alternatives

On June 5, 2007, we announced that we retained Friedman, Billings, Ramsey & Co., Inc. to assist us in exploring strategic alternatives in order to enhance shareholder value. These strategic alternatives included an assessment of a variety of potential capital raising and disposition transactions. These efforts, which required a substantial amount of management time and attention during the latter part of 2007, did not lead to the completion of any significant transaction. We believe the deterioration of U.S. credit markets, which coincided with our exploration of strategic alternatives, played a role in this outcome. In addition, the hoped-for recovery in these markets has not yet materialized and it remains a highly challenging environment in which to execute any of the transactions of the type that we were exploring during 2007.

Nevertheless, our board of directors remains committed to exploring options to enhance the value of the investments held by our stockholders. While we focus on enhancing operating efficiencies, improving the performance of our properties, and lowering our general and administrative costs, we will also be diligently pursuing a range of capital raising options, which include new borrowings, joint venture arrangements and selected property dispositions. In addition, we will also consider larger portfolio assets sales and transactions involving the sale or merger of our company in its entirety. However, given the current credit environment, there can be no assurances that any such transactions will be completed.

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

Management’s Internal Control Assessment

As of December 31, 2007, we determined that our controls over financial reporting contained material weaknesses. We continue to lack the necessary personnel with adequate technical accounting expertise to ensure the financial statements were prepared accurately and on a timely basis. As a result, we were unable to adequately complete our necessary procedures, such as proper review and approval of supporting documents and journal entries, to prepare our financial statements on a timely basis in accordance with regulatory guidelines. In addition, due to lack of the necessary personnel, we lack adequate segregation of duties related to the review, approval and recording of financial transactions. Due to these material weaknesses, there is a reasonable possibility that a material misstatement in our financial statements would not be prevented or detected on a timely basis.

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

We hold various capital interests in the Harrisburg Mall, Foothills Mall and Colonie Center Mall through joint ventures. We may selectively enter into additional joint ventures as part of our strategy. In the event that we enter into a joint venture, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Although major decisions affecting our current joint ventures are shared equally by us and our joint venture partners, some of the decision-making authority in other joint ventures may be vested exclusively with our joint venture partners or be subject to a majority vote of the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives or which may have an adverse tax impact on us. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

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

We face competition from the following retail centers that are near our malls with respect to the renewal of leases and re-letting of space as leases expire. For example:

•	The Harrisburg Mall faces competition from two regional malls, a lifestyle center and four power centers located within 10 miles of the property.

•	The Foothills Mall faces competition from three regional malls and seven power centers within 12 miles of this property. We expect the construction of new retail properties to increase modestly in proportion to demand so that vacancy levels remain low.

•	The Colonie Center Mall faces competition from three regional malls described below that comprise approximately 3.2 million square feet of shop space. Four power centers that comprise approximately 2.2 million square feet are located within five miles of the property.

•	The Stratford Square Mall faces competition from two super-regional shopping centers situated within Stratford Square Mall’s trade region. In addition, there are two smaller malls that compete to a lesser degree with Stratford.

•	The Tallahassee Mall faces competition from Governor’s Square Mall, which is a super-regional mall located approximately five miles southeast of the Tallahassee Mall.

•	The Northgate Mall faces competition from three super-regional malls that comprise approximately 4.8 million square feet of shop space. Additional retail competition totals an additional 2.7 million square feet, including one power center.

•	The Golden Triangle Mall faces competition from two super-regional malls within 18 miles and two smaller malls that compete to a lesser degree with Golden Triangle. In addition, a new mixed-use development with a life style center is scheduled to possibly open in 2010 and a new super-regional mall, scheduled to open in 2007, will be primary competitors. In addition, there may be additional development in the immediate vicinity of the mall.

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

We may make future acquisitions of underperforming or distressed malls. We will be required to integrate them into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may require expenditures of excessive time and cash to make necessary improvements or renovations and may cause disruptions in our operations and divert management’s attention away from our other operations, which could impair our results of operations as a whole.

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

Risks Related to the Real Estate Industry

Recent disruptions in the financial markets could have adverse effects on us.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions. Continued uncertainty in the credit markets have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These disruptions in the financial markets also may have other unknown adverse effects on us or the economy generally. Based on these conditions, we may have more difficulty in replacing our maturing debt, including the debt of our joint ventures.

Any negative perceptions of the mall industry generally by the investing public may result in a decline in our stock price.

We own and operate indoor malls and may continue to focus on acquiring, renovating and repositioning indoor malls in the future. Consequently, we are subject to risks inherent in investments in a single industry. To the extent that the investing public has a negative perception of indoor mall properties, the value of our common stock may be negatively impacted, which would result in our common stock trading at a discount below the inherent value of our assets as a whole.

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

Phase I Environmental Reports were completed more than two years ago in connection with our predecessor’s investments in the Harrisburg Mall and the Foothills Mall. Phase I Environmental Reports were completed for Stratford Square Mall, Colonie Center, Northgate Mall (including the JCPenney building acquired in July 2007), Tallahassee Mall and Golden Triangle Mall. The Phase I Environmental Report for each of the properties did not reveal any existing material environmental conditions. In connection with our acquisition of the JCPenney building at Northgate Mall, we incurred approximately $1.4 million of asbestos abatement in connection with the subsequent demolition of this building.

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

Risks Related to Our Organization and Structure

Our management team received material benefits upon completion of our IPO, including a 9.8% equity stake in our Company which could allow them to exercise significant influence over matters submitted to our stockholders.

Our management team received material benefits upon completion of our IPO, and holds an equity stake of 9.8% in our Company on a fully diluted basis as of December 31, 2007. Management’s equity stake includes 389,382 shares of common stock and 966,454 OP units being held by Larry Feldman, our Chairman, and his affiliates, 9,615 shares of common stock and 233,504 OP units being held by Jim Bourg, our former Executive Vice President and Chief Operating Officer, 9,615 shares of common stock and 233,504 OP units being held by Scott Jensen, our Senior Vice President of

Leasing, and 9,615 shares of common stock and 76,923 shares of restricted stock (or other equity-based compensation of equivalent value) issued under the 2004 equity incentive plan held by Thomas Wirth, our President and Chief Financial Officer. Consequently, those stockholders, individually or to the extent their interests are aligned, collectively, may be able to influence the outcome of matters submitted for stockholder consideration, including the election of our board of directors, the approval of significant corporate transactions, including business combinations, consolidations and mergers, and the determination of our day-to-day corporate and management policies. Therefore, those stockholders have substantial influence over us and could exercise their influence in a manner that is not in the best interests of our other stockholders.

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

We entered into tax protection agreements with the contributors which may limit our ability to sell certain of our properties (the Foothills and Harrisburg malls).

Larry Feldman, our Chairman, Jim Bourg, our former Executive Vice President and Chief Operating Officer and Scott Jensen, our Senior Vice President of Leasing, have direct or indirect ownership interests in certain entities contributed to our operating partnership in the formation transactions. Accordingly, to the extent these individuals are parties to any of our contribution agreements, we may pursue less vigorous enforcement of the terms of these agreements.

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

Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg, our former Executive Vice President and Chief Operating Officer, and Scott Jensen, our Senior Vice President of Leasing, acquired the right to receive additional OP units for ownership interests contributed by them as part of the formation transactions in connection with the initial public offering, only upon the achievement of the internal rate of return relating to the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on or prior to December 31, 2009.

As a result, Larry Feldman and Scott Jensen may have an incentive to devote a disproportionately large amount of their time and a disproportionate amount of our resources to achieving these performance thresholds in comparison with our other objectives, which could harm our operating results.

We may pursue less vigorous enforcement of terms of contribution, merger and other related agreements because of conflicts of interest with certain of our officers.

Larry Feldman and Scott Jensen, who serve as directors and/or officers have direct or indirect ownership interests in certain entities that were contributed to our operating partnership in the formation transactions related to the initial public offering. We are entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution, merger and related agreements because of our desire to maintain our ongoing relationships with the individuals party to these agreements.

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

Our charter authorizes our board of directors to issue additional authorized but unissued shares of common stock or preferred stock and to increase the aggregate number of authorized shares or the number of shares of any class or series without stockholder approval. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors could issue additional shares of our common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders. As of December 31, 2007, we have 186,844,938 authorized but unissued shares of common stock, 13,018,831 shares of common stock issued and outstanding, 50,000,000 authorized shares of preferred stock and 2,000,000 shares of preferred stock issued and outstanding.

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

Our success depends, to a significant extent, on the continued services of our senior management team. Although we will have employment agreements with some members of our senior management team, there is no guarantee that any of them will remain employed by us. We do not maintain key-person life insurance on any of our officers. The loss of services of one or more members of our senior management team could harm our business and our prospects.

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

Risks Related to Our Debt Financings

The current dislocations in the real estate sector and the current weakness in the broader financial market, could affect our ability to obtain debt financing on favorable terms (or at all) and have other adverse effects on us.

The continuing dislocations in the real estate sector and the current weakness in the broader financial market have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may adversely impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to fund current and future development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These disruptions in the real estate and financial markets may have other adverse effects on us or the economy generally and, more specifically, on the retail sector.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2007, we had approximately $273.0 million of outstanding indebtedness in our consolidated subsidiaries, $243.6 million (or 89%) of which is secured by our properties. This indebtedness does not include our proportionate share of indebtedness incurred by any of our unconsolidated joint ventures. We may borrow new funds to renovate our current properties.

Limitations on our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make distributions required to maintain our REIT status;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	an increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	Our current debt violations could require us to have an adverse change in our loan terms

Our organizational documents contain no limitations on the amount of indebtedness we may incur, and our cash flow and ability to make distributions could be adversely affected if we become highly leveraged.

Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. As of December 31, 2007, we had approximately $273.0 million of outstanding indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT status, and could harm our financial condition.

Increases in interest rates may increase our interest expense and reduce our cash flow and impair our ability to service our indebtedness and make distributions to our stockholders.

We had approximately $273.0 million of outstanding indebtedness as of December 31, 2007, of which $151.0 million bears interest at fixed rates ranging from 6.60% to 8.70% and $122,0 million bears interest on a floating rate basis at LIBOR plus 1.15% to 1.40%. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.7 million, as the case may be.

In addition to the fixed rate debt outlined above, we have entered into cash flow hedges that will effectively fix the rate for $75.0 million of LIBOR-based floating rate debt at 5.0% per annum through January 2008 and at 4.91% per annum for the period January 2008 to January 2011.

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

The Harrisburg Mall joint venture’s construction loan with Commerce Bank provides that loan advances are reduced by the amount of the joint venture’s net cash flow after operating expenses and debt service. The construction loan with Commerce Bank was due to mature in March 2008. We have extended this loan through April 14, 2008 and plan to further extend the loan through December 31, 2009 at a borrowing rate of 200 basis points over LIBOR. However, there can be no assurance that we will be able to extend the loan for this period or at this rate.

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

As of December 31, 2007, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES

As of December 31, 2007, we had wholly owned interests in four malls encompassing approximately 2.5 million rentable square feet. Our portfolio also included ownership interests in three unconsolidated joint ventures encompassing approximately 2.1 million rentable square feet. The tables below set forth information with respect to these properties (square feet and annualized base rent in thousands).

Wholly Owned Properties

							Shop
				Shop	Shop		Tenant
Property & Year	Total	Rentable		Tenant	Tenants	Annualized	Base Rent
Built/ Most Recent	Square	Square	Percentage	Square	Percentage	Base	per Leased	Owned	Non-Owned
Renovation	Feet	Feet	Leased	Feet	Leased	Rent	Sq. Ft.	Anchors	Anchors

Stratford Square Mall 1966/2007	1,300	629	95.7%	384	67.8%	$6,540	$25.38	JCPenney	Marshall Fields; Sears; Kohl’s; Carson Pirie Scott; Burlington Coat Factory
Tallahassee Mall 1971/1993	966	966	92.9	204	76.8	7,170	24.27	Dillard’s(1); Belk’s; Burlington Coat Factory; AMC Theaters	—
Northgate Mall 1972/1993	947	577	95.1	315	68.4	7,215	25.07	Macy’s; JCPenney(2)	Dillard’s; Sears
Golden Triangle Mall 1969/2004	765	288	98.8	171	68.1	2,996	20.97		Sears; JCPenney; Dillard’s; Macy’s; DSW

Total/Weighted Average	3,978	2,460	94.8%	1,074	69.7%	$23,921	$24.47

1)	In connection with their lease expiration, Dillard’s vacated their space at the Tallahassee Mall on January 31, 2008.

2)	During July 2007, we purchased the JCPenney anchor store at the Northgate Mall. JCPenney vacated the anchor store and we are presently redeveloping the site.

Joint Venture Properties

							Shop
				Shop	Shop		Tenant
Property (Ownership	Total	Rentable		Tenant	Tenants	Annualized	Base Rent
Interest) & Year Built/Most	Square	Square	Percentage	Square	Percentage	Base	per Leased	Owned	Non-Owned
Recent Renovation	Feet	Feet	Leased	Feet	Leased	Rent	Sq. Ft.	Anchors	Anchors

Foothills Mall (31)% 1983/2004	711	502	99.7%	230	90.1%	$7,827	$20.32	Barnes & Noble; Linens’ N Things; AMC Cineplex; Ross Dress for Less; Saks Off 5th Ave; Nike	Wal-Mart(3)
Colonie Center Mall (25)% 1969/2007	1,200	668	91.6	336	76.7	7,187	26.35	Boscov’s; Christmas Tree Shops	Macy’s; Sears
Harrisburg Mall (25)% 1969/2004	922	922	86.4	270	60.0	6,014	25.62	Bass Pro Shops; Boscov’s; Macy’s	—

Total/Weighted Average	2,833	2,092	91.2%	836	75.0%	$21,028	$23.86

3)	Wal-Mart is a “shadow anchor” that is located on a separate land parcel adjacent to the Foothills Mall.

In the table above:

•	Total Square Feet includes Rentable Square Feet and the square feet occupied by nonowned anchor tenants.

•	Rentable Square Feet includes all owned square feet, including owned-anchor square feet.

•	Shop Tenant Square Feet consists of all Rentable Square Feet, less (a) anchor and junior anchor square feet, (b) all out parcel square feet, and (c) non-retail square feet.

•	Percentage Leased is calculated based on leases executed as of December 31, 2007 and includes owned anchor tenant space.

•	Shop Tenants Percentage Leased is calculated based on leases executed as of December 31, 2007 by shop tenants and non-anchor tenants. These figures exclude leases to tenants under temporary leases, which are leases for an initial term of less than one year.

•	Annualized Base Rent is calculated based on monthly base rent derived from 100% of our existing lease agreements executed as of December 31, 2007 and annualized for a 12-month period, except as set forth below. The Annualized Base Rent figures appearing in the table above are based on net rent, which means that the rent shown above does not include certain additional charges that are passed on to the tenants, including common area maintenance charges and real estate taxes. Annualized Base Rent does not include (a) any additional revenues from temporary or month-to-month tenants or tenants paying rent based on a percentage of the tenants’ sales, (b) lease-up of vacant space, (c) rental increases occurring after December 31, 2007 or (d) pass-through of operating expenses to tenants.

•	Shop Tenant Base Rent Per Leased Square Foot is calculated based on monthly base rent derived from shop tenant leases executed and in occupancy as of December 31, 2007 and annualized for a 12-month period, with the product divided by the rentable square feet leased to shop tenants as of such date.

•	Non-owned Anchor Tenants are anchor tenants of the mall, but we do not own their improvements or their underlying land and therefore we will not collect rent from these retailers. We refer to these retailers as non-owned anchor tenants. We believe non-owned anchor tenants are important to a property because the attractiveness of the anchor retailers at the property (whether or not we collect rent from them) may significantly affect the leasing of owned space and shop tenant sales at the property. Wal-Mart is a non-owned anchor tenant of the Foothills Mall and occupies and owns a super center consisting of approximately 210,000 square feet, which shares a common parking lot and entrance road with the Foothills Mall.

Tenant Diversification

We have approximately 500 leases, many of which are with nationally recognized retailers. The following table sets forth information regarding the 10 largest tenants in our portfolio (including wholly-owned and joint venture properties) based on annualized base rent as of December 31, 2007.

Top 10 Tenants by Annualized Base Rent

						% of
						Total		% of		Feldman
			Principal			Rentable		Total		Share of
		Mall	Nature of	Lease	Rentable	Square	Annualized	Annualized	Base Rent	Annualized
	Tenant	Location	Business	Expiration	Sq. Feet	Feet(1)	Base Rent	Base Rent	per Sq. Ft.	Base Rent

1	Loew’s Cineplex and AMC Theaters	Foothills, Tallahassee	Multi Screen	2016 - 2017	146,500	3.2%	$2,231,771	5.0%	$15.23	$1,405,816
2	Macy’s	Harrisburg, Northgate	Department Store	2014 - 2024	367,280	8.1%	1,950,000	4.3%	5.31	1,800,000
3	The Limited	Colonie, Foothills, Golden Triangle, Harrisburg, Northgate, Stratford, Tallahassee	Department Store	2008 - 2017	83,401	1.8%	1,716,410	3.8%	41.74	1,368,473
4	Century Theaters, Inc.	Stratford	Multi Screen Movie Theater	2022	50,141	1.1%	1,203,384	2.7%	24.00	1,203,384
5	Boscov’s	Colonie Harrisburg	Discount Department Store	2018 -2023	413,244	9.1%	1,105,000	2.5%	2.67	276,250
6	Barnes & Noble	Colonie, Foothills, GTM, Northgate, Tallahassee	Book Store	2012-2018	89,909	2.0%	1,040,414	2.3%	11.58	799,644
7	Christmas Tree Shops (a division of Bed Bath & Beyond	Colonie	Discount Department Store	2018	57,207	1.3%	943,025	2.1%	16.48	235,756
8	Footlocker	Colonie, Harrisburg, Northgate, Tallahassee	Shoe Store	2008-2018	37,329	0.8%	870,958	1.9%	23.33	537,060
9	Bass Pro Shops	Harrisburg	Sportsman’s Superstore	2019	219,269	4.8%	843,832	1.9%	3.85	210,958
10	Linens N’ Things	Foothills	Discount Store	2013	41,480	0.9%	414,800	0.9%	10.00	127,758

	Total/Weighted Average				1,505,657	33.1%	$12,319,594	27.4%	$8.18	$7,965,100

(1)	The percentage of Total Rentable Square Feet excludes non-owned anchor tenants.

Lease Expiration

The following table sets forth information regarding lease expirations at our properties, including joint venture properties, based on executed and occupied leases as of December 31, 2007.

Lease Expiration Table — Total Portfolio

	Number of	Expiring	% of Total Sq.			Expiring
	Expiring	Rentable	Ft.	Expiring Base	% of Total Base	Base Rent
Lease Expiration Year	Leases	Area(1)	Expiring	Rent(2)	Rent	per Sq. Ft.

2008	78	342,539	9.85	4,018,933	8.9	$11.73	(3)
2009	65	180,437	5.19	3,632,305	8.1	20.13
2010	70	182,839	5.26	4,288,409	9.5	23.45
2011	65	261,647	7.52	5,206,018	11.6	19.90
2012	49	309,351	8.89	3,984,367	8.9	12.88
2013	37	331,602	9.53	4,141,129	9.2	12.49
2014	34	305,197	8.77	4,405,513	9.8	14.43
2015	21	83,551	2.40	1,678,042	3.7	20.08
2016	19	137,810	3.96	2,932,591	6.5	21.28
2017 and thereafter	53	1,344,218	38.64	10,662,042	23.7	7.93

Total/Weighted Average	491	3,479,191	100.0%	$44,949,349	100.0%	$12.92

(1)	Expiring rentable area excludes 168,479 square feet on tenants paying percentage rent as of December 31, 2007.

(2)	Annualized base rent as of December 31, 2007 (leases executed as of that date). Excludes revenues from leases to tenants under temporary leases or tenants paying rents on a percent-of-sales basis.

(3)	2008 expirations include Dillard’s at Tallahassee Mall, totaling 203,660 square feet at $1.38 per square foot of base rent.

Wholly Owned Properties

Stratford Square Mall

Overview

On December 30, 2004, we acquired Stratford Square Mall for a base purchase price of $93.1 million. We are investing an additional $46.8 million in the renovation and repositioning plan for Stratford Square Mall, of which $37.8 million was incurred through December 31, 2007, for an estimated total project cost of approximately $139.9 million.

Stratford Square Mall is a 1.3 million square-foot, super-regional mall located in Bloomingdale, Illinois. Located in DuPage County, a northwestern suburb of Chicago, the mall has five non-owned anchor tenants: Kohl’s, Sears, Carson Pirie Scott (a unit of the Saks Department Store Group), Marshall Fields and Burlington Coat Factory. We have entered into an operating agreement with these five anchor tenants to share certain operating expenses based on allocated amounts per square foot. The agreements will terminate in March 2031. We acquired the sixth anchor location in 2006 which is leased to JCPenney.

The mall’s anchor tenants are complemented by nationally recognized retailers such as Forever 21, Abercrombie & Fitch, Pacific Sun, American Eagle, Claire’s, Bath & Body Works, The Children’s Place, The Gap, f.y.e., Limited Too and Victoria’s Secret. The shops are comprised of approximately 450,000 square feet and are accessed on two levels, with a central food court.

Renovation and Repositioning Plan

Our opportunity, with respect to Stratford Square, is to take advantage of the mall’s six anchor tenants to leverage the draw from such anchor tenants into higher shop sales. In addition, with approximately 123,000 square feet of shop space available, there is an opportunity to enhance the net operating income from this property through an ongoing leasing program. The following is an outline of our strategic plan to accomplish this goal:

•	New Movie Theatre Tenant. In July 2007, we opened a state-of-the-art, multi-screen cineplex, with Cinemark Theaters. Similar to our Foothills Mall property, the objective is to support the shop tenants with a movie theatre that is entered only through the interior of the mall. Over time, the plan contemplates that the theater will draw restaurant tenants to the mall. Pursuant to dispute provisions in our lease with Cinemark, we have entered into an arbitration proceeding related to cost responsibility pursuant to the completion of theater totaling approximately $1.0 million. In addition, we have taken action to collect delinquent rent in the amount of approximately $800,000. Pursuant to that action, Cinemark has commenced rent payments.

•	Redirecting Anchor Tenant Traffic. We are near completion of the renovations of the interior common areas and the mall entrances. The objective with respect to this renovation is to create a unique series of indoor mall features that will complement the mall’s attractive architecture.

•	Signage. We will improve the visibility of the mall by adding significantly upgraded signage, including a series of new pylon signs (subject to municipal approvals) that will be visible from nearby local roads.

•	Restaurants. We will focus a significant portion of our continuing leasing efforts towards tenants that are entertainment and tourist destinations, such as upscale and trendy restaurants and arcades.

We expect these renovation and repositioning efforts will help draw more shoppers into the mall, which we expect will increase the average sales per square foot of existing tenants and to encourage new tenants to lease space at the mall.

Financing

On May 8, 2007, we closed on a $104.5 million first mortgage refinancing of the Stratford Square Mall. The first mortgage has an initial term of 36 months and bears interest at 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $78.2 million of the loan proceeds were used to retire the Stratford Square Mall’s two outstanding first mortgages. The balance of the proceeds was placed into escrow, pending completion of the redevelopment project. As of December 31, 2007, approximately $12.9 million remains available to be released from the escrow. We believe that the balance of the funds held in the escrow account will be sufficient to complete the redevelopment of this project.

Location and Demographics

Stratford Square is located in Bloomingdale, Illinois, a suburb of Chicago. The following are the key demographic and other information that we expect will benefit Stratford Square:

•	Population. The suburban Chicago population within a 15-mile radius of Stratford Square is approximately 2.0 million people according to Claritas.

•	Population Growth. The population within a 15-mile radius of Stratford Square is estimated to have grown by approximately 2.2% from 2000 to 2007 and is projected to grow by an additional 1.1% from 2007 to 2012 according to Claritas.

•	Household Income. For the year ended December 31, 2007, the average household income within a 15-mile radius of the Stratford Square Mall was estimated to be $89,422 according to Claritas.

•	Local Market Characteristics. Bloomingdale is located within 25 miles of the Chicago loop area. The Chicago area thrives on its strong, diverse, and growing economy. The Chicago area also enjoys one of the finest transportation systems of any urban area, a highly skilled labor pool, and an appreciation of and devotion to cultural and recreational activities that attract corporations and tourists from around the world.

Competition

The primary competitors of Stratford Square include two super-regional shopping centers situated within Stratford Square Mall’s trade region. In addition, there are two smaller malls that compete to a lesser degree with the subject property. A summary of Stratford Square’s competitors are as follows:

•	Woodfield Mall. The 2.3 million square-foot Woodfield Shopping Center is anchored by Nordstrom, Marshall Field’s, Lord & Taylor, Sears and JCPenney and is located approximately eight miles from Stratford Square.

•	Oakbrook Center. The 2.0 million square-foot Oakbrook Center is an outdoor mall anchored by Nordstrom, Marshall Field’s, Neiman-Marcus, Bloomingdale’s, Lord & Taylor and Sears and is located about 11 miles from Stratford Square.

•	Charlestown Mall. The recently upgraded 832,000 square-foot Charlestown Mall is anchored by Carson’s, Von Maur, Sears and Kohl’s and is located eight miles from Stratford Square.

•	Yorktown Shopping Center. The 1.6 million square-foot Yorktown Shopping Center is anchored by Carson’s, Von Maur, JCPenney and Target and is located about 10 miles from Stratford Square.

Average Occupancy Rate and Base Rent — Stratford Square(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2007	68%	$24.42
2006	62%	$26.73
2005	62%	$27.74
2004	69%	$23.96
2003	75%	$23.71

(1)	The information in this chart prior to our acquisition in December 2004 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

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

Tallahassee Mall is a 966,000 square-foot, super-regional mall serving Tallahassee, Florida and its surrounding areas. The Tallahassee Mall is anchored by four major tenants: AMC Theaters, Burlington Coat Factory and Belk’s. In addition, the mall has Old Navy, Sports Authority, Goody’s Family Clothing, Ross Dress for Less, Shoe Carnival and Barnes & Noble and junior anchor tenants. The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Victoria’s Secret and Express. The 85 shops comprise approximately 204,000 square feet and are accessed on one level, with a central food court, restaurants and cafés. One of our anchors, Dillard’s, did not renew its lease at the mall and vacated its space on January 31, 2008. We have not yet found a tenant to occupy this vacant space. As a result of this vacancy, certain tenant leases allow for them to pay lower rental income.

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

Financing

The property is currently encumbered by a $45.9 million first mortgage. The mortgage bears interest at 8.6% and with an anticipated repayment date in July 2009. If we do not repay the loan by July 2009, the interest rate on this loan will be reset to the greater of (i) 8.6% plus 5% or (ii) the then current treasury rate plus 5% through the final maturity date in July 2029.

Renovation and Repositioning Plan

Our goal, with respect to the Tallahassee Mall, is to take advantage of the market’s unusually strong population growth and solid in-place tenant base. In addition, with approximately 35,000 square feet of vacant space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. Our plan contemplates a renovation and repositioning plan for the Tallahassee Mall. The following is a preliminary outline of our strategic plan to accomplish this goal:

•	New Junior Anchor Tenants. We are currently targeting a number of potential anchor and/or junior anchor tenants to replace the recently vacated Dillard’s building.

•	Appearance. We intend to improve the appearance of the mall by undertaking major renovations of the interior common areas and the mall entrances.

The commencement of this redevelopment effort will, however, depend on our securing additional financing proceeds to re-tenant the vacant anchor space and complete the project. We do not anticipate securing additional financing proceeds and commencing our redevelopment plans until 2009.

Location and Demographics

The following are key demographic and other information that we expect will benefit the Tallahassee Mall:

•	Population. The Tallahassee metropolitan statistical area population within a 15-mile radius of the Tallahassee Mall is approximately 277,005 according to Claritas. This figure excludes a large and growing college population of 65,000 students.

•	Population Growth. The population within a 15-mile radius of the Tallahassee Mall is estimated to have grown by approximately 10% from 2000 to 2007 and is projected to grow by 9.8% from 2007 to 2012 according to Claritas.

•	Household Income. For the year ended December 31, 2007, the average household income within a 15-mile radius of the Colonie Center was estimated to be $60,141 according to Claritas.

•	Local Market Characteristics. With stable growth and expansion in the area, the Tallahassee unemployment rates have remained relatively low at 5.6% in 2006. The unemployment rate’s stability is largely due to the state government work force as well as to high quality educational institutions and a stable community. This student population and stable government workforce provides a steady pool of consumers for area retailers.

Competition

The primary competitor of the Tallahassee Mall is:

•	Governor’s Square Mall. The Governor’s Square Mall is located in Tallahassee, approximately five miles from the Tallahassee Mall. Governor’s Square is on the Apalachee Parkway and is accessible from Highway

10 and Route 261. The anchor tenants include Macy’s, JCPenney, and Sears. Governor’s Square is a two-story super-regional mall totaling 1 million square feet. The mall’s occupancy is competitive, with a traditional middle market merchandising mix.

Average Occupancy Rate and Base Rent — Tallahassee Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2007	75%	$23.41
2006	79%	$23.03
2005	80%	$20.24
2004	72%	$16.53
2003	73%	$20.36

(1)	The information in this chart prior to our acquisition in June 2005 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Northgate Mall

Overview

In July 2005, we acquired the Northgate Mall (“Northgate”) for a purchase price of $110.0 million. The purchase price consisted of the assumption of the existing mortgage loan of $79.6 million and $30.4 million of cash. We also plan to invest an additional $18.4 million in the renovation and repositioning plan for Northgate, of which $13.2 million was incurred through December 31, 2007, for an estimated total project cost of $128.4 million.

Northgate is an enclosed single-level, three-anchor, super-regional mall with a total gross leasable area (“GLA”) of approximately 1.1 million square feet of which 577,000 square feet are owned by one of our wholly owned subsidiaries (including approximately 84,000 square feet of free-standing retail space). We own the Macy’s anchor store. Northgate is anchored by Dillard’s, Macy’s and Sears and has a mix of national in-line tenants, including American Eagle, Aeropostale, The Children’s Place, Finish Line, The Disney Store, Express, Victoria’s Secret and Zales. Northgate also has outparcels that are occupied by Borders Books, TGI Friday’s and Burger King. Northgate opened in 1972 and was expanded in 1993 as part of a $50 million expansion/renovation.

In July 2007, we acquired the building occupied by JCPenney and related acreage for a purchase price of $2.0 million. JCPenney has vacated and we have demolished the building. On October 9, 2007, we entered into a lease with a prospective tenant to develop a stadium-seating movie theater on this parcel. However, we have been unable to finalize a construction plan and budget with this tenant for this project. On March 31, 2008, we sent a termination notice to this tenant and are currently evaluating our options for this space.

Financing

The property is currently secured by a first mortgage with a balance at December 31, 2007 of $77.1 million. The first mortgage bears interest at 6.6% and has an anticipated repayment date in September 2012. We may refinance the mortgage on or before 2012. We also may elect to defease the debt prior to the final maturity date in 2032.

Renovation and Repositioning Plan

Our long-term goal, with respect to the Northgate Mall, is to build on the mall’s anchor tenant mix to enhance increase shop tenant sales. In addition, with approximately 35,000 square feet of vacant shop space available, there is an opportunity to create value for our stockholders through an ongoing leasing program. The following is a preliminary outline of our strategic plan to accomplish this goal:

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

We expect these renovation and repositioning efforts will impact the financial performance of the Northgate Mall. We expect our revenues to grow as more shoppers spend more time in the mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A or near Class A mall. We are currently seeking financing to commence our redevelopment project, however we do not anticipate securing the financing and commencing the redevelopment during 2008.

Location and Demographics

Northgate is located in the northwest Cincinnati suburbs and benefits from the residential and business development occurring in its trade area. Northgate is located on Colerain Avenue, less than one mile south of I-275, the primary highway serving the metropolitan Cincinnati area. Colerain Township is a densely populated suburb of the Cincinnati city limits which is 10 miles to the south.

The following are key demographic and other information that we expect will benefit the Northgate Mall:

•	Population. Cincinnati is the second largest metropolitan area in Ohio spanning 13 counties in Ohio, Kentucky and Indiana, with a total population of over 2 million.

•	Population Growth. The population within a 15-mile radius of Northgate Mall is estimated to have decreased by approximately 3.1% from 2000 to 2007 and is projected to decrease by an additional 2.4% from 2007 to 2012 according to Claritas

•	Household Income. For the year ended December 31, 2007, the average household income within a 15-mile radius of Northgate was estimated to be $66,442 according to Claritas.

•	Local Market Characteristics. In 2006, the civilian labor force within a 15-mile radius of Northgate was approximately 572,000 and the average unemployment rate was only 3.1%.

Competition

The primary competitors of the Northgate Mall include three super-regional malls described below that comprise approximately 3.9 million square feet of shop space. Additional retail competition totals an additional 2.4 million square feet, including one power center. Competitors of Northgate include:

•	Tri-County Mall. The 1.3 million square-foot, two-level regional mall is located approximately nine miles to the east along I-275. Tri-County’s primary trade area is the area immediately north and east along I-275. The mall is anchored by Macy’s, Dillard’s and Sears and includes traditional mall tenants that focus on the mid-price point.

•	Cincinnati Mills. The two-level, 1.5 million square-foot big box, entertainment and lifestyle center opened in August 2004. The property is located approximately six miles east of Northgate Mall, in Fairfield, and has Bass Pro Shops, Baby’s ‘R Us, Bigg’s, Kohl’s, Saks Off 5th, Showcase Cinemas (10-screen theater) and Media Play. The in-line tenancy is primarily comprised of outlet discount tenants and a few national tenants.

•	Kenwood Towne Center. Located 13 miles southeast of the Northgate Mall, Kenwood Towne Center anchors the I-71 corridor retail market with in-line tenant sales in excess of $500 per square foot. The 1.1 million square-foot super-regional mall serves the affluent northeast communities. The mall is anchored by Dillard’s, Macy’s, Parisian and Loews Theatres and includes numerous upscale retailers such as Coach, Abercrombie & Fitch, Banana Republic, Pottery Barn, Williams-Sonoma, Bebe, Chico’s and Talbot’s. Kenwood Towne Center recently completed a 100,000 square-foot addition and interior renovation and added Cheesecake Factory and Maggiano’s to the exterior of the mall.

•	Colerain Avenue Retail. Along Colerain Avenue, there are approximately 2.0 million square feet of additional retail shops including free-standing stores and community and power centers. In addition to the centers listed below, Colerain Avenue has free-standing Target, Kmart, Lowe’s Homestore, Home Depot, Staples and Kroger stores.

•	Colerain Towne Center. A 370,000 square-foot power center anchored by Wal-Mart, Dick’s, Office Max, Petsmart and TJ Maxx is located along Colerain Avenue directly north of I-275.

•	Stone Creek Town Center. A 470,000 square foot Lifestyle Center is located less than one mile north of Northgate Mall on Colerain Avenue located at the intersection of Colerain and I-275. The Center opened in August 2007 and is anchored by JC Penney, Meijer, Bed Bath and Beyond, and Old Navy. It will have five restaurant pads. Best Buy will join the center by Fall 2008.

Average Occupancy Rate and Base Rent — Northgate Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2007	70%	$24.32
2006	72%	$24.03
2005	78%	$22.45
2004	72%	$16.53
2003	73%	$20.36

(1)	The information in this chart prior to our acquisition in July 2005 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Golden Triangle Mall

Overview

On April 5, 2006, we acquired the Golden Triangle Mall (“Golden Triangle”) for a base purchase price of $40.2 million. The purchase price was subsequently increased by $2.1 million, in accordance with the purchase agreement, as the seller was able to complete the opening of a Hollister store (unit of Abercrombie and Fitch) in January 2007. We plan to fund an additional investment in the renovation and repositioning plan for Golden Triangle Mall.

Golden Triangle is a 765,000 square-foot, super-regional mall located in Denton, Texas. Located in Denton County, a northern suburb of Dallas. The mall has four non-owned anchor tenants — Macy’s, Dillard’s, JC Penney and Sears — and three junior anchors, which are DSW, Ross and Barnes & Noble. The mall’s anchor and junior anchor tenants are complemented by nationally recognized retailers such as Victoria’s Secret, American Eagle Outfitters, Hollister, Pacific Coast Sun Wear and Bath & Body Works. The shops are comprised of approximately 252,000 square feet and are accessed on one level.

As previously reported, two anchor tenants at the Golden Triangle Mall, Dillard’s and JCPenney, have signed letters of intent to relocate to a new competitive life style center known as Rayzor Ranch, which may be located approximately five miles north of the property. If Rayzor Ranch is built, we believe the anchors may move in 2010. We are assessing our options with regard to this property in light of these developments.

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

We expect that our renovation and repositioning efforts will impact the financial performance of Golden Triangle by drawing the anchor tenant shoppers into the main mall and attracting more shoppers. By combining an entertainment theme including numerous restaurants and the existing Barnes & Noble, we expect our shop tenant revenues to grow as more shoppers spend more time in the main mall, which we expect will increase shop tenant sales per square foot. The overall objective will be to convert this mall from a Class B mall to a Class A or near Class A mall.

Financing

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit (the “line”). On April 20, 2007, we increased the line from $24.6 million, to $30.0 million. The maturity date of the line is April 2009 and up to $5.5 million of the line is recourse to us. The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. As of December 31, 2007, we were not in compliance with a quarterly debt coverage constant of 10.50%. We are currently negotiating a waiver of this covenant; however, if we are unable to obtain a waiver, we would be required to reduce the current outstanding balance by $1.0 million.

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

In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13.0 million for a fee of 0.5% of the face amount. As of December 31, 2007, letters of credit outstanding under this agreement amounted to $10.25 million and are renewable through the maturity date of the line.

The outstanding balance on the line as of December 31, 2007 was $17.5 million with interest rates on the tranches ranging from 6.59% to 7.25%.

Location and Demographics

Golden Triangle is located in Denton, Texas, which is in the Dallas/Ft. Worth metropolitan area. The following are the key demographic and other information that we expect will benefit Golden Triangle:

•	Population. The suburban Dallas population within a 15-mile radius of Golden Triangle is approximately 446,370 people according to Claritas.

•	Population Growth. The population within a 15-mile radius of Golden Triangle is estimated to have grown by approximately 38.3% from 2000 to 2007 and is projected to grow by an additional 19.3% from 2007 to 2012 according to Claritas.

•	Household Income. For the year ended December 31, 2007, the average household income within a 15-mile radius of Golden Triangle was estimated to be $84,831 according to Claritas.

•	Local Market Characteristics. Dallas represents the tenth largest metropolitan area in the nation and the third largest in the south behind Houston and Atlanta. The combined Dallas/Fort Worth area, or “Metroplex,” encompasses a population of more than 5.7 million people. Migration in the Metroplex continues to spread increasingly northward, resulting in tremendous population gains in the county and city of Denton.

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

Competition

The Golden Triangle Mall has several competitors, which include the following:

•	Vista Ridge Mall is located 14 miles southeast of Golden Triangle in Lewisville and consists of 1.1 million square feet of total gross leasable area and is home to 168 stores. Categorized as a super-regional mall, Vista Ridge Mall is larger in size than Golden Triangle, but shares a similar in-line tenant mix and has four anchor tenants in common with Golden Triangle — Dillard’s, Foley’s, JCPenney and Sears. Built in 1989 and remodeled in 1991, Vista Ridge Mall represents primary competition to Golden Triangle due to its in-line tenant mix and anchor stores.

•	Stonebriar Centre is located approximately 18 miles southeast of the Golden Triangle in the City of Frisco. The two-story super-regional mall opened in 2000. Stonebriar Centre is more than double the size of Golden Triangle, consisting of 1.6 million square feet of total GLA and more than 525,000 square feet of in-line GLA. Stonebriar Centre includes 163 traditional and upscale in-line tenants such as Chico’s, Coach, J. Crew, Pottery Barn and Williams-Sonoma. Stonebriar Centre is anchored by Foley’s, JCPenney, Macy’s, Neiman Marcus and Sears and includes an AMC Theatre. Due to the mall’s shared anchors and relative location, Stonebriar Centre represents primary competition for the Golden Triangle; Stonebriar Centre’s distance and more upscale tenancy make the mall comparatively less competitive with Golden Triangle.

•	Denton Crossing is a 488,000 square-foot power center located one mile northeast of Golden Triangle off of Loop 288. Opened in 2004, Denton Crossing includes such national big-box tenants as Bed, Bath & Beyond, Best Buy, Kroger Supermarket, Michael’s, Pier 1 Imports, T.J. Maxx and Walgreens. Because of Denton Crossing’s big-box tenant mix, the power center does not represent primary competition to Golden Triangle. Denton Crossing’s close proximity to Golden Triangle bodes well for both retail centers, which together create a synergy of retail offerings along the Loop 288 corridor.

•	The Shops at Circle T Ranch is scheduled for completion in 2008 and will be located 14 miles southwest of Golden Triangle in the City of Westlake. This super-regional mall will include 1.3 million square feet of total GLA and while in-line tenants have yet to be determined, the mall is set to be anchored by Dillard’s, Foley’s and AMC Theatres. Upon completion, The Shops at Circle T Ranch will serve as primary competition to Golden Triangle due to shared anchor tenants and relative proximity to Golden Triangle.

•	Grapevine Mills is located 20 miles south of Golden Triangle and just two miles from the Dallas/Forth Worth International Airport and serves as a major retail and entertainment destination for residents and tourists visiting the Dallas metro area. Grapevine Mills includes a unique tenant mix of specialty stores (Virgin Megastore), outlets (Neiman Marcus, Saks), manufacturer stores, (Burlington Coat Factory), entertainment (ESPN X Games Skate Park) and themed restaurants (Rainforest Café). Opened in 1997, Grapevine Mills serves as secondary competition to Golden Triangle due to its unique tenant mix and geographical distance from Golden Triangle.

•	Rayzor Ranch is a 400 acre mixed-use development that will include a proposed lifestyle center that may total 1.2 million square feet. The proposed lifestyle center may contain fashion-oriented tenants and a movie theater. In addition to the lifestyle center, Rayzor Ranch may also include office and residential development. Rayzor Ranch will be located less than five miles from Golden Triangle and has not yet begun construction and the scheduled opening date is uncertain.

Average Occupancy Rate and Base Rent — Golden Triangle(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2007	69%	$19.44
2006	66%	$20.35
2005	62%	$27.74
2004	69%	$23.96
2003	75%	$23.71

(1)	The information in this chart prior to our acquisition in April 2006 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Joint Venture Properties

Foothills Mall

Overview

The Foothills Mall is located in the suburbs of Tucson, Arizona and is a single level, enclosed regional mall containing approximately 711,000 square feet originally built in 1983. In addition, Wal-Mart occupies and owns a 210,000 square-foot super center that shares a common parking lot and road entrance with the Foothills Mall. The Foothills Mall is anchored by a series of “big box” anchor tenants, including Barnes & Noble, Linens ’N Things, a Loews/AMC Cineplex 15-screen stadium theatre, Ross Dress For Less, Old Navy, Saks Off 5th and a large Nike Factory Outlet store. In addition, we have entered into a 15,000 square-foot lease with Sega World Sports Bar and Grill, which is expected to take occupancy in the second quarter of 2008. The Foothills Mall’s specialty stores include Bath & Body Works, Claire’s, Haggar, Levi’s, PacSun, Quiksilver, Samsonite and Sunglass Hut. In addition, the Foothills Mall includes numerous restaurants such as Applebee’s, Gavi Italian Restaurant, Keatons Restaurant, Melting Pot, Outback Steakhouse and Thunder Canyon Brewery.

On June 26, 2006, we contributed the Foothills Mall to a joint venture with a subsidiary of Kimco at an agreed value of $104 million, plus certain closing costs (the “Foothills JV”). We accounted for the transaction as a partial sale of real estate, which resulted in us recognizing a gain of $29.4 million. Pursuant to the terms of the contribution agreement, we received approximately $38.9 million in net proceeds from the transaction.

Simultaneous with the formation of the joint venture, Kimco contributed cash in the amount of $14.8 million to the Foothills JV. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills JV for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2 million. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills JV in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills JV and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined that the Foothills JV is not a variable interest entity and account for our investment in the joint venture under the equity method. The Foothills JV agreement includes “buy-sell” provisions commencing in June 2008 for us and after May 2010 allowing either Foothills JV partner to acquire the interests of the other. Either partner to the Foothills JV may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The Foothills JV agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties.

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property (Harrisburg Mall or Foothills Mall) by our company, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability (approximately $5.2 million at December 31, 2007) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year-ends thereafter.

Renovation and Repositioning

We have substantially completed the renovation and repositioning project for the Foothills Mall.

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

Location and Demographics

The Foothills Mall is located in the greater Tucson, Arizona market and is near a busy thoroughfare which makes it accessible to significant local and tourist traffic. The following are key demographic and other information that we expect will benefit the Foothills Mall:

•	Population. Tucson is Arizona’s second largest city with a metropolitan statistical area population of 843,746, according to the US Census Bureau Census 2000.

•	Population Growth. Tucson is estimated to be one of the fastest-growing cities in the United States. The population within a 15-mile radius of the Foothills Mall is estimated to have grown by 10.6% from 2000 to 2007 and is projected to grow by 8.5% from 2007 to 2011, according to Claritas.

•	Household Income. For the year ended December 31, 2007, the average household income within a 15-mile radius of the Foothills Mall was estimated to be $58,222, according to Claritas.

•	Local Market Characteristics. The mall is located in a market that continues to experience positive growth trends.

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

•	Tucson Mall. The Tucson Mall is a 1.3 million square-foot mall that has been considered the dominant mall in Tucson for nearly 20 years. The property is located approximately five miles southeast of the Foothills Mall. This mall was constructed in 1982 and renovated in 1991. Dillard’s, JCPenney, Macy’s, Mervyns and Sears are the anchor tenants.

•	La Encantada. La Encantada is a 258,000 square-foot mall located approximately 13 miles from Foothills. The mall opened in November 2003. It is an open air lifestyle center featuring upscale shops. Its anchor tenants are AJ’s Fine Foods, Crate & Barrel and Pottery Barn.

Average Occupancy Rate and Base Rent — Foothills Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2007	88%	$19.25
2006	95%	$20.31
2005	96%	$20.07
2004	81%	$16.47
2003	82%	$16.89

(1)	The information in this chart for the periods prior to our predecessor’s acquisition of the Foothills Mall in April 2002 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Colonie Center

Overview

In February 2005, we acquired the Colonie Center Mall for a base purchase price of $82.2 million. We paid additional consideration of $2.4 million in connection with the execution of certain pending leases that increased the purchase price to $84.6 million. We have nearly completed a $110 million renovation and repositioning plan for Colonie Center, of which we incurred $92.8 million through December 31, 2007, for an estimated total project cost of $192 million.

Colonie Center is a 1.2 million square-foot, super-regional mall serving Albany, New York and its surrounding areas. Colonie Center is anchored by four major department stores: Macy’s, Sears, Boscov’s and Christmas Tree Shops (a wholly owned subsidiary of Bed Bath & Beyond). The mall’s anchor tenants are complemented by numerous nationally recognized retailers such as Abercrombie & Fitch, American Eagle, Bath & Body Works, The Children’s Place, Steve & Barry’s The Gap, Limited Too and Victoria’s Secret. The 110 shops are comprised of approximately 381,000 square feet and are accessed on two levels, with a central food court, restaurants and cafés.

Joint Venture with Heitman

On September 29, 2006, we completed a joint venture with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall whereby we entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of Heitman. Under the terms of the Contribution Agreement, we contributed the mall to FMP Colonie LLC, a new Delaware limited liability company. Heitman’s contribution to the venture was approximately $47 million in order to purchase approximately 75% of the equity in Colonie Center. Our contribution to the venture was valued at approximately $15 million, representing approximately 25% of the equity in Colonie Center. In addition, we have made preferred capital contributions of approximately $10.3 million as of December 31, 2007 and subsequently have made additional contributions totaling $6.8 million that were used primarily to fund construction costs. We have also agreed to a cost guarantee related to certain “hard” redevelopment costs of the property’s redevelopment project totaling $56.0 million. To the extent these costs exceed $56.0 million, our preferred equity contributions will be recharacterized as subordinated capital contributions. We estimate that this project will experience approximately $15 million of hard cost overruns. We have secured the balance of these cost overruns with a $10.25 million letter of credit drawn from our line of credit which is secured by our ownership of the Golden Triangle Mall. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and return of its invested equity capital.

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

Financing

In June 2005, we completed a $50.8 million first mortgage bridge financing collateralized by the Colonie Center Mall. Subsequently, in September 2006, we refinanced the bridge loan with a new construction loan that currently has a maximum borrowing capacity of approximately $116.3 million and matures in October 2008. A portion of this loan, in the amount of $50.8 million, has a fixed interest rate of 6.84%. The rate on the balance of this loan is floating at 180 basis points over LIBOR. The loan may be extended beyond October 2008, subject to satisfaction of certain financial covenants and other customary requirements for up to two additional years. The loan requires that we maintain a minimum debt service coverage ratio during the initial term of the loan and, if we fail to meet the required ratio, cash flow to us is restricted. As of December 31, 2007, we did not meet the debt service coverage ratio and certain cash flow is currently unavailable, however if and when we satisfy the ratio, the cash flow will be released to us. Based upon the mall’s current performance, we do not believe these financial covenants will be satisfied and therefore we will not satisfy the conditions to extend the loan. We will attempt to negotiate a modification or waiver of the covenants and loan extension with the current lender prior to the maturity date. We continue to manage the property and receive customary management, construction and leasing fees in accordance with our joint venture agreement with Heitman.

Renovation and Repositioning Plan

We are putting the finishing touches on the new movie theater for Colonie Center and upon completion of this part of the project our redevelopment project for this mall will be substantially complete. The following is an outline of our strategic plan for this mall:

•	Redirecting Anchor Tenant Traffic. We improved the appearance and ambiance of the mall by undertaking major renovations of the interior common areas and the mall entrances. We added a unique series of indoor mall features, including a series of high-end Adirondack themed living rooms complete with a stone clad fire place area, fountain area, comfortable leather sofa seating, television viewing areas with modern full size flat screen televisions and a large scale, high-end children’s play area. In addition, indoor and outdoor restaurant seating are opening throughout the mall.

•	Appearance. We have improved the appearance of the mall by completing major renovations of the interior common areas and the mall entrances

•	Theater. We expect to open a 13-screen stadium-seating movie theater in May 2008.

We expect these renovation and repositioning efforts will ultimately impact the financial performance of Colonie Center by drawing more affluent shoppers to the mall. We expect our revenues to grow as more shoppers spend more time in the main mall, which we expect will increase shop tenant sales per square foot.

Location and Demographics

Colonie Center is located in the greater Albany, New York area adjacent to major thoroughfares including Interstate 87. The following are key demographic and other information that we expect will benefit Colonie Center:

•	Population. The Albany metropolitan statistical area population within a 20-mile radius of Colonie Center is approximately 875,000 according to the US Census Bureau 2000.

•	Population Growth. The population within a 15-mile radius of Colonie Center is estimated to have grown by approximately 2.5% from 2000 to 2007 and is projected to grow by 1.3% from 2007 to 2012 according to Claritas.

•	Household Income. For the year ended December 31, 2007, the average household income within a 15-mile radius of the Colonie Center was estimated to be $66,050 according to Claritas.

•	Local Market Characteristics. The Albany region is home to a growing state government workforce, which tends to insulate the region from major economic downturns. In the next decade, the number of government employees is expected to increase, due to fiscal stimulus packages, which will have a positive impact on the Albany area. In addition, the region is home to 21 colleges with over 65,000 students. This student population and stable government workforce provides a steady pool of consumers for area retailers.

Competition

The primary competitors of Colonie Center include three regional malls described below that comprise approximately 3.2 million square feet of shop space. Four power centers that comprise approximately 2.2 million square feet are located within five miles of the property. With four established anchor tenants, two unique junior anchor tenants and a well-balanced mix of shop tenants, Colonie Center is one of the dominant, super-regional malls in its trade area. Competitors of Colonie Center include:

•	Crossgates Mall. The Crossgates Mall, located three miles south on Interstate 87, is Colonie Center’s closest and strongest competitor. The property was originally built in 1984 and underwent a renovation in 1994. It is the largest mall in the Albany region with over 1.6 million square feet and is anchored by Cohoes, Filene’s, H&M, JCPenney, Lord & Taylor and Macy’s. Other tenants in the mall include Best Buy, DSW Shoe Warehouse, a 30-screen Hoyt’s Cinemas, The Gap, Hollister, Pottery Barn and Williams-Sonoma. This mall has a large food court and much of its tenant mix is targeted toward teenagers.

•	Latham Circle Mall. The Latham Circle Mall is located four miles northeast of Colonie Center. The property was built in 1957 and renovated in 1994 and contains 677,000 square feet. It is anchored by Burlington Coat Factory, JCPenney, Klein’s and includes other major retailers such as Baby Depot and Malt River Brewing Company.

•	Clifton Park Center. Clifton Park Center is an 875,000 square-foot regional mall located 15 miles northwest of Colonie Center. The property was constructed in 1976 and was renovated in 2001. It is anchored by Boscov’s, JCPenney and Mega Marshall’s and includes a food court, day spa and a six-screen Hoyt’s Cinemas.

Average Occupancy Rate and Base Rent — Colonie Center(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2007	73%	$26.77
2006	75%	$25.48
2005	73%	$21.00
2004	72%	$16.53
2003	73%	$20.36

(1)	The information in this chart prior to our acquisition in February 2005 was supplied by or derived from information provided by the seller of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

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

Renovation and Repositioning

The Phase II renovation of this property is targeted for completion in the fourth quarter of 2008. The plan includes the addition of upscale restaurants on the exterior of the mall in order to create a streetscape look and feel for the property, as well as the construction of a new movie theater (which has been completed) and up to two large “big-box” junior anchor tenants. We estimate the costs of these renovations will total $36.8 million, of which we incurred $24.4 million through December 31, 2007. The total renovation and repositioning plan for this mall, which is designed to convert the mall from a Class C mall to a Class A mall, includes the following:

•	Anchors and Key Renewals. Our predecessor signed two new long-term leases and renewed a third lease with proven high traffic anchor tenants. Bass Pro Shops occupies a 200,000 square-foot super store consisting of fishing, hunting and boating products. Our predecessor also signed a long-term lease with Boscov’s, a regional discount department store chain with approximately 40 stores. In addition, the May Company, which merged with Federated Department Stores, renewed its long-term lease through the year 2024. All three anchor tenants have agreed to operate their stores continuously for an extended period.

•	Entertainment. We have focused a significant portion of our leasing efforts towards leasing to tenants that are entertainment and tourist destinations, such as Bass Pro Shops and a movie theater. The Bass Pro Shops store opened on November 18, 2004 and is our most important anchor tenant in the Harrisburg Mall, serving both as a retailer and as an entertainment destination. At approximately 200,000 square feet, the Bass Pro Shops Harrisburg store is the second largest Bass Pro Shops store in the nation and features a 60,000-gallon aquarium, rock climbing walls, a live trout stream, waterfalls and an indoor archery range. During 2006, a lease was signed with the Great Escape movie theater chain for a 14-screen state of the art stadium seated movie theater. Construction of the theater is complete and the theater opened for business in the fourth quarter of 2007.

•	Accessibility. We improved the mall’s access by arranging for the Pennsylvania Department of Transportation to provide a direct exit ramp to the property from Interstate 83.

•	Appearance. We are improving the appearance of the mall by undertaking major renovations of the interior of the two new anchor stores, the interior and exterior of the mall and mall entrances.

•	Signage. We have improved visibility of the mall by adding significantly upgraded signage, including a 150-foot pylon sign which is visible from Interstate 83 and nearby local roads. In addition, we have installed a digital color video screen at the entrance to the mall. The digital color video screen is programmable from a computer inside our mall management office and will be available to notify the public about special events and other mall promotions. Working in collaboration with local officials, our predecessor succeeded in adding “Bass Pro Drive” to the name of a nearby local street, which will allow us to identify the retailer on multiple sign locations along Interstate 83.

•	Lighting and Security. We have improved lighting and security by installing brighter energy-efficient lighting and increasing security in parking lots with regular patrols.

•	Heating, Ventilation and Air Conditioning. We are reducing operating expenses by replacing the main air conditioning central plant with new modern energy efficient units that we estimate will result in a significant reduction in the cost of energy.

As a result of our renovation and repositioning efforts at the Harrisburg Mall, leased square footage will have grown from 850,000 to 995,000 as of December 31, 2007, after giving effect to executed anchor leases as of such date. Given the attractiveness of the new anchor tenants at the Harrisburg Mall and the next phase of renovation projected to be completed in 2008, additional revenue growth from the property is expected as occupancy levels and rental rates rise above current levels.

One of our tenants at this property, Panera Bread, which has executed a new lease to cover approximately 4,200 square feet of newly developed restaurant space, has notified us that it is considering sub-letting this space to another retailer. Under its lease, Panera Bread has the right to sublet this space, subject to our reasonable approval. The subletting of this space could delay the opening of the restaurant that will ultimately occupy this space. Under the lease with Barnes & Noble at this property, a delay in the opening of a suitable restaurant in the Panera Bread location could result in Barnes & Noble exercising its right under its lease to convert its fixed rate rent into a percentage rent formula and ultimately could give this tenant the right to terminate its lease at this property. We are in the process of assessing our options with regard to this space in the event that Panera Bread moves forward with its sub-let plan.

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

As of December 31, 2007, the joint venture had spent approximately $62.1 million (net of government grant funding) on the renovation and repositioning of this property and we estimate that the total additional investment required to renovate and reposition the property is approximately $12.4 million. The joint venture intends to fund the additional $12.4 million investment from additional partner contributions and cash flow from operations.

The construction loan with Commerce Bank contained an initial maximum funding commitment of $46.9 million. During July 2005, the loan was amended and the commitment increased to $50 million with no principal payments due until the maturity date in March 2008. The interest rate is LIBOR plus 1.625% per annum. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis of which we received $1.625 million. We extended the loan through April 14, 2008 at a borrowing rate of 200 basis points over LIBOR. We plan to extend the loan through December 31, 2009 at the same borrowing rate. However, there can be no assurances that we will be able to extend the loan for this period or at this rate.

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

We and our joint venture partner each have the right to receive on a pro rata basis the operating cash flow of the property equal to 12%, computed on an annual compounded basis, on invested capital. Once operating cash flow exceeds 12%, we will be entitled to receive an additional 20% of the excess cash flow. Upon a sale of the property and after both partners receive a return of their capital contributions to the joint venture (an aggregate of approximately $27.4 million as of December 31, 2007) plus a 12% cumulative, compounded return thereon, we will have the right to receive an additional 20% of the available cash, if any, plus our 25% share of the remaining 80% interest. In addition, in the event that a sale of the property produces an overall return in excess of 20% to our joint venture partner, we will be entitled to a 30% share of such excess, if any, plus our 25% share of the remaining 70% interest. To the extent that the partners are required to make additional capital contributions to the joint venture, the amount of the 12% preferred return, which operating cash flow must exceed in order for the partners to receive the additional 20% of excess cash flow, will increase.

Under the terms of the joint venture, we are generally responsible for funding 25% of the capital contributions required for the venture. As of December 31, 2007, we had funded $10.6 million and our joint venture partner $16.8 million of the capital contributions made to the joint venture. As of December 31, 2007, we estimate that completion of the redevelopment project for this property will require total additional capital contributions of approximately $12.4 million. We are currently attempting to resolve a dispute with our joint venture partner relating to the scope of the redevelopment plan for this project. Our joint venture partner has notified us that it believes that certain aspects of the last phase of the development plan were not approved in accordance with the joint venture agreement and as a result has claimed that we are responsible for 100% of the funding required for this part of the project. We are continuing to negotiate with our joint venture partner relating to this dispute and are seeking to develop a mutually acceptable solution for this issue. Through December 31, 2007, we have funded $4.0 million above our 25% capital contribution requirement for these redevelopment projects.

The contribution, merger and related agreements further provide that Feldman Partners, LLC (an entity controlled by Larry Feldman and owned by him and his family), Jim Bourg and Scott Jensen will receive additional OP units relating to the performance of the joint venture that owns the Harrisburg Mall. The aggregate value of the additional OP units that may be issued with respect to the Harrisburg Mall is equal to 50% of the amount, if any, that the internal rate of return achieved by us from the joint venture exceeds 15% on our investment on or prior to December 31, 2009. The estimated fair value of these additional OP units was zero at December 31, 2007.

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

Location and demographics

The property is located east of the Harrisburg capital region in Pennsylvania adjacent to major thoroughfares, including Interstate 83. The following are key demographic and other information that we expect will benefit the Harrisburg Mall:

•	Population. The Harrisburg metropolitan statistical area population was 629,401 according to the US Census Bureau Census 2000.

•	Population Growth. The population within a 15-mile radius of the Harrisburg Mall is estimated to have grown by approximately 4.5% from 2000 to 2007 and is projected to grow by 2.7% from 2007 to 2012, according to Claritas.

•	Household Income. For the year ended December 31, 2007, the average household income within a 15-mile radius of the Harrisburg Mall was estimated to be $68,310 according to Claritas.

•	Local Market Characteristics. The Harrisburg region’s economy is dominated by State and Federal Government, which tends to insulate the region from major economic downturns in the national economy.

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

Competition

The primary competitors of the Harrisburg Mall include two regional malls that jointly comprise approximately 1.4 million square feet of shop space. Four power centers that comprise approximately 1.7 million square feet are located within seven miles of the property. In addition we expect to compete with a new lifestyle center within four miles of the property. We believe there are no major regional mall projects under construction or planned for the near future. No competitor has a unique anchor tenant similar to Bass Pro Shops. The significant competitors within a 10-mile radius include:

•	Colonial Park Mall. The Colonial Park Mall opened in 1960 and is located approximately five miles north of the Harrisburg Mall. It contains approximately 745,000 square feet of leasable area, 95 shops and is anchored by Bon Ton, Sears and Boscov’s. This center was renovated and expanded with a food court and some specialty shops during 1990.

•	Capital City Mall. The Capital City Mall is located 10 miles to the west of the Harrisburg Mall. It contains approximately 722,000 square feet of leasable area and 94 shops. This center opened in 1974 and is anchored by Hecht’s, JCPenney and Sears. The center was first renovated in 1986 and a second renovation was completed in 1998, which included new flooring, plantings, seating, skylights and a food court area.

•	The Shoppes at Susquehanna. The Shoppes at Susquehanna is a 108,000 square-foot, open-air lifestyle center that opened in October 2004. It is approximately four miles from the Harrisburg Mall and is approximately 63% leased to such tenants as Ann Taylor Loft, Children’s Place, Coldwater Creek, J. Jill, Jos. A Banks and Williams-Sonoma. This center has dining establishments including Damon’s and Macaroni Grill.

•	Camp Hill Shopping Center. The Camp Hill Shopping Center is a 535,743 square foot center, located just ten miles west of Harrisburg, with easy access to major highways. The process of de-malling included: a 25,000 square foot Barnes and Noble (the only one of its kind in the area), a 5,000 square foot Panera Bread (in the front parking lot), Staples, Hallmark, Holiday Hair and Giant Foods Superstore (a new prototype). Boscov’s is its one major retail anchor.

•	The High Pointe Commons. Less than 3 miles from the Harrisburg Mall, the High Pointe Commons is a joint venture managed by High Real Estate Group and CBL & Associates Properties, Inc. Anchored by a 100,000 square foot JCPenney and a 125,000 square foot Target, the Center features two stand-alone sit-down restaurants, Chili’s and Friendly’s. Other tenants include: Sally’s Beauty Supply, Payless Shoe Source, Lane Bryant, Serta Mattress, Verizon Wireless, Hollywood Tans, Famous Footwear, Subway, Lee Nails, Hair Cuttery, Jackson Hewitt, Moe’s Southwestern Grill, Lasik Plus, GameStop, Five Guys Famous Burgers and Fries. This center has a prime location, located right off of I-283.

Average Occupancy Rate and Base Rent — Harrisburg Mall(1)

	Average	Average Annual
Fiscal Year	Occupancy Rate(2)(3)	Rent per Sq. Ft.(3)

2007	57%	$22.97
2006	63%	$22.88
2005	65%	$18.36
2004	65%	$17.70
2003	70%	$15.40

(1)	The information in this chart for the periods prior to our predecessor’s investment in the Harrisburg Mall in September 2003 was supplied by or derived from information provided by the previous owner of the property.

(2)	Excludes temporary leases, which are leases for a term of less than one year.

(3)	Calculated based on rentable shop tenant space.

Regulation

Generally, the ownership and operation of real properties are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures. Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, increasing the potential liability for environmental conditions or circumstances existing or created by tenants or others on properties or laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of regional mall sites or other impairments to operations, which would adversely affect our cash flows from operating activities.

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

As of December 31, 2007, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 28, 2007 at which the following matters were voted upon:

1. To elect four directors of our company to serve until the 2008 annual meeting of stockholders and until their successors are duly elected and qualified.

2. To ratify the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

3. To approve the convertibility feature of the Series A Preferred Stock into our common stock, in accordance with the terms of the Series A Preferred Stock.

4. To consider a stockholder proposal if it is properly presented to the meeting.

The results of the meeting were as follows:

Proposal 1:	For	Abstain

Lawrence Feldman	9,675,744	1,259,270
Lawrence Kaplan	8,979,407	1,955,607
Paul McDowell	8,983,180	1,941,834
Bruce Moore	8,993,007	1,942,007

Proposal 2:	For	Against	Abstain

KPMG LLP	10,779,744	20,869	134,402

Proposal 3	For	Against	Abstain

Approval of the Series A Preferred Stock	6,954,975	262,933	3,717,107(1)

Proposal 4	For	Against	Abstain

No vote was taken as a stockholder proposal was not properly presented during the annual meeting	N/A	N/A	N/A

(1)	— Includes 3,708,862 broker non-votes.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on December 16, 2004 under the symbol “FMP.” On April 4, 2008, the reported closing sale price per share of common stock on the NYSE was $2.74 and there were approximately 44 holders of record of our common stock.

	2007			2006
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31	$12.94	$11.55	$0.2275	$12.85	$11.03	$0.2275
June 30	13.00	10.82	—	12.49	10.30	0.2275
September 30	11.63	7.55	—	11.40	10.24	0.2275
December 31	7.95	2.42	—	12.60	10.10	0.2275

Generally, if dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.

On December 31, 2007, there were 1,414,618 operating partnership units of limited partnership interest of our operating partnership outstanding. These units receive distributions per unit in the same manner as dividends per share were distributed to common stockholders.

On May 14, 2007, we declared a dividend of $0.2275 per common share for the period January 1, 2007 to March 31, 2007 to shareholders of record on May 18, 2007. This dividend was paid on May 25, 2007.

On October 26, 2007, we announced the suspension of our common stock dividend and we do not expect to declare any additional common stock dividends in the foreseeable future except as may be required to maintain REIT status.

The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(a)		Warrants and Rights	Column(a))

Equity compensation plans approved by security holders(1)	N/A	(1)	N/A	203,160
Equity compensation plans not approved by security holders	—		—	—
Total	N/A	(1)	N/A	203,160

(1)	Includes information related to our 2004 Equity Incentive Plan and 2004 Incentive Bonus Plan. As of December 31, 2007, we have issued 266,061 shares of restricted common stock, net of forfeitures.

Recent Sale of Unregistered Securities

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

We issued 5,000 shares of our common stock in 2007 for deferred stock-based compensation, none of which were issued in connection with employment contracts and we issued 3,000 shares of our common stock to our directors. The issuance of these shares of our common stock was affected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

On April 10, 2007, we entered into a purchase agreement with Inland American to sell to Inland American, in one or more private placements, up to 2,000,000 shares of the Series A Preferred Stock. Inland American subsequently purchased 600,000 shares of the Series A Preferred Stock for an aggregate purchase price of $15 million.

On October 22, 2007, Inland American purchased from us 800,000 additional shares of the Series A Preferred Stock for an aggregate purchase price of $20 million. In addition, on December 17, 2007, Inland American purchased from us 600,000 shares of Series A Preferred Stock for an aggregate purchase price of $15 million. The sales to Inland American were made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. No commissions or fees were paid in connection with these sales.

See note 2 to the Consolidated Financial Statements in Item 8 for a description of our deferred compensation plan and other compensation arrangements.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data for our company and historical financial data for our predecessor for the periods indicated. You should read the following selected historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and historical consolidated financial statements and related notes thereto. The following selected consolidated historical financial data have been derived from financial statements audited by KPMG LLP, an independent registered public accounting firm. Consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations for the years ended December 31, 2007 and 2006 and cash flows for each of the years in the three-year period ended December 31, 2007 and the related notes thereto appear in Item 8.

	The Company				Our Predecessor
	Year Ended December 31,			December 16, to	January 1 to	Year Ended
	2007	2006	2005	December 31, 2004	December 15, 2004	December 31, 2003

Statement of Operations Data:
Revenue:
Rental	$31,815	$41,014	$35,729	$327	$6,340	$6,720
Tenant reimbursements	13,741	19,867	17,634	193	4,124	4,446
Management, leasing and development services	3,734	1,310	470	58	917	461
Interest and other income	6,048	3,024	1,362	52	250	67

Total revenue	55,338	65,305	55,195	630	11,631	11,694

Expenses:
Rental property operating and maintenance	19,261	21,014	18,383	329	3,886	4,193
Real estate taxes	5,918	7,645	6,520	45	1,218	1,225
Interest (including the amortization of deferred financing costs)	14,762	16,435	11,909	443	4,007	4,904
Loss from early extinguishment of debt	379	357	—	300	—	—
Depreciation and amortization	14,498	17,394	13,383	211	1,462	1,442
General and administrative	16,518	8,657	7,511	747	3,498	833

Total expenses	71,336	71,502	57,706	2,075	14,071	12,597

Loss from operations	(15,998)	(6,197)	(2,511)	(1,445)	(2,440)	(903)
Equity in (losses) earnings of unconsolidated real estate partnerships	(1,900)	(550)	(454)	12	425	197
Gain on partial sale of real estate	—	29,397	—	—	—	—

(Loss) income before minority interest	(17,898)	22,650	(2,965)	(1,433)	(2,015)	(706)
Minority interest	1,651	(2,469)	332	184	(233)	(30)

Net (loss) income	$(16,247)	$20,181	$(2,633)	$(1,249)	$(2,248)	$(736)

Basic (loss) earnings per share	$(1.33)	$1.58	$(0.21)	$(0.12)	N/A	N/A
Diluted (loss) earnings per share	(1.33)	1.54	(0.21)	(0.12)	N/A	N/A
Weighted average common shares outstanding:
Basic	12,863	12,808	12,363	10,790	N/A	N/A
Diluted	12,863	14,666	12,363	10,790	N/A	N/A

	The Company				Our Predecessor
	2007	2006	2005	2004	2003

Balance Sheet Data (at end of period)
Investments in real estate, net	$342,897	$318,440	$396,108	$143,653	$50,473
Total assets	469,194	413,851	475,485	188,783	70,776
Mortgages and other loans payable	279,758	240,831	318,489	54,750	61,278
Total liabilities	320,638	288,657	358,407	80,290	69,923
Minority interest	9,677	11,649	12,117	13,962	762
Stockholders’ equity	138,879	113,545	104,961	94,531	91
Total liabilities and stockholders’ equity	469,194	413,851	475,485	188,783	70,776
Other Data (for the year ended)
Net cash flows provided by (used in):
Operating activities	(6,393)	381	11,605	945	758
Investing activities	(48,237)	(14,372)	(139,401)	(102,530)	(6,644)
Financing activities	70,570	12,696	126,520	113,215	9,517

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a REIT formed in July 2004 to continue the business of our predecessor, Feldman Equities of Arizona, LLC, and its subsidiaries and affiliates, to renovate and reposition retail shopping malls. Our investment strategy is to opportunistically redevelop underperforming or distressed malls and transform them into physically attractive and profitable Class A or near Class A malls through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow.

We derive revenues primarily from rent and reimbursement payments received by our operating partnership from tenants under existing leases at each of our properties. Our operating results, therefore, depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

On December 16, 2004, we completed our formation transactions, sold 10,666,667 shares of our common stock in our IPO and contributed the net proceeds from this offering to our operating partnership. Subsequently, on January 15, 2005, we sold an additional 1,600,000 shares of our common stock to underwriters upon their full exercise of their over-allotment option. Prior to the completion of our IPO and formation transactions, our business was conducted by our predecessor.

Material Transactions Impacting Our Financial Condition and Results of Operations

A discussion of the results of operations of our Company, comparing the year ended December 31, 2007 to the year ended December 31, 2006 and comparing the year ended December 31, 2006 to the year ended December 31, 2005, is set forth below. Over this three-year period, we have initiated a number of separate mall acquisitions, financings, joint ventures and re-development activities, which are summarized below. As a consequence of such transactions, period over period comparisons of our results of operations may not be indicative of operating results covering any future periods.

•	On February 1, 2005, we acquired Colonie Center Mall located in Albany, New York for an initial purchase price of $82.2 million. We funded the purchase price of this acquisition using the net proceeds from a property-level financing of the Stratford Square Mall. We paid additional consideration of $2.4 million in connection with the execution of certain leases. As of December 31, 2007, shop occupancy at the Colonie Center Mall, excluding temporary tenants, was 77.0%.

•	On June 28, 2005, we acquired the Tallahassee Mall, a 966,000 square-foot mall located in Tallahassee, the state capital of Florida. The purchase price of $61.5 million included the assumption of an existing $45.8 million mortgage loan plus cash in the amount of approximately $16.2 million. The mortgage loan we assumed bears interest at a fixed rate of 8.60% and has a July 2009 anticipated repayment date. The property is subject to a long-term ground lease that expires in 2063 (assuming the exercise of all extension options). The ground lease does not contain a purchase option. As of December 31, 2007, shop occupancy, excluding temporary and anchor tenants, was 76.8%.

•	On July 12, 2005, we acquired Northgate Mall, a 1.1 million square-foot mall located in the northwest suburbs of Cincinnati, Ohio. The purchase price of $110.0 million included the assumption of an existing $79.6 million mortgage loan in the plus cash in the amount of approximately $30.4 million. The mortgage loan we assumed bears interest at a fixed rate of 6.60% and has an anticipated prepayment date in November 2012. As of December 31, 2007, shop occupancy, excluding temporary and anchor tenants, was 68.4%.

•	During July 2005, the construction loan held by the Harrisburg Mall joint venture which contained an initial maximum funding commitment of $46.9 million, was increased to $50 million with no principal payments due until the maturity date in March 2008. The interest rate is under this loan is LIBOR plus 162.5 basis points. During July 2005, the borrowings were increased to $49.8 million and a distribution of $6.5 million was made to the partners on a pro rata basis of which we received $1.625 million. We plan to extend the loan through December 31, 2009 at a borrowing rate of 200 basis points over LIBOR.

•	During March 2006, we completed the issuance and sale in a private placement of $29.4 million in aggregate principal amount of junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently at a variable interest rate equal to LIBOR plus 345 basis points. The Notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011.

•	On April 5, 2006, we acquired the Golden Triangle Mall in the Dallas suburb of Denton, Texas, for approximately $42.3 million (including $2.1 million of additional consideration accrued in accordance with an earn-out provision in the purchase agreement). Including non-owned anchors, the Golden Triangle Mall is a 765,000 square-foot regional mall. As of December 31, 2007, excluding temporary tenants, the mall’s occupancy was 68.1%.

•	On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit which bears interest at 140 basis points over LIBOR and matures in April 2008. The secured line of credit was fully drawn on the date we acquired the Golden Triangle Mall. In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13.0 million for a fee of 0.5% of the face amount. As of December 31, 2007, letters of credit outstanding under this agreement amounted to $10.25 million. The secured line of credit contains customary covenants that require us, among other things, to maintain certain financial coverage ratios. As of December 31, 2007, we were in compliance with the covenant requirements. The outstanding balance on the line as of December 31, 2007 was $17.5 million with interest rates on the tranches ranging from 6.59% to 7.25%.

•	On April 7, 2006, we acquired the building occupied by JCPenney and related acreage at Stratford Square Mall for a price of $6.7 million. The purchase price included assumption of a loan secured by the property that had a principal balance of approximately $3.5 million. The loan bore interest at a 5.15% fixed rate and was repaid in May 2007. In connection with the acquisition, we renewed and extended the lease with JCPenney.

•	On June 29, 2006, we contributed the Foothills Mall to a joint venture and retained a 30.8% interest. In connection with this transaction, the joint venture refinanced the existing $54.8 million first mortgage with an $81.0 million first mortgage. As a result of these transactions, we received a distribution of approximately $38.9 million and recognized a $29.4 million gain on the partial sale of the property as reported in our 2006 consolidated statement of operations. A portion of the proceeds from the transaction was used to repay $24.6 million outstanding on our secured line of credit and $5.0 million outstanding under our credit facility with Kimco.

•	On September 29, 2006, we contributed the Colonie Center Mall to a joint venture and retained a 25% interest. In connection with this transaction, the joint venture refinanced the property with a first mortgage and construction facility with a maximum capacity commitment of $109.8 million. As a result of these transactions, we received a distribution of approximately $41.2 million and recorded a $3.5 million deferred gain. A portion of the proceeds from the transaction were used to repay $4.0 million outstanding on our secured line of credit on October 2, 2006.

•	Effective April 10, 2007, we entered into an agreement to issue up to $50 million of Series A Preferred Stock to Inland American. We issued $15 million of the Series A Preferred Stock on April 30, 2007, an additional $20.0 million on October 22, 2007, and the balance on December 17, 2007. We used the proceeds from this financing to fund redevelopment costs and to repay borrowings under our secured line of credit.

•	On April 16, 2007, we arranged for up to $25 million in debt financing (the “Note”) from Kimco. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500,000, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250,000 in additional interest. We will not being drawing any funds under this financing.

•	On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by Stratford Square Mall. On the closing date, $75.0 million of the proceeds were used to retire Stratford’s outstanding $75.0 million first mortgage.

Trends that May Impact Future Operating Results

In addition, several trends affecting the U.S. economy in general and the retail sector in particular are expected to impact our business and our results of operations in future periods, including the following:

•	The recovery in U.S. credit markets anticipated in the early part of 2008 has not materialized, and the broader U.S. economy is beginning to feel the adverse impact of this lingering problem. In particular, we believe that these conditions have resulted in the following:

•	Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. These circumstances have materially impacted liquidity in the debt markets, making financing terms for owners of retail properties less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, until conditions change, we expect debt financing and refinancing will be more difficult to obtain and our borrowing costs on new and refinanced debt will be more expensive compared to prior periods.

•	At the same time, constraints on capital is expected to reduce new development competition in certain of our marketplaces, which may delay the opening of some competitive projects near our existing properties.

•	Tighter lending standards and higher borrower costs have exerted downward pressure on the value and liquidity of real estate assets which will impact the values we could obtain for our properties in the case of their sale. These factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

•	These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.

•	Declining home prices in many regions has also impacted consumer spending, which in turn has caused a slow start to the 2008 retailing season. Some retailers have reduced their growth plans for 2009 while others have announced store closures or delays in new store openings. These factors are expected to impact the pace of our leasing activity for the balance of 2008.

•	The increase in many global commodity prices purchased in U.S. dollars has led to higher than anticipated construction costs in our redevelopment projects.

•	During the redevelopment and repositioning period, our properties tend to experience decreases in occupancy and net operating income. We have, for example, completed or are near completion of the development projects for Colonie Center and Harrisburg Mall. We experienced declines in occupancy and net income during 2007 as compared to 2006 at these properties. We expect these lower occupancy and operating income trends will improve as lease up of these properties progresses. However, the pace of our lease up activities could be impacted by broader economic factors.

•	For the balance of 2008 we expect to focus our efforts on improving the operating performance of our properties and selectively accessing additional capital, including borrowings or joint venture arrangements, to be used for our in place development efforts. Our ability to acquire new properties or to commence major redevelopment efforts on our other existing properties will require that we first see improving economic conditions and can access required financing.

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

The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of the respective operating/partnership agreements. In the case of FMP Kimco Foothills Member LLC, the joint venture that owns the Foothills Mall (the “Foothills JV”), we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with AICPA Statement of Position No. 78-9 — Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05, if and when the Foothills JV reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended.

For a joint venture investment that is not a VIE or in which we are not the general partner, we follow the accounting set forth in SOP 78-9. In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when our ownership interest is less than 50% and we do not exercise direct or indirect control.

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

A portion of the purchase price is allocated to above-market and below-market lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The capitalized above-market and below-market lease values are amortized as a reduction of or an addition to rental income over the remaining noncancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income.

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

Derivatives that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses are reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change. Changes in the fair value of our derivative instruments may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables, but will have no effect on cash flows.

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenue

Rental revenues decreased approximately $9.3 million, or 22.6%, to $31.8 million for the year ended December 31, 2007 compared to $41.1 million for the year ended December 31, 2006. The decrease resulted from $10.4 million due to the partial sales of Colonie and Foothills, offset in part by an increase in revenue of $1.0 million from Golden Triangle, which we acquired on April 5, 2006. The decrease is primarily due to certain expiring tenants with reimbursement provisions renewing their leases that exclude such reimbursement provisions. We believe this trend may continue in 2008 until our redevelopment activities are complete.

Dillard’s, one of our anchor tenants at Tallahassee, vacated its leased space (totaling approximately 204,000 square feet) on January 1, 2008. Previously, Dillard paid annual rent totaling approximately $311,000. Currently, we are in discussion with one or more replacement anchors to replace Dillard’s. In addition, certain tenants at Tallahassee have provisions in their leases that could result in rental revenue reductions if Dillard’s is not replaced within certain time periods.

Revenues from tenant reimbursements decreased approximately $6.1 million, or 30.8%, to $13.7 million for the year ended December 31, 2007 compared to $19.8 million for the year ended December 31, 2006. The decrease was primarily due to the partial sales of Colonie and Foothills, which combined accounted for $5.8 million of prior year revenues, offset in part by a $200,000 increase in revenue from Golden Triangle and an aggregate decrease at our other malls.

Revenues from management, leasing and development services increased approximately $2.4 million to $3.7 million for the year ended December 31, 2007 compared to $1.3 million for the year ended December 31, 2006. The increase is primarily due to the fees charged to the Foothills and Colonie joint ventures and increased development fees related to the Harrisburg joint venture.

Interest and other income increased $3.0 million to $6.0 million for the year ended December 31, 2007 compared to $3.0 million for the year ended December 31, 2006. The increase was primarily due to a $3.9 million reduction in 2007 in the estimated fair value of our obligation to the OP unitholders related to the Harrisburg partnership compared to a $1.4 million reduction in this same liability in the 2006 period. The reduction in 2007 was due primarily to lower estimated construction loan proceeds and projected delays in the sale of the property. In addition, we recorded an increase in income representing a return on preferred capital contributions to the Colonie joint venture ($694,000) and an increase in lease termination fees ($177,000), offset by a decrease due to the contribution of Colonie and Foothills to joint ventures ($349,000) and a $126,000 decrease in interest income.

Expenses

Rental property operating and maintenance expenses decreased approximately $1.7 million or 8.3%, to $19.3 million for the year ended December 31, 2007 compared to $21.0 million for the year ended December 31, 2006. The decrease is due primarily to the partial sales of Colonie and Foothills, which combined accounted for $5.5 million of the expense for the prior year period, offset in part by a $912,000 increase in expense at Golden Triangle. Expenses of our other malls that increased over the prior year period include bad debt expense ($1.1 million), utilities ($274,000) and various other rental property operating and maintenance expenses ($1.8 million).

Real estate taxes decreased approximately $1.7 million, or 22.6%, to $5.9 million for the year ended December 31, 2007 compared to $7.6 million for the year ended December 31, 2006. The decrease in real estate taxes was primarily due to $2.1 million recorded by Colonie and Foothills in 2006. The decrease was partially offset by increases in taxes at the other malls.

Interest expense decreased approximately $1.7 million, or 10.2%, to $14.7 million for the year ended December 31, 2007 compared to $16.4 million for the year ended December 31, 2006. The decrease was due primarily to the partial sales of Colonie and Foothills, which combined accounted for $3.5 million of mortgage interest expense in the prior year period, and a $431,000 increase in capitalized interest. These decreases were offset in part by an increase in interest on the Notes ($838,000), an increase in interest on the Stratford mortgage ($1.2 million) and an increase in interest on the secured line of credit ($315,000). Interest expense will increase in future periods due to increases in borrowings and a decrease in interest capitalized.

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

Depreciation and amortization expense decreased $2.9 million, or 16.6%, to $14.5 million for the year ended December 31, 2007 compared to $17.4 million for the year ended December 31, 2006. The decrease is primarily due to a $3.5 million decrease related to the partial sales of Colonie and Foothills and $1.1 million from lower in-place lease amortization throughout the portfolio as some acquired leases expired. The decrease was partially offset by an increase in amortization of deferred leasing costs of $195,000 and an increase in depreciation expense of $1.0 million, including $279,000 relating to Golden Triangle and an increase in tenant and building improvements.

General and administrative expense increased approximately $7.9 million, or 90.8% to $16.5 million for the year ended December 31, 2007 compared to $8.7 million for the year ended December 31, 2006. The increase was primarily due to (i) construction management, consulting, Sarbanes-Oxley Act related and other professional fees ($3.5 million), (ii) a severance charge of approximately relating to Jim Bourg’s resignation ($1.3 million) and severance payouts to the Phoenix office staff ($290,000), (iii) fees related to our analysis and pursuit of strategic alternatives ($850,000), (iv) personnel costs due to increased use of temporary personnel and growth in staff in connection to our increased redevelopment and joint venture activity ($700,000), (v) severance and related costs in connection with the resignation of Lloyd Miller ($680,000), and (vi) an increase in construction management, consulting, costs associated with special construction audits and lease audits ($600,000). In connection with closing of our Phoenix office, we expect to incur additional restructuring charges during the first half of 2008.

Other

Gain on the partial sale of a property totaled $29.4 million for the year ended December 31, 2006. This gain resulted from the contribution of the Foothills Mall into a joint venture on June 29, 2006. We currently have a 30.8% interest in the joint venture that owns the mall, however, since the inception of the joint venture, we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. If and when the Foothills JV reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended.

Equity in losses of unconsolidated real estate partnerships represents our share of the equity in the losses of the joint venture owning the Harrisburg Mall for the years ended 2006 and 2007 and the Colonie Center Mall for the three month period ended December 31, 2006 and the year ended 2007. The equity in loss of unconsolidated real estate partnerships totaled $1.9 million for the year ended December 31, 2007 compared to $550,000 for the year ended December 31, 2006. The equity in the loss at the Harrisburg Mall increased from $503,000 in 2006 to $653,000 in 2007 due primarily to lower revenue and lower occupancy. The equity in loss from the Colonie Center Mall increased from $47,000 for the period October 1, 2006 (inception) to December 31, 2006 to $1.2 million for the year ended December 31, 2007 primarily due to (i) increased interest expense in connection with increased borrowings, (ii) higher annualized operating costs primarily due to seasonality and (iii) increased depreciation expense.

Minority interest for the years ended December 31, 2007 and 2006 represents the unit holders’ interest in our operating partnership, which represents 9.8% and 9.7%, respectively, of our income or loss.

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

Equity in losses of unconsolidated real estate partnerships represents our share of the equity in the losses of the joint venture owning the Harrisburg Mall for 2005 and 2006 and the Colonie Center Mall for 2006. The equity in loss of unconsolidated real estate partnerships totaled $550,000 for the year ended December 31, 2007 compared to $454,000 for the year ended December 31, 2005. The loss at the Harrisburg Mall increased from $454,000 in 2005 to $503,000 in 2006 due primarily to higher depreciation expense, which was offset in part by income from the proceeds of government grants. The equity in loss from the Colonie Center Mall totaled $47,000 for the year ended December 31, 2006. We did not recognize our share of our losses from the Foothills JV because we have a negative carrying value in our investment in this joint venture. See “Critical Accounting Policies — Principles of Consolidation and Equity Method of Accounting.”

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

Cash Flows

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Cash and cash equivalents were $28.0 million and $13.0 million at December 31, 2007 and 2006, respectively.

Net cash used in operating activities was $6.4 million for the year ended December 31, 2007 as compared to net cash provided by operating activities of $381,000 in 2006. The decrease in cash flow from operations is primarily due to an increase in general and administrative costs totaling $7.9 million and a decrease in cash operating income totaling $9.0 million from the contribution of the Foothills Mall and Colonie Center Mall to unconsolidated joint ventures. These decreases in operating cash flow were partially offset by, net of a $2.4 million increase in fee income from management, leasing and development services; $6.0 million due to an increase in net operating assets and liabilities during the year primarily due to increased receivables (primarily rent) and the timing of payment of accounts payable and other liabilities; and a $2.4 million decrease in cash paid for interest expense.

Net cash used in investing activities was $49.2 million for the year ended December 31, 2007 as compared to $14.4 million for 2006. The increase in cash used in investing activities was primarily the result of net cash received in 2006 totaling $80.3 million in connection with the partial sales of the Foothills and Colonie Center Malls and a $1.1 million decrease in our investments in joint ventures. The 2007 decrease was partially offset by (i) $43.2 million for the 2006 acquisition of the Golden Triangle Mall and Stratford Square Mall anchor, (ii) a $2.0 million increase in capital expenditures, (iii) an acquisition of OP units totaling $1.6 million in 2006 and (iv) the purchase of $880,000 of our trust preferred securities in 2006.

Net cash provided by financing activities totaled $70.6 million for year ended December 31, 2007 as compared to $12.7 million for 2006. The increase was due to (i) $49.7 million in net proceeds from the sales of the Series A Preferred Stock, (ii) $6.3 million decrease in distributions and dividends paid as we suspended our dividend during 2007, (iii) $17.5 million proceeds from our secured line of credit and (iv) $16.6 million of net proceeds from the refinancing of the Stratford Square mortgage. During 2006, we received cash of $29.4 million from the sale of junior subordinated notes.

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

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $28.0 million in cash and cash equivalents on hand. At December 31, 2007, our total consolidated indebtedness outstanding was approximately $273.0 million, or 58.1% of our total assets.

Our business strategy is to maintain a flexible financing position by employing a prudent level of leverage consistent with the level of debt typical in the mall industry.

In light of current market conditions and to enhance the redevelopment of our malls, our board of directors has suspended the payment of our common stock dividend and does not expect to declare any additional common stock dividends in the foreseeable future, except as may be required to maintain our REIT status.

Short-Term Liquidity Requirements

Our principal short-term liquidity needs include general and administrative expenses, property operating expenses, capital expenditures and preferred dividends. Our properties require periodic investments for tenant-related capital expenditures, tenant improvements and leasing commissions. As of December 31, 2007, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $3.0 million to be incurred during 2008.

We expect that our operating cash flow will be negative for the first three quarters of 2008 but with anticipated lease up activity at our properties will turn positive in the fourth quarter of 2008. We nevertheless believe that our current cash on hand, restricted cash and cash available under existing financings will be adequate to fund our short-term liquidity needs for the balance of 2008.

In addition to such periodic recurring capital expenditures, tenant improvements and leasing commissions, we are also obligated to make expenditures for completion of redevelopment and renovation of our properties. As of December 31, 2007, in connection with leases signed in 2007 and anticipated leases to be signed during 2008, our commitments for redevelopment and renovation costs are $9.1 million for the year ending December 31, 2008. In addition we expect to incur additional redevelopment and renovation costs (primarily at Northgate Mall and Stratford Square Mall) of an estimated $12.2 million in 2008 and $2.2 million in 2009. In addition, capital requirements at Harrisburg Mall, Colonie Center and Foothills Mall, are described below:

Harrisburg Mall.  As of December 31, 2007, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $273,000 to be incurred in 2008. The joint venture intends to fund these commitments from operating cash flow, cash on hand and state and local government grants. The joint venture has begun the last phase of the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $36.8 million. The joint venture incurred $24.4 million through December 31, 2007 and anticipates expending an additional $12.4 million during 2008 and 2009. We anticipate funding the renovation with cash on hand, operating cash flows and equity contributions from the partners. Under the joint venture agreement for the Harrisburg Mall, we are responsible for 25% of any necessary equity contributions. However, as noted under “Properties — Harrisburg Mall — Joint Venture and Financing”, we are currently attempting to resolve a dispute with our joint venture partner for this mall relating to the scope of the redevelopment plan for this project. Our joint venture partner has notified us that it believes that certain aspects of the last phase of the development plan were not approved in accordance with the joint venture agreement and as a result has claimed that we are responsible for 100% of the funding required for this part of the project. We are continuing to negotiate with our joint venture partner relating to this dispute and are seeking to develop a mutually acceptable solution for this issue. Through December 31, 2007, we have funded $4.0 million above our 25% capital contribution requirement for these redevelopment projects. The property’s first mortgage loan matured in March 2008. See “Mortgage Loans — Harrisburg Mall Joint Venture.”

Colonie Center.  As of December 31, 2007, the joint venture owning the Colonie Center Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $10.5 million in which will be spent in 2008. The joint venture intends to fund these commitments from additional borrowing on an existing construction loan commitment, and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund 100% of any renovation hard cost overruns, as defined by the joint venture contribution agreement. Subsequent to the closing of the joint venture, we contributed additional equity totaling $16.7 million, most of which was used to fund such cost overruns, and have also issued a $10.25 million letter of credit against our unsecured line of credit that will remain outstanding until the project is complete. We do not expect additional significant equity contributions will be required in the short or long term. We have agreed to guarantee that certain property redevelopment project costs will not exceed $56 million. To the extent these costs exceed $56 million, our preferred equity contributions, and any funds drawn from our letter of credit, will be reclassified as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until our joint venture partner receives a 15% return on and a return of its invested equity capital. The property’s first mortgage loan matures October 2008, see “Mortgage Loans — Colonie Center Mall Joint Venture”.

Foothills Mall.  As of December 31, 2007, the joint venture owning the Foothills Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $3.0 million in which will be incurred in 2008. The joint venture intends to fund these commitments from operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we may be required to fund cost overruns of approximately $505,000 related to the construction of a 15,550 square-foot junior anchor tenant.

As we assess our financing options for the balance of 2008, we anticipate that debt financing and refinancings will be more difficult to obtain and our borrowing costs on new and refinanced debt will be more expensive compared to prior periods. In addition, we anticipate that joint venture capital will also be more expensive and more difficult to obtain compared to prior periods.

As a result, for the balance of 2008 we expect to focus our efforts on improving the operating performance of our properties and selectively accessing additional capital, including through borrowings or joint venture arrangement, to be used for our in place development efforts. Our ability to acquire new properties or to commence major redevelopment efforts on our other existing properties will require that we first see improving economic conditions and can access required financing.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary for the renovation and repositioning of our properties, nonrecurring capital expenditures and payment of indebtedness at maturity. We do not expect to meet our long-term liquidity requirements from operating cash flow but instead expect to meet these needs through our recent 2007 financing activity noted above, secured line of credit, net cash from operations, existing cash, selective property dispositions, additional long-term borrowings, the issuance of additional equity or debt securities and additional property-level joint ventures.

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

In addition, we may also finance our renovation and repositioning projects through joint ventures. Through these joint ventures, we will seek to enhance our returns by supplementing the cash flow we receive from our properties with additional management, leasing, development and incentive fees from the joint ventures.

Stock Repurchase

On November 12, 2007, we announced that our board of directors authorized the repurchase of up to 3,000,000 shares of our issued and outstanding common stock, par value $0.01 per share. The shares are expected to be acquired from time to time at prevailing prices through open-market transactions or through negotiated block purchases, which will be subject to restrictions related to volume, price, timing, market conditions and applicable Securities and Exchange Commission rules.

The repurchase program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated by our board of directors at any time without prior notice. At this time, and based on the current market conditions, our continued focus is on maintaining liquidity and we do not plan on using our current liquidity to repurchase shares.

As of December 31, 2007, there have been no share repurchases made under this program.

Contractual Obligations

The following table summarizes our contractual payment obligations due to third parties as of December 31, 2007:

		Our Share of		Our Share of
	Consolidated	Capital Expenditure		Long-Term	Operating
	Capital	Commitments in	Consolidated	Debt in	and
	Expenditure	Unconsolidated	Long-Term	Unconsolidated	Ground
Year	Commitments	Joint Ventures	Debt(1)	Joint Ventures(1)	Leases	Total

2008	$12,300	$8,049	$18,459	$41,103	$602	$80,513
2009	—	154	61,734	1,517	532	63,937
2010	—	—	115,005	1,517	450	116,972
2011	—	—	8,763	1,640	351	10,754
2012	—	—	8,240	1,826	265	10,331
2013 and thereafter	—	—	159,505	31,341	23,310	214,156

Total	$12,300	$8,203	$371,706	$78,944	$25,510	$496,663

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

Mortgage Loans

Northgate Mall

On July 12, 2005, we assumed a $79.6 million first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above premium was initially $8.2 million and is being amortized over the remaining term of the acquired loan using the effective interest method. We may refinance the loan prior to the repayment date of September 2012.

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

$104.5 Million Stratford Square Refinancing

On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75.0 million of the loan proceeds were used to retire Stratford Square’s outstanding $75.0 million first mortgage. The balance of the proceeds was placed into escrow and is being released to us to fund the completion of the mall’s redevelopment project, of which $12.9 million is remaining in escrow at December 31, 2007.

Also, see “Long-Term Liquidity Requirements — Mortgage Loans” for additional discussions on potential early refinancing activity.

$30 Million Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit. On April 20, 2007, we increased the line from $24.6 million to $30 million. The maturity date of the line is April 2009 and up to $5.4 million of the line is recourse to us. In addition, the line requires that the property maintain a quarterly debt coverage constant of at least 10.50%.

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

In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13.0 million for a fee of 0.5% of the face amount. As of December 31, 2007, letters of credit outstanding under this agreement amounted to $10.25 million.

The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. As of December 31, 2007, we were in compliance with the covenant requirements, except the quarterly debt coverage constant covenant. We are currently negotiating a waiver of this covenant; however, if we are unable to obtain a waiver, we would be required to reduce the current outstanding balance on the line by approximately $1.0 million. The outstanding balance on the line at December 31, 2007 was $17.5 million with interest rates on the tranches ranging from 6.59% to 7.25%. As of and for the year ended December 31, 2007, $2.25 million was unused on the secured line of credit.

Colonie Center Mall Joint Venture

In connection with the recapitalization of the Colonie Center Mall, the joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum capacity of $109.8 million and repaid the existing $50.8 million mortgage loan on the property. On February 13, 2007, the joint venture borrowed $50.1 million under the Loan and on February 27, 2007, the Loan was increased by $6.5 million to $116.3 million. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the joint venture entered into a two-year interest rate protection agreement fixing the initial $50.8 million of the Loan at an all-in interest rate of 6.84%. The Loan is an interest-only loan. The Loan requires that we maintain a minimum debt service coverage ratio during the initial term of the Loan and, if we fail to meet the required ratio, cash flow to us is restricted. As of December 31, 2007, we did not meet the debt service coverage ratio and certain cash flow is currently unavailable, however if and when we satisfy the ratio, the cash flow will be released to us. Based upon the mall’s current performance, we do not believe these financial covenants will be satisfied and therefore we will not satisfy the conditions to extend the loan. We will attempt to negotiate a modification or waiver of the covenants and loan extension with the current lender prior to the maturity date. We continue to manage the property and receive customary management, construction and leasing fees in accordance with our joint venture agreement with Heitman.

We have agreed to guarantee that certain property redevelopment project costs will not exceed $56 million. If required, we will fund these additional costs as subordinated capital contributions. We estimate that this project will experience approximately $15 million of hard cost overruns. We have secured the balance of these cost overruns with a $10.25 million letter of credit drawn from our line of credit which is secured by our ownership of the Golden Triangle Mall. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and return of its invested equity capital.

Foothills Mall Joint Venture

In June 2006, we completed a contribution agreement with a subsidiary in connection with the Foothills Mall, located in Tucson Arizona. In connection with the contribution agreement we retained a 30.8% interest in the

Foothills Mall. In connection with the contribution agreement closing, we refinanced the Foothills Mall with an $81.0 million non-recourse first mortgage. The first mortgage matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from the date of loan syndication and has no principal payments for the first five years and the loan principal amortizes on a 30-year basis thereafter. We intend to refinance the loan on the maturity date.

Harrisburg Mall Joint Venture

The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from our predecessor and its joint venture partner. At December 31, 2007, the loan on this property had a balance of $49.8 million and is due in April 2008. The effective rates on the loan at December 31, 2007 and 2006 were 6.28% and 6.975%, respectively. We are in negotiations to extend the current loan through December 31, 2009.

Under certain circumstances our operating partnership may extend the maturity of the loan for three, one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63% and we are liable for $1.9 million, or 37%.

The balance outstanding under the loan was $49.8 million, as of December 31, 2007.

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

Tax Indemnifications

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property (Harrisburg Mall or Foothills Mall) by our Company, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability (approximately $5.2 million at December 31, 2007) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year-ends thereafter.

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

Funds From Operations for the periods are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net (loss) income	$(16,247)	$20,181	$(2,633)
Add:
Depreciation and amortization (excluding depreciation of non-real estate furniture and fixtures)	13,994	17,114	13,136
FFO contribution from unconsolidated joint ventures	2,663	1,377	729
Less:
Preferred stock dividends	(903)	—	—
Minority interest	(1,651)	2,469	(332)
Gain on partial sale of property	—	(29,397)	—

Funds From Operations available to common stockholders and OP Unit holders	$(2,144)	$11,744	$10,900

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Market Risk Related to Fixed Rate Debt

We had approximately $273.0 million of outstanding indebtedness as of December 31, 2007, including the Notes described below, of which $151.0 million bears interest at fixed rates ranging from 6.60% to 8.70% and $122.0 million which bears interest on a floating rate basis of LIBOR plus a margin. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.7 million, as the case may be.

We currently have two $75 million swap contracts that run consecutively through January 2011 and a $29.5 million swap contract that matures in May 2010. A 100 basis point increase in interest rates would increase the fair value of these swaps by approximately $2.7 million and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $2.8 million.

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

Market Risk Related to Other Obligations

At December 31, 2007 we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property with a $65.0 million loan, as compared to $80 million at December 31, 2006, (ii) probability weighted sale of the property in 2008, as compared to a probability weighted sale in 2009 at December 31, 2006, and (iii) sales proceeds totaling approximately $118.2 million, which is based upon an estimated multiple of 15 times future net operating income (6.75% cap rate). Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be zero at December 31, 2007.

A 25 basis point decrease in this multiple would not change our valuation.

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

We have audited the accompanying consolidated balance sheets of Feldman Mall Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Feldman Mall Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Feldman Mall Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April   2008 expressed an adverse opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

New York, New York
April 11, 2008

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2007	2006

ASSETS:
Investments in real estate, net	$342,897	$318,440
Investments in unconsolidated real estate partnerships	43,683	32,833
Cash and cash equivalents	27,976	13,036
Restricted cash	20,395	8,159
Rents, deferred rents and other receivables, net	5,545	5,718
Acquired below-market ground lease, net	7,538	7,674
Acquired lease rights, net	7,281	9,262
Acquired in-place lease values, net	6,437	10,049
Deferred charges, net	3,394	3,284
Other assets, net	4,048	5,396

Total Assets	$469,194	$413,851

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities
Mortgage loans payable	$232,878	$211,451
Junior subordinated debt obligations	29,380	29,380
Secured line of credit	17,500	—
Due to affiliates	—	3,891
Accounts payable, accrued expenses and other liabilities	27,211	25,832
Dividends and distributions payable	568	3,315
Acquired lease obligations, net	5,136	6,823
Deferred gain on partial sale of real estate	3,515	3,515
Negative carrying value of investment in unconsolidated partnership	4,450	4,450

Total liabilities	320,638	288,657
Minority interest	9,677	11,649
Commitments and contingencies (note 14)
Stockholders’ Equity
Series A 6.85% Cumulative Convertible Preferred Stock; 50,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2007; $25.00 liquidation preference	49,580	—
Common stock, $0.01 par value, 200,000,000 shares authorized 13,018,831 and 13,155,062 issued and outstanding at December 31, 2007 and 2006, respectively	130	132
Additional paid-in capital	120,542	120,163
Distributions in excess of earnings	(27,712)	(7,637)
Accumulated other comprehensive (loss) income	(3,661)	887

Total stockholders’ equity	138,879	113,545

Total Liabilities and Stockholders’ Equity	$469,194	$413,851

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue:
Rental	$31,815	$41,104	$35,729
Tenant reimbursements	13,741	19,867	17,634
Management, leasing and development services	3,734	1,310	470
Interest and other income	6,048	3,024	1,362

Total revenue	55,338	65,305	55,195

Expenses:
Rental property operating and maintenance	19,261	21,014	18,383
Real estate taxes	5,918	7,645	6,520
Interest (including amortization of deferred financing costs)	14,762	16,435	11,909
Loss on early extinguishment of debt	379	357	—
Depreciation and amortization	14,498	17,394	13,383
General and administrative	16,518	8,657	7,511

Total expenses	71,336	71,502	57,706

Loss from operations	(15,998)	(6,197)	(2,511)
Equity in losses of unconsolidated real estate partnerships	(1,900)	(550)	(454)
Gain on partial sale of real estate	—	29,397	—

(Loss) income before minority interest	(17,898)	22,650	(2,965)
Minority interest	1,651	(2,469)	332

Net (loss) income	$(16,247)	$20,181	$(2,633)

Basic (loss) earnings per share	$(1.33)	$1.58	$(0.21)
Diluted (loss) earnings per share	$(1.33)	$1.54	$(0.21)
Weighted average common shares outstanding:
Basic	12,863	12,808	12,363
Diluted	12,863	14,666	12,363

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share data)

							Accumulated
	Number of	Number of	Series A		Additional	Distributions	Other		Comprehensive
	Preferred	Common	Preferred	Common	Paid-In	in Excess	Comprehensive		Income
	Shares	Shares	Stock	Stock	Capital	of Earnings	Income (Loss)	Total	(Loss)

Balance at December 31, 2004	—	10,789,895	—	$108	$95,672	$(1,249)	—	$94,531	—
Proceeds from offering of common stock	—	1,600,000	—	16	20,784	—	—	20,800	—
Common stock issued to independent directors	—	6,000	—	—	77	—	—	77	—
Costs associated with offering	—	—	—	—	(1,543)	—	—	(1,543)	—
Net loss	—	—	—	—	—	(2,633)	—	(2,633)	$(2,633)
Unrealized gain on derivative instruments, net of $58 recorded in interest expense	—	—	—	—	—	—	$1,099	1,099	1,099
Deferred compensation plan and stock awards	—	285,100	—	3	(3)	—	—	—	—
Unregistered common stock issuance	—	369,375	—	4	4,207	—	—	4,211	—
Share-based compensation expense	—	—	—	—	449	—	—	449	—
Dividends(1)	—	—	—	—	—	(12,030)	—	(12,030)	—

Balance at December 31, 2005	—	13,050,370	—	131	119,643	(15,912)	1,099	104,961	$(1,534)

Net income	—	—	—	—	—	20,181	—	20,181	20,181
Common stock issued to outside directors	—	3,000	—	—	35	—	—	35	—
Repurchase of OP Units in excess of book value	—	—	—	—	(216)	—	—	(216)	—
Unrealized loss on derivative instruments, net of $11 recorded in interest expense	—	—	—	—	—	—	(212)	(212)	(212)
Deferred compensation plan and stock awards	—	101,692	—	1	—	—	—	1	—
Share-based compensation expense	—	—	—	—	701	—	—	701	—
Dividends on forfeited nonvested stock	—	—	—	—	—	32	—	32	—
Dividends(2)	—	—	—	—	—	(11,938)	—	(11,938)	—

Balance at December 31, 2006	—	13,155,062	—	132	120,163	(7,637)	887	113,545	$19,969

Net loss	—	—	—	—	—	(16,247)	—	(16,247)	(16,247)
Proceeds from offering of preferred shares issued	2,000,000	—	$50,000	—	—	—	—	50,000	—
Costs associated with offering	—	—	(420)	—	—	—	—	(420)	—
Unrealized loss on derivative instruments, net of $83 recorded in interest expense	—	—	—	—	—	—	(4,548)	(4,548)	(4,548)
Deferred compensation plan and stock awards	—	5,000	—	—	—	—	—		—
Forfeited stock awards	—	(125,731)	—	(2)	2	—	—	—	—
Repurchase of shares from employee	—	(15,500)	—	—	(194)	—	—	(194)	—
Share-based compensation expense	—	—	—	—	571	—	—	571	—
Dividends on forfeited nonvested stock	—	—	—	—	—	160	—	160	—
Dividends(3)	—	—	—	—	—	(3,988)	—	(3,988)	—

Balance at December 31, 2007	2,000,000	13,018,831	$49,580	$130	$120,542	$(27,712)	$(3,661)	$138,879	$(20,795)

(1)	Represents $0.9496 per common share of which $0.4241 per common share represented a return of capital for federal income tax purposes.

(2)	Represents $0.9100 per common share, all of which represented a return of capital for federal income tax purposes.

(3)	Represents $0.4550 per common share, all of which represented a return of capital for federal income tax purposes.

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities:
Net (loss) income	$(16,247)	$20,181	$(2,633)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on partial sale of real estate	—	(29,397)	—
Loss on early extinguishment of debt	379	357	—
Depreciation and amortization	14,498	17,394	13,383
Amortization of deferred financing costs	1,113	858	628
Provision for doubtful accounts receivable	2,016	843	584
Amortization of ground rent	352	358	68
Noncash stock compensation	571	701	526
Minority interest	(1,651)	2,469	(332)
Interest expense (accretion) amortization, net	(3,192)	(3,243)	(1,377)
Equity in losses (earnings) of unconsolidated real estate partnerships	1,900	550	454
Deferred tax expense (benefit)	109	(190)	—
Other noncash expense (income)	(3,579)	(1,375)	—
Net change in revenue related to acquired lease rights/obligations	294	(240)	(734)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(1,843)	(2,883)	(4,508)
Restricted cash related to operating activities	173	(335)	(1,607)
Other deferred charges	(599)	(1,394)	(3,416)
Other assets, net	(186)	(3,130)	371
Accounts payable, accrued expenses and other liabilities	(501)	(1,143)	10,198

Net cash provided by operating activities	(6,393)	381	11,605

Cash Flows From Investing Activities:
Proceeds from partial sales of real estate, net	—	80,319	—
Distribution from (investment in) unconsolidated real estate partnerships	(12,750)	(13,894)	1,625
Expenditures for real estate improvements	(36,994)	(34,934)	(6,584)
Real estate acquisitions, net of assumed liabilities	—	(43,235)	(132,971)
Acquisition of minority interest	—	(1,570)	—
Other	—	(880)	—
Change in restricted cash relating to investing activities	507	(178)	(1,471)

Net cash used in investing activities	(49,237)	(14,372)	(139,401)

Cash Flows From Financing Activities:
Proceeds from junior subordinated debt obligations	—	29,380	—
Proceeds from lines of credit	17,500	28,600	—
Repayment of lines of credit	—	(28,600)	—
Proceeds from equity offering (net of underwriters’ fees)	—	—	20,800
Payment of offering costs	—	—	(3,754)
Proceeds from mortgages	104,500	10,000	125,766
Repayment of mortgages	(79,846)	(11,781)	(624)
Increase in due to affiliates	—	—	102
Payments to affiliates	—	—	(7,996)
Change in restricted cash relating to financing activities	(12,917)	31	3,626
Payment of deferred financing costs	(1,162)	(1,571)	(1,129)
Common stock repurchased from former employee	(194)	—	—
Proceeds from sale of 6.85% Series A cumulative convertible preferred stock, net of issue cost	49,745	—	—
Unrealized loss on derivative	—	—	(59)
Distributions and dividends	(7,056)	(13,363)	(10,212)

Net cash provided by financing activities	70,570	12,696	126,520

Net change in cash and cash equivalents	14,940	(1,295)	(1,276)
Cash and cash equivalents, beginning of year	13,036	14,331	15,607

Cash and cash equivalents, end of year	$27,976	$13,036	$14,331

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$17,320	$19,755	$12,253
Supplemental disclosures of noncash investing and financing activities:
Accrued renovation costs	$4,158	$7,576	$—
Accrued additional purchase consideration	—	2,051	—
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	—	216	—
Assets acquired in connection with real estate acquisition	—	19	4,338
Liabilities assumed in connection with real estate acquisition	—	3,699	128,976
Unrealized (loss) gain on derivative instruments	(4,548)	(212)	1,157
Dividends and distributions payable	568	3,315	3,331
Accrued preferred stock issuance cost	165	—	—
Issuance of common stock relating to lease buyout	—	—	4,211
Contribution of property to joint ventures:
Investments in real estate, net	$—	$134,240	$—
Other assets	—	13,722	—
Mortgage loans	—	(105,516)	—
Liabilities	—	(4,370)	—

Net assets	$—	$38,076	$—

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

We are a real estate investment trust, or REIT, incorporated in Maryland on July 14, 2004. We closed our initial offering of common stock on December 16, 2004 (our “offering”). Our wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in and collectively own 90.2% of, Feldman Equities Operating Partnership, LP (the “operating partnership”). We have, through such subsidiaries, control over major decisions of the operating partnership, including decisions related to sale or refinancing of the properties. FMP, the operating partnership and Feldman Equities Management, Inc. (the “service company”) were formed to continue to operate and expand the business of the predecessor. We consolidate the assets and liabilities of the operating partnership. Until the completion of the offering, FMP, the operating partnership and the service company had no operations.

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

As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor in exchange for units of limited partnership interests in our operating partnership (“units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. As of December 31, 2007, these contributors owned 9.8% of our operating partnership as limited partners.

As of December 31, 2007, we owned four real estate properties and had minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania, the Foothills Mall in Tucson, Arizona and the Colonie Center Mall in Albany, New York.

We expect that our operating cash flow will be negative for the first three quarters of 2008 but with anticipated lease up activity at our properties will turn positive in the fourth quarter of 2008. We nevertheless believe that our current cash on hand, restricted cash and cash available under existing financings will be adequate to fund our short-term liquidity needs for the balance of 2008.

As we assess our financing options for the balance of 2008, we anticipate that debt financing and refinancings will be more difficult to obtain and our borrowing costs on new and refinanced debt will be more expensive

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

compared to prior periods. In addition, we anticipate that joint venture capital will also be more expensive and more difficult to obtain compared to prior periods.

As a result, for the balance of 2008 we expect to focus our efforts on improving the operating performance of our properties and selectively accessing additional capital, including through borrowings or joint venture arrangement, to be used for our in place development efforts. Our ability to acquire new properties or to commence major redevelopment efforts on our other existing properties will require that we first see improving economic conditions can access required financing.

2.	Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual method of accounting in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation and Equity Method of Accounting

The accompanying consolidated financial statements of our Company include the accounts of our wholly owned subsidiaries and all entities in which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of the respective operating/partnership agreements. In the case of FMP Kimco Foothills Member LLC, the joint venture that owns the Foothills Mall (the “Foothills JV”), we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05, if and when the Foothills JV reports net income, we will resume applying

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended.

For a joint venture investment that is not a VIE or in which we are not the general partner, we consider the accounting set forth in SOP 78-9. In accordance with this pronouncement, investments in joint ventures are accounted for under the equity method when the ownership interest is less than 50% and we do not exercise direct or indirect control.

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

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of our investment over the estimated fair value of our investment. We have not recognized any impairment of our investments.

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

We have identified certain significant judgments and estimates used in the preparation of the consolidated financial statements, including those related to revenue recognition, the allowance for doubtful accounts receivable, investments in real estate and asset impairment, and fair value measurements. The estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Revenue Recognition and Tenant Receivables

Base rental revenue from rental retail property is recognized on a straight-line basis over the noncancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of December 31, 2007 and 2006, approximately $1,465 and $891, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in deferred rents receivable in the accompanying consolidated financial statements. “Percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants. Contingent rents for the years ended December 31, 2007, 2006 and 2005 were $2,272, $2,975 and $1,952.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on a predetermined formula, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants. We recorded $534, $390 and $257 of lease termination fees during the years ended December 31, 2007, 2006 and 2005.

Our other sources of revenue come from providing management services to joint ventures, including property management, brokerage, leasing and development. Management fees generally are a percentage of cash receipts from managed properties and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized in installments as follows: one-third upon lease execution, one-third upon delivery of the premises and one-third upon the commencement of rent. Development fees are earned and recognized over the time period of the development activity. We defer recognition of our fees to the extent of our ownership interest on the joint ventures. These activities are referred to as “management, leasing and development services” in the consolidated statements of operations.

We provide an allowance for doubtful accounts receivable against the portion of tenant receivables that is estimated to be uncollectible. Management reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,905 and $1,088 at December 31, 2007 and 2006, respectively.

Activity in the allowance for doubtful accounts follows:

Balance at December 31, 2004	$414
Provision	584

Balance at December 31, 2005	998
Provision	843
Write-offs	(188)
Recoveries	187
Contributions of properties to joint ventures	(752)

Balance at December 31, 2006	1,088
Provision	2,016
Write-offs	(340)
Recoveries	141

Balance at December 31, 2007	$2,905

Deferred Charges

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of our employees provide leasing services to the properties. It’s our policy to capitalize employee compensation directly allocable to these leasing services. A portion of their compensation, approximating $472, $929 and $471 for the years ended December 31, 2007, 2006, 2005, respectively, was capitalized and is being

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

amortized over the corresponding lease terms. The related amortization expense for the years ended December 31, 2007, 2006 and 2005 was $223, $69 and $14, respectively.

Our early extinguishments of debt (described in note 6) resulted from fees and write-offs of unamortized deferred financing costs totaling $379 for the year ended December 31, 2007 and $357 for the year ended December 31, 2006.

Issuance Costs

Costs that represent expenditures related to the issuance of preferred or common stock, including underwriting commissions and public offering costs, were charged to equity upon completion of the issuance and are recorded as a reduction to preferred stock and additional paid-in capital, respectively.

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

	Year Ended December 31,
	2007	2006	2005

Interest	$754	$727	$34
Real estate taxes	167	445	37
Insurance	15	46	—

Total	$936	$1,218	$71

Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, approximately $106, $378 and $56 for the years ended December 31, 2007, 2006 and 2005, respectively, has been capitalized to these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.

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

Accumulated depreciation was $24,868 and $14,964 at December 31, 2007 and 2006, respectively.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Due to Affiliates

At December 31, 2007, we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property mortgage, (ii) probability weighted sale of the property and (iii) sales proceeds, which are based upon an estimated multiple of future net operating income.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We believe no impairment in the net carrying values of the investments in real estate and investment in unconsolidated real estate partnerships has occurred as of December 31, 2007.

Restructuring costs

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities, costs associated with restructuring costs are amortized ratably over the future service periods. These costs would include employee severance payments and accelerated vesting of restricted stock awards. Costs associated with contract terminations, are recognized once notification of contract termination has been delivered, or negotiated, with the counterparty. In November 2007, we announced that we would close our Phoenix office by March 31, 2008. In connection with the closing of our Phoenix office, we accrued approximately $335 for severance and acceleration of restricted stock awards. We expect to incur a similar charge during the first quarter of 2008. As of December 31, 2007, we have not negotiated, or terminated, any of our office leases.

Derivative Instruments

In the normal course of business, we use derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

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

Derivatives that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses are reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change. Changes in the fair value of our derivative instruments may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables, but will have no effect on cash flows.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The capitalized

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

above-market lease values (presented as acquired lease rights in the accompanying consolidated balance sheets) are amortized as a reduction of rental income over the remaining noncancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate/bargain renewal periods in the respective leases.

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

Accumulated amortization for acquired lease rights was $4,462 and $3,486 at December 31, 2007 and 2006, respectively. Accumulated amortization for in-place lease values was $5,657 and $5,474 at December 31, 2007 and 2006, respectively. Accumulated amortization of acquired lease obligations was $3,230 and $3,464 at December 31, 2007 and 2006, respectively.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

(A)	— The Tallahassee Mall is subject to an operating ground lease.

(B)	— Acquired February 2005; the property was subsequently contributed to a joint venture in September 2006.

(1)	The Northgate Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2007 are 3.4 years, 1.8 years and 3.6 years, respectively.

(2)	The Tallahassee Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2007 are 2.6 years, 5.4 years and 2.7 years, respectively.

(3)	The Stratford Square Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2007 are 3.3 years, 3.6 years and 3.0 years, respectively.

(4)	The Golden Triangle Mall acquired lease rights, lease obligations and in-place lease values are being amortized over the remaining lease terms and the remaining weighted average amortization expense periods as of December 31, 2007 are 3.0 years, 3.7 years and 4.8 years, respectively. In 2007, we paid $1,000 of additional consideration in accordance with an earn-out provision in the purchase agreement.

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

We have elected that our management company subsidiary and certain corporations that held small interests in the Foothills Mall be treated as a “taxable REIT subsidiary” or TRS. In general, a TRS may perform noncustomary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’ are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. As of December 31, 2007, we had unused net operating losses of approximately $200 which, based on our historical ($287 for the year ended December 31, 2007) and projected TRS income from our third-party service contracts, we expect to fully utilize in fiscal 2008. Based upon current tax rates, our unused net operating losses have generated a deferred tax asset of approximately $81 and $190, at December 31, 2007 and 2006, respectively, which is classified in other assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

The net income tax (expense) benefit related to our TRS’ is as follows:

	Year Ended December 31,
	2007	2006	2005

Income tax (expense) benefit:
Current — state	$(25)	$(25)	$—
Deferred — federal	(98)	170	—
Deferred — state	(11)	20	—

Income tax (expense) benefit, net	$(134)	$165	$—

The net income tax (expense) benefit is included in general and administrative expenses in our consolidated statements of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Our tax returns for fiscal years 2004, 2005, 2006 and 2007 remain subject to examination by the relevant tax jurisdictions. We adopted this interpretation effective January 1, 2007 and the adoption of FIN 48 did not have any effect on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

such exercise or conversion would result in a lower EPS or greater loss per share amount. The following is the computation of our basic and diluted shares for the following periods:

	Years Ended December 31,
	2007	2006	2005

Net (loss) income	$(16,247)	$20,181	$(2,633)
Less preferred stock dividends, net of minority interest ($98)	(903)	—	—

Net (loss) income attributable to common stockholders — basic	(17,150)	20,181	(2,633)
Add back minority interest	—	2,469	—

Net (loss) income attributable to common stockholders — diluted	$(17,150)	$22,650	$(2,633)

Basic weighted average common shares	12,863,036	12,808,061	12,363,488
Plus: weighted average unvested restricted shares	—	293,416	—
Plus: weighted average OP units	—	1,564,555	—

Diluted weighted average common shares	12,863,036	14,666,032	12,363,488

Basic (loss) earnings per share	$(1.33)	$1.58	$(0.21)
Diluted (loss) earnings per share	(1.33)	1.54	(0.21)

Our computation of net loss per share excludes unvested restricted stock issued to certain employees totaling 158,743 in 2007 and 285,100 in 2005 and OP units in the amount of 1,414,618 in 2007 and 1,593,464 in 2005 because these securities are antidilutive.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of this standard had no effect on our consolidated financial statements.

In February 2007, the FASB Issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have adopted this standard effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption. However, we do reserve the right to elect to measure future eligible financial assets or liabilities at fair value.

In November 2007, the FASB ratified the consensus in EITF Issue 07-06, “Sales of Real Estate with Buy-Sell Clauses” which addresses whether a buy-sell clause in a sale of a partial interest in real estate would preclude partial sale and profit recognition under SFAS 66. The new consensus holds that a buy-sell clause does not by itself constitute a form of continuing involvement that would preclude partial sale recognition Such clauses should be evaluated with the agreement’s other explicit and implicit terms to determine whether the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. EITF 07-06 is effective for fiscal years beginning after December 15, 2007 and applies to new assessments made under SFAS 66 after the effective date.

Share-Based Deferred Compensation

We have a deferred compensation plan under which we are authorized to issue up to 469,221 shares of common stock to employees. As of December 31, 2007, we had granted 266,061 shares of common stock, net of forfeitures, which vest annually over periods ranging from two to five years.

Stock awards entitle the holder to shares of common stock as the award vests. We measure the fair value of share awards based upon the closing market price of the Company’s common stock on the date of grant. Stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.

The following describes the shares of unvested common stock for the years ended December 31, 2007, 2006 and 2005:

	Number of Unvested Shares			Weighted Average Share Price
	2007	2006	2005	2007	2006	2005

Beginning balance	326,074	285,100	—	$11.28	$11.23	$—
Shares granted	5,000	135,530	300,716	11.31	11.47	11.30
Shares vested	(46,599)	(60,718)	—	12.17	11.31	—
Shares forfeited	(125,731)	(33,838)	(15,616)	10.15	11.73	12.37
Shares repurchased	(15,500)	—	—	12.49	—	—

Ending balance	143,244	326,074	285,100	11.91	11.28	11.23

Share-based compensation expense included in net (loss) income for the years ended December 31, 2007, 2006 and 2005 was $505, $484 and $449, respectively. Gross share-based compensation was $571, $701 and $449 for the years ended December 31, 2007, 2006 and 2005 respectively. It’s our policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $172, $217 and zero were capitalized for the years ended December 31, 2007, 2006 and 2005, respectively.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

As of December 31, 2007, there was $1,481 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the plan, which are expected to be recognized over a weighted-average period of 1.3 years. The total grant date fair value of shares that vested during 2007 was $567.

3.	Intangible Assets and Liabilities

At December 31, 2007 and 2006, intangible assets and liabilities were as follows:

		Acquired	Acquired
	Acquired	In-Place	Lease
	Lease Rights	Lease Values	Obligations

Balance at December 31, 2005	$17,453	$23,742	$(15,600)
Acquisition of Golden Triangle Mall(1)	992	2,841	(1,254)
Contribution of Foothills Mall to unconsolidated joint venture	(1,332)	(4,558)	1,971
Contribution of Colonie Center Mall to unconsolidated joint venture	(3,739)	(5,350)	3,613
Purchase and other adjustments	55	327	(174)
Lease expirations and terminations	(681)	(1,479)	1,157

Balance at December 31, 2006	12,748	15,523	(10,287)
Purchase and other adjustments(1)	—	(999)	1
Lease expirations and terminations	(1,005)	(2,430)	1,920

Balance at December 31, 2007	$11,743	$12,094	$(8,366)

(1)	Includes $1,000, net, of additional consideration paid in accordance with an earn-out provision in the purchase agreement.

		Acquired	Acquired
	Acquired	In-Place	Lease
	Lease Rights	Lease Values	Obligations

Accumulated amortization:
Balance at December 31, 2005	$(3,248)	$(4,644)	$3,988
Contribution of Foothills Mall to joint venture	801	1,352	(903)
Contribution of Colonie Center Mall to joint venture	1,209	874	(1,574)
Lease expirations and terminations	681	1,479	(1,157)
Other adjustments	18	—	(77)
Amortization during the year	(2,947)	(4,535)	3,187

Balance at December 31, 2006	(3,486)	(5,474)	3,464
Lease expirations and terminations	1,005	2,430	(1,920)
Amortization during the year	(1,981)	(2,613)	1,686

Balance at December 31, 2007	$(4,462)	$(5,657)	$3,230

Amortization expense of in-place lease value is expected to be $1,731, $1,327, $1,112, $721 and $570 over each of the next five years through December 31, 2012.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

4.	Real Estate

The following is information related to our investments in real estate as of December 31, 2007:

	Golden	Northgate	Tallahassee		Stratford
	Triangle	Mall	Mall		Square

Initial cost of the acquired or purchased property:
Land	$9,198	$11,120	—	(A)	$11,528
Buildings and improvements	30,473	98,223	$64,775		74,547
Cost capitalized subsequent to acquisition:
Building improvements	968	10,133	5,317		45,267
Land and building purchased	—	3,453	—		2,763
Total costs:
Land	9,198	14,573	—		14,291
Buildings and improvements	31,441	108,356	70,092		119,814
Accumulated depreciation	(2,415)	(8,049)	(6,652)		(7,752)
Date of acquisition	4/5/2006	7/12/2005	6/28/2005		12/30/2004
Federal tax cost basis at December 31, 2007 (unaudited)	$40,612	$126,879	$72,928		$139,853

(A)	— The Tallahassee Mall is subject to an operating ground lease.

At December 31, 2007 and 2006, investments in real estate consisted of the following:

	2007	2006

Buildings and improvements	$267,333	$259,095
Tenant improvements	55,934	19,015
Construction in progress	6,436	20,685
Land	38,062	34,609

Total investments in real estate	367,765	333,404
Accumulated depreciation	(24,868)	(14,964)

Investments in real estate, net	$342,897	$318,440

The following tables reconcile the historical cost of our investments in real estate and accumulated depreciation for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Real estate:
Balance, beginning of the year	$333,404	$408,529	$147,275
Acquisition of mall properties	—	39,671	254,670
Additions during the year	34,361	48,898	6,584
Contribution of mall properties to unconsolidated joint ventures	—	(163,694)	—

Balance, end of year	$367,765	$333,404	$408,529

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

	2007	2006	2005

Accumulated depreciation:
Balance, beginning of the year	$14,964	$12,421	$3,622
Contribution of mall properties to unconsolidated joint ventures	—	(9,936)	—
Depreciation during the year	9,904	12,479	8,799

Balance, end of year	$24,868	$14,964	$12,421

5.	Deferred Charges

At December 31, 2007 and 2006, deferred charges consisted of the following:

	2007	2006

Deferred financing costs	$3,479	$3,230
Deferred leasing costs	1,793	1,293

Total	5,272	4,523
Less accumulated amortization	(1,878)	(1,239)

Net	$3,394	$3,284

6.	Mortgage Loans Payable

At December 31, 2007 and 2006, mortgage loans payable consisted of the following:

	2007	2006

Mortgage loan payable — interest only at 115 basis points over LIBOR (6.18% at December 31, 2007) payable monthly, due May 2010, secured by Stratford Square Mall property	$104,500	$—
Mortgage loan payable — interest only at 125 basis points over LIBOR (6.625% at December 31, 2006) payable monthly, due January 2008, secured by Stratford Square Mall property	—	75,000
Mortgage loan payable — interest at 8.60% payable monthly, due July 11, 2029, anticipated repayment on July 11, 2009, secured by the Tallahassee Mall property	44,540	45,100
Mortgage loan payable — interest at 6.60% payable monthly, due October 11, 2032 anticipated prepayment date of November 11, 2012, secured by the Northgate Mall property	77,117	78,201
Mortgage loan payable — interest at 5.15% payable monthly, due November 1, 2013, secured by the JCPenney Parcel at the Stratford Square Mall	—	3,202

Total mortgages outstanding	226,157	201,503
Assumed above-market mortgage premiums, net	6,721	9,948

Total mortgage loans payable	$232,878	$211,451

On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note was 5.15%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

was being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $3 and $8 for the years ended December 31, 2007 and 2006, respectively. This loan was fully repaid in May 2007 in connection with the refinancing of the Stratford Square Mall mortgage as described below.

On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60% with an anticipated prepayment date of 2012 and a final maturity date of 2032. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $1,394, $1,414 and $714 for the years ended December 31, 2007, 2006 and 2005, respectively.

On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the acquired loan using the effective interest method. The amortization of the above-market premium totaled $1,795, $1,820 and $919 for the years ended December 31, 2007, 2006 and 2005, respectively.

In January 2005, we completed a $75,000, three-year first mortgage financing collateralized by the Stratford Square Mall. On May 8, 2007, we closed on a $104,500 first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over the London Interbank Offered Rate (“LIBOR”). The loan has two one-year extension options. On the closing date, $75,000 of the loan proceeds was used to retire Stratford Square’s outstanding $75,000 first mortgage and $3,040 was used to repay the JCPenney parcel note. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project. As of December 31, 2007, the balance of funds in escrow was $12,917. In connection with this transaction, we recorded a $379 loss on early extinguishment of debt, which represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Aggregate principal payments of the Company’s mortgage loans as of December 31, 2007 are as follows:

2008	$1,744
2009	45,179
2010	105,824
2011	1,415
2012	1,364
2013 and thereafter	70,631

Total principal payments	226,157
Assumed above-market mortgage premiums, net	6,721

Total	$232,878

Certain of our mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. As of and for the year ended December 31, 2007, we were in compliance with these financial covenants.

7.	Junior Subordinated Debt Obligations

During March 2006, we completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of preferred securities issued by our wholly owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by us. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently (after April 2011) at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011. The preferred securities do not have a stated maturity date; however, the preferred and common securities are subject to mandatory redemption upon the redemption or maturity of the notes. The trust agreement contains a financial covenant requiring us to maintain a minimum net worth. As of December 31, 2007, we were in compliance with this covenant.

The principal amount of the junior subordinated notes of $29,380 is reported as an obligation on our consolidated balance sheet at December 31, 2007. However, because we are not deemed to be the primary beneficiary of the Trust under FIN 46R, we account for our investment under the equity method of accounting and record our investment in the Trust’s common shares of $880 as part of other assets on our consolidated balance sheet.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

8.	Lines of Credit

$30,000 Secured Line of Credit

On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit (the “line”). On April 20, 2007, we increased the line from $24,600 to $30,000. The maturity date of the line is April 2009 and up to $5,400 of the line is recourse to us. The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. The line needs to maintain a quarterly debt coverage constant of 10.50% and we were not in compliance with this covenant as of December 31, 2007. We are currently negotiating a waiver of this covenant, however, if we are unable to obtain a waiver, we would be required to reduce the current outstanding balance by approximately $1,000.

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

In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13,000 for a fee of 0.5% of the face amount. As of December 31, 2007, letters of credit outstanding under this agreement amounted to $10,250, which were used to secure our current cost guarantee on the Colonie Center Mall, and are renewable through the maturity date of the line.

The outstanding balance on the line at December 31, 2007 was $17,500 with interest rates on the tranches ranging from 6.59% to 7.25%. As of December 31, 2007, $2,250 was unused on the secured line of credit.

$25,000 Credit Facility

On April 16, 2007, we announced the execution of an unsecured promissory note (the “Note”) providing for loans aggregating up to $25,000 from Kimco Realty Corp. (“Kimco”). As of December 31, 2007, there were no outstanding borrowings under the Note and the Note is no longer available to us.

Loans drawn under the Note are optional and will bear interest at the rate of 7.0% per annum, payable monthly. Any outstanding principal amount will be due and payable on April 10, 2008, provided that the maturity of the Note may be extended to April 10, 2009 if we deliver to Kimco, on or before March 17, 2008, a notice of extension and further provided that we comply with certain performance criteria. We did not extend the maturity date of the Note. In addition to the interest on the Note, Kimco will be paid a variable fee equal to (i) $500, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250 in additional interest. We are accounting for the variable fee as an embedded derivative and, accordingly, have recorded the fair value of this instrument as a deferred loan fee and as a derivative liability in the amount of $312 at inception in April 2007. Changes in the fair value of the derivative liability are recorded in operating income in each reporting period. As of December 31, 2007, we estimated the fair value of the derivative liability to be $248 and recognized the $64 change in fair value in interest and other income.

9.	Related Party Transactions

We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for an annual management fee, ranging from 2% to 3.5% of gross receipts and construction management fees of 3% to 5% on the amount of capital improvements, as defined by their agreements. In

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

addition, we earn customary brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $3,734, $1,310 and $440 for the years ended December 31, 2007, 2006 and 2005, respectively. These fees are recorded in management, leasing and development services on the accompanying consolidated statements of operations.

Effective November 3, 2006, Mr. Erhart, our former General Counsel, left the Company. In connection with Mr. Erhart’s separation, we bought back his units, totaling approximately 179,000 units, at a price of $9.75 per share or $1,744. As of December 31, 2006, we had paid 90% of this amount, or $1,570, to Mr. Erhart in cash, which we recorded as a reduction in our minority interest liability. Under the terms of Mr. Erhart’s separation agreement, the remaining 10%, or $175, was paid in April 2007. The excess of the amount paid over the book value of his minority interest has been charged to our additional paid-in capital in 2006.

We entered into a consulting contract with Ed Feldman, the father of our Chairman, Larry Feldman, to provide professional acquisition services. The agreement pays Mr. Feldman $3 per month commencing July 1, 2005. For the years ended December 31, 2007, 2006 and 2005, Mr. Feldman received $33, $33 and $18, respectively. There were $3 and zero due at December 31, 2007 and 2006, respectively.

On December 21, 2007, we announced that, in conjunction with our continuing efforts to restructure, the Phoenix office will be closed except for a minimal leasing staff. In addition, James Bourg, our former executive vice president and chief operating officer and director resigned from our company. Mr. Bourg left in the first quarter of 2008. In connection with Mr. Bourg’s departure, we incurred a severance charge of approximately $1,300 that was accrued in the fourth quarter of 2007. As of December 31, 2007, we owed Mr. Bourg approximately $670 which we paid in March 2008.

10.	Rentals Under Operating Leases

We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. Our rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by the amortization of below-market lease values. Amounts included in lease income on the straight-line basis for the years ended December 31, 2007, 2006 and 2005 were $601, $794, and $734, respectively.

The minimum future base rentals under noncancelable operating leases as of December 31, 2007 are as follows:

Year ending December 31,
2008	$24,284
2009	21,769
2010	19,639
2011	16,179
2012	14,467
2013 and thereafter	48,645

Total future minimum base rentals	$144,983

Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. For the years ended December 31, 2007, 2006 and 2005, no tenant exceeded 10% of rental revenue.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

11.	Due to Affiliates

At December 31, 2007 and 2006, amounts due to affiliates primarily reflect obligations to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, the owners of the predecessor are entitled to the following:

Messrs. Feldman, Bourg and Jensen had the right to the receipt of funds totaling $7,594 at December 16, 2004 from certain restricted cash accounts held by the lender of the Foothills Mall, once these accounts were released to the Company. The owners were paid $3,700 of the restricted cash accounts prior to December 31, 2004, and the remaining balance, plus accrued interest, totaling $3,976 during 2005.

Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be zero and $3,891 at December 31, 2007 and 2006, respectively, and is included in due to affiliates. The reduction in the fair value estimate for the years ended December 31, 2007 and 2006 were $3,907 and $1,412, respectively, and have been reflected in interest and other income in the accompanying consolidated financial statements. The decrease in our anticipated return is due to delays in the timing of certain redevelopment plans, higher than previously expected construction costs and a reduction in the projected future net operating income of the property, which is due to delays in leasing activity. The fair value of this obligation is estimated by management on a quarterly basis.

12.	Stockholders’ Equity

Our authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2007 and December 31, 2006, 13,018,831 and 13,155,062 shares of common stock were issued and outstanding, respectively. We issued fully vested shares of our common stock to our outside directors in the aggregate amount of zero in 2007, 3,000 in 2006 and 6,000 in 2005.

In January 2005, we sold 1,600,000 shares of our common stock at a gross price of $13.00 per share. The net proceeds from this offering were approximately $19,300.

In December 2005, we issued 369,375 shares of our common stock in connection with acquiring a long-term lease located at the Tallahassee Mall.

Effective April 10, 2007, we entered into an agreement to issue, at a price of $25 per share, up to $50,000 of convertible preferred stock through the private placement of 2,000,000 shares of 6.85% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) to Inland American Real Estate Trust, Inc., a public non-listed REIT sponsored by an affiliate of the Inland Real Estate Group of Companies (“Inland American”). As of December 31, 2007, we had issued all 2,000,000 shares for an aggregate purchase price of $50,000.

The net proceeds are being applied to fund redevelopment costs, to repay borrowings under our line of credit and for general corporate purposes. Concurrently, our operating partnership issued to us 2,000,000 of its 6.85% Preferred Units.

Under the terms of this transaction, and in accordance with New York Stock Exchange rules, we obtained shareholder approval to permit conversion of the preferred shares into common stock. Inland American Real Estate Trust has the option after June 30, 2009 to convert some or all of its outstanding preferred shares. Each preferred

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

share was issued at a price of $25.00 per share and is convertible, in whole or in part, at a conversion ratio of 1.77305 common shares to preferred shares. This conversion ratio is based upon a common share price of $14.10 per share.

Under the terms of the Articles Supplementary relating to the Series A Preferred Stock, at all times during which the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock have the right to elect one person to serve as a director of our company. In addition, in the event that beginning on March 31, 2008 (upon public release of the unaudited interim financial statements for such date) and each March 31 thereafter, if our fixed charge coverage ratio measured on a trailing 12 month basis shall be less than 1.20 to 1.00 or our capitalization ratio shall be less than 0.75 to 1.00, the holders of the Series A Preferred Stock shall have the right to elect one additional member to our board of directors. We do not expect to meet the fixed charge coverage ratio of 1.20 to 1.00 as of March 31, 2008.

Stock Repurchase

On November 12, 2007, we announced that our board of directors authorized the repurchase of up to 3,000,000 shares of our issued and outstanding common stock, par value $0.01 per share. The shares are expected to be acquired from time to time at prevailing prices through open-market transactions or through negotiated block purchases, which will be subject to restrictions related to volume, price, timing, market conditions and applicable Securities and Exchange Commission rules.

The repurchase program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated by our board of directors at any time without prior notice. At this time, based on the current market conditions, we do not plan on using our current liquidity to repurchase shares.

As of December 31, 2007, there have been no share repurchases made under this program.

13.	Minority Interest

As of December 31, 2007 and 2006, minority interest relates to the interests in our operating partnership that are not owned by us, which were approximately 9.8% and 9.7%, respectively. In conjunction with our formation, certain persons and entities contributing ownership interests in our predecessor to the operating partnership received units. Limited partners who acquired units in our formation transactions have the right, commencing on or after December 16, 2005, to require our operating partnership to redeem part or all of their units for cash or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, and issuance of stock rights, specified extraordinary distributions or similar events. If we elect to exchange OP units for shares of common stock, we will initially issue such shares in a transaction that is not required to be registered under the Securities Act of 1933. As a consequence, such shares will be subject to resale restrictions required under such Act. Under the registration rights agreement to which the holders of OP units are parties, we are obligated, during the period of time that we are eligible to use Form S-3 registration statements, to register the resale of any shares of common stock that may be issued to such holders upon the exchange of their OP units.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

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

As of December 31, 2007, we have commitments to make tenant improvements and other capital expenditures in the amount of approximately $3,000. In addition, in connection with leases that have been signed through December 31, 2007 included in the redevelopment expansion plans of the malls and current redevelopment activity, we are committed to spend approximately $9,100 for 2008.

In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by us, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of our debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability (approximately $5.2 million at December 31, 2007) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.

We also have agreed to maintain approximately $10,000 of indebtedness and to offer the contributors the option to guarantee $10,000 of the operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions. As of December 31, 2007, Feldman Partners, LLC, an affiliate of Larry Feldman, guarantees $8,000 of the loan secured by the Stratford Square Mall.

We have operating lease obligations for office space and equipment related to our corporate offices and property locations. The future minimum lease payments under these noncancelable leases as of December 31, 2007 are as follows:

Year ending December 31,
2008	$373
2009	296
2010	206
2011	99
2012	5
2013 and thereafter	—

Total minimum lease payments	$979

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

We have a ground lease obligation at the Tallahassee Mall expiring in February 2063, which includes renewal option periods, and the minimum commitment under this lease as of December 31, 2007 was as follows:

Year ending December 31,
2008	$228
2009	236
2010	244
2011	252
2012	260
2013 and thereafter	23,311

Total minimum lease payments	$24,531

Total rent expense, including amortization of the below-market ground lease asset, was $1,073, $989, and $470 in 2007, 2006 and 2005, respectively.

We entered into employment agreements with our executive officers that expire in 2008. These agreements provide for salary, bonuses and other benefits including, potentially, severance benefits upon termination of employment, as well as for grants of restricted common stock, option awards, cash bonuses and tax gross-ups, among other matters.

In October 2007, Larry Feldman, our chairman, entered into a letter agreement with us pursuant to which he agreed to step down as our chief executive officer. He remains chairman of the board and is employed by us to focus on leasing, anchor tenant retention and replacement, redevelopment and construction, and strategic direction and planning. Under the terms of this letter agreement, Mr. Feldman has agreed to forego any severance payments arising out of his change of status, unless his employment with us is terminated (without cause) on or prior to May 31, 2008.

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

On the closing date, the Foothills JV extinguished the existing first mortgage loan totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage loan. The $81,000 first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains financial covenants requiring the Foothills JV to maintain certain financial debt service coverage ratios, among other requirements. The Foothills JV is in compliance with all such covenants as of and for the period ended December 31, 2007. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Foothills JV. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

additional capital contributions to the Foothills JV for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2,000. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills JV in an amount equal to the unfunded portion of the $2,000 (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills JV and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills JV is not a VIE and account for our investment in the joint venture under the equity method.

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

As of December 31, 2007, the Foothills JV has commitments for tenant improvements, renovation costs and other capital needs in the amount of approximately $2,500. In addition, the JV is committed to spend approximately $3,000 in 2008 and intends to fund them from operating cash flow and equity contributions to the partnership.

Harrisburg Mall

We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003.

The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50,000 and no principal payments until the maturity date, which was extended in 2005 to March 2008. The interest rate is LIBOR plus 1.625% per annum. During July 2005, the partnership increased the borrowings to $49,750 and distributed $6,500 to the partners on a pro rata basis, of which we received $1,625. The effective rates on the loan at December 31, 2007 and 2006 were 6.277% and 6.975%, respectively.

As of December 31, 2007, the partnership may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63% and we are liable for $1,850 or 37%. We are currently negotiating an extension to the loan through December 31, 2009, at a borrowing rate of 200 basis points over LIBOR. However, there can be no assurances that we will be able to extend the loan for this period or at this rate.

The balance outstanding under the loan was $49,750 as of December 31, 2007 and 2006. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Under the terms of the joint venture, we are generally responsible for funding 25% of the capital contributions required for the venture. As of December 31, 2007, we had funded $10,600 and our joint venture partner $16,800 of the capital contributions made to the joint venture. As of December 31, 2007, we estimate that completion of the redevelopment project for this property will require total additional capital contributions of approximately $12,400. We are currently attempting to resolve a dispute with our joint venture partner relating to the scope of the redevelopment plan for this project. Our joint venture partner has notified us that it believes that certain aspects of the last phase of the development plan were not approved in accordance with the joint venture agreement and as a result has claimed that we are responsible for 100% of the funding required for this part of the project. We are continuing to negotiate with our joint venture partner relating to this dispute and are seeking to develop a mutually acceptable solution for this issue. Through December 31, 2007, we have funded $4,000 above our 25% capital contribution requirement for these redevelopment projects.

The partnership has commitments for tenant improvements and other capital expenditures in the amount of $273 to be incurred in 2008 and intends to fund them from operating cash flow. The partnership has additional renovation cost commitments of $11,807 in 2008 and $614 thereafter. The partnership will fund these renovation costs with additional financing activity or equity contributions.

One of our tenants at this property, Panera Bread, which has executed a new lease to cover approximately 4,200 square feet of newly developed restaurant space at the this property, has notified us that it is considering sub-letting this space to another retailer. Under its lease, Panera Bread has the right to sublet this space, subject to our reasonable approval. The subletting of this space could delay the opening of the restaurant that will ultimately occupy this space. Under the lease with Barnes & Noble at this property, a delay in the opening of a suitable restaurant in the Panera Bread location could result in Barnes & Noble exercising its right under its lease to convert its fixed rate rent into a percentage rent formula and ultimately could give Barnes & Noble the right to terminate its lease at this property. We are in the process of assessing our options with regard to this space in the event that Panera Bread moves forward with its sub-let plan.

Colonie Center Mall

On August 9, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall located in Albany, New York. On September 29, 2006, we completed the joint venture with Heitman. Under the terms of the Contribution Agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Colonie JV”). Heitman’s contribution of $47,000 to the venture represents approximately 75% of the equity in the Mall. The Company’s contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have made preferred capital contributions of approximately $10,291 as of December 31, 2007. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling approximately $56,000. To the extent these costs exceed $56,000, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital. We estimate that this project will experience approximately $15,000 of hard cost overruns. We have secured the balances of these cost overruns with a $10,250 letter of credit from our line of credit.

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

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

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

In connection with the recapitalization of the property, the Colonie JV refinanced the property with a new construction facility (the “Loan”) with a maximum loan commitment of $109,800 and repaid the existing $50,766 mortgage loan on the property. On February 13, 2007, the Colonie JV borrowed an additional $50,055 under the Loan and on February 27, 2007, the Loan was increased by $6,500 to $116,300. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. In connection with the Loan, the Colonie JV entered into a two-year interest rate protection agreement fixing the initial $50,766 of the Loan at all-in interest rate of 6.84%. The Colonie JV has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan. The Loan has no lockout period, however, the Loan is subject to prepayment fees ranging from 1.5% to 1.0% through March 2008. The Loan contains certain financial covenants requiring the Colonie JV to maintain certain financial debt service coverage ratios, among other requirements. The Loan requires that we maintain a minimum debt service coverage ratio during the initial term of the Loan and, if we fail to meet the required ratio, cash flow to us is restricted. As of December 31, 2007, we did not meet the debt service coverage ratio and certain cash flow is currently unavailable, however if and when we satisfy the ratio, the cash flow will be released to us. The loan may be extended beyond October 2008, subject to satisfaction of certain financial covenants and other customary requirements for up to two additional years. Based upon the mall’s current performance, we do not believe these financial covenants will be satisfied and therefore we will not satisfy the conditions to extend the loan. We will attempt to negotiate a modification or waiver of the covenants and loan extension with the current lender prior to the maturity date. We continue to manage the property and receive customary management, construction and leasing fees in accordance with our joint venture agreement with Heitman.

The Colonie JV has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $17,372 to be incurred during 2008. The Colonie JV intends to fund these commitments from loan proceeds, equity contributions and operating cash flow.

We are the managing member of the Colonie JV and are responsible for the management, leasing and construction of the property and charge customary market fees for such services.

Condensed combined balance sheets for our unconsolidated joint ventures at December 31, 2007 and 2006 are as follows:

	2007	2006
Investment in real estate, net	$333,463	$257,041
Receivables including deferred rents	4,308	5,768
Other assets	31,853	31,865

Total assets	$369,624	$294,674

Mortgage loans payable	$233,225	$181,516
Other liabilities	52,608	34,525
Owners’ equity	83,791	78,633

Total liabilities and owners’ equity	$369,624	$294,674

The Company’s share of owners’ equity	$21,283	$20,159

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

Condensed combined statements of operations for our unconsolidated joint ventures are as follows:

	Year Ended December 31,
	2007	2006	2005

Revenue	$37,399	$21,540	$10,544
Operating and other expenses	(21,170)	(11,454)	(5,127)
Interest expense (including the amortization of deferred financing costs)	(13,302)	(6,965)	(2,724)
Depreciation and amortization	(11,984)	(6,467)	(3,216)
Other	—	50	(1,292)

Net loss	$(9,057)	$(3,296)	$(1,815)

The Company’s share of net loss	$(1,900)	$(550)	$(454)

The difference between our investments in unconsolidated joint ventures and our share of the owners’ equity is due primarily to the suspension of losses recognized related to the Foothills JV (note 2) and net amounts receivable from the joint ventures that are included in investments in unconsolidated real estate partnerships in the consolidated balance sheets.

16.	Fair Value of Financial Instruments

As of December 31, 2007 and 2006, the fair values of our mortgage and other loans payable are approximately the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and other liabilities, approximate fair value because of the short-term nature of these instruments.

17.	Financial Instruments: Derivatives and Hedging

The following summarizes the notional and fair value of our derivative financial instruments at December 31, 2007. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value

Interest rate swap	$75,000	3.75%	2/2005	1/2008	$21
Interest rate swap	75,000	4.91%	1/2008	1/2011	(2,521)
Interest rate swap	29,500	5.50%	6/2007	5/2010	(1,240)

On December 31, 2007, the fair values of the derivative instruments were recorded in other assets and accounts payable, accrued expenses and other liabilities. Over time, the unrealized loss of $3,661 in accumulated other comprehensive loss will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $1,148 will be reclassified between accumulated other comprehensive income and earnings within the next 12 months.

We hedge our exposure to variability in anticipated future interest payments on existing variable rate debt.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2007
(Dollar Amounts in Thousands, Except Share and Per Share Data)

18.	Quarterly Financial Information (Unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2007 and 2006.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Total revenue	$13,269	$14,873	$12,436	$14,760
Loss before minority interests	(8,051)	(3,440)	(5,450)	(957)
Net loss	(7,319)	(3,129)	(4,935)	(864)
Loss per share — basic and diluted	$(.60)	$(.26)	$(.40)	$(.07)
Weighted average shares outstanding:
Basic	12,860,086	12,867,834	12,861,661	12,856,661
Diluted	12,860,086	12,867,834	12,861,661	12,856,661

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006(1)	2006

Total revenue	$14,749	$15,388	$18,490	$16,678
(Loss) income before minority interests	(1,137)	(1,982)	27,314	(1,545)
Net (loss) income	(1,026)	(1,767)	24,352	(1,378)
Basic (loss) earnings per share	$(0.08)	$(0.14)	$1.90	$(0.11)
Diluted (loss) earnings per share	(0.08)	(0.14)	1.86	(0.11)
Weighted average shares outstanding:
Basic	12,820,563	12,811,237	12,801,854	12,798,310
Diluted	12,820,563	12,811,237	14,692,853	12,798,310

(1)	Income for the three months ended June 30, 2006 includes a gain on the partial sale of real estate in the amount of $29,968.

19.	Subsequent Events

On April 1, 2008, we entered into an agreement with Brandywine Financial Services Corporation, a Pennsylvania corporation (“Brandywine”), and a member of the Brandywine Companies, pursuant to which it agreed to provide us certain management, corporate accounting and administrative services for a fee equal to (a) 1.50% of our gross revenue generated by certain of our properties, payable monthly, plus (b) $60,000 per month, plus (c) travel and other out-of-pocket expenses incurred by Brandywine in connection with such services. This agreement has an initial termination date of June 30, 2009 and can be renewed on a year-to-year basis unless otherwise terminated by the parties upon not less than 90 days prior written notice (after June 30, 2008). In connection with this agreement, Brandywine was paid a set-up fee of $35 per entity totaling $350.

Bruce Moore, one of our directors, is the chairman and chief executive officer of Brandywine.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weaknesses in internal control over financial reporting as of December 31, 2007, as described below.

(2)	Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that evaluation, we concluded that, as of December 31, 2007, we have the following material weaknesses:

•	Adequacy of Accounting Personnel — We lacked personnel possessing technical accounting expertise adequate to ensure that our consolidated financial statements were prepared accurately and on a timely basis. As a result, certain controls and reconciliations associated with financial statement account balances were not performed on a timely basis, journal entries were recorded without adequate support, and review and approval procedures associated with critical financial reporting process controls were not documented. This material weakness in internal control over financial reporting resulted in misstatements that were corrected prior to the issuance of the 2007 annual and interim financial statements and there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis.

•	Segregation of Duties — We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording transactions. Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis.

Management has concluded that, as a result of these material weaknesses noted above, the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria set forth in the COSO framework.

Our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

(3)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Feldman Mall Properties, Inc.:

We have audited Feldman Mall Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Feldman Mall Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.(2)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Adequacy of Accounting Personnel and Segregation of Duties have been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Feldman Mall Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 11, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Feldman Mall Properties, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

New York, New York
April 11, 2008

(4)	Management’s Remedial Actions

During the quarter ended December 31, 2007, we began taking steps to restructure the management and certain operations of the company in part to strengthen our internal control over financial reporting. We expanded the responsibilities of our Chief Financial Officer over the management of the Company, with a greater focus on public company responsibilities, including timely financial reporting. As described in Item 1 herein, during 2008, we entered into an agreement and began the process of outsourcing a significant portion of our accounting functions to a firm that has the experience to assist the Company in preparing its 2008 consolidated financial statements and with the timely filing of quarterly and annual financial reports. While the Company is ultimately responsible for the financial statements and the internal control over financial reporting and will retain certain corporate accounting responsibilities, we believe this third-party firm has adequate resources to improve the operating effectiveness of the financial close process, and maintain appropriate segregation of duties for all positions and processes.

Management believes that outsourcing property accounting and certain corporate accounting functions will allow the Company to prepare its financial statements on a timely basis in accordance with our current policies and procedures.

(5)	Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) , other than the change in management responsibilities as discussed above, identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 will be in our Definitive Proxy Statement for our 2007 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2008 (the “2008 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report:

(1) and (2) “Financial Statements and Schedules” — see Index to Financial Statements included in Item 8.

(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Feldman Mall Properties, Inc, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
3.2	Second Amended and Restated Bylaws of Feldman Mall Properties, Inc., incorporated by reference from the Company’s Current Report on Form 8-K filed on March 17, 2005.
3.3	Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of December 21, 2004, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
3.4	First Amendment to Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of December 21, 2004, incorporated by reference from the Company’s Current Report on Form 10-K filed on April 15, 2005.
3.5	Declaration of Trust of Feldman Holdings Business Trust I, dated as of November 18, 2004, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
3.6	Declaration of Trust of Feldman Holdings Business Trust II, dated as of November 18, 2004, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
3.7	Amended and Restated Operating Agreement of Feldman Equities of Arizona, LLC, dated as of August 13, 2004, by and between Feldman Partners, LLC, Feldman Equities Operating Partnership, LP, Lawrence Feldman, Jeffrey Erhart and Edward Feldman, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
3.8	Second Amended and Restated Agreement of Limited Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005, incorporated by reference from the Company’s Current Report on Form 8-K filed on August 30, 2005.
3.9	Articles Supplementary designating 6.85% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, dated as of April 10, 2007, incorporated by reference to the Company Current Report on Form 8-K, filed on April 16, 2007.
10.1	Registration Rights Agreement, dated as of November 15, 2004, by and among the company and the parties listed on Schedule I thereto, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.2	Employment Agreement, dated as of December 13, 2004, by and between the Company and Lawrence Feldman, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.3	Employment Agreement, dated as of December 13, 2004, by and between the Company and James Bourg, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.

Exhibit
Number	Description

10.4	Employment Agreement, dated as of December 13, 2004, by and between the Company and Scott Jensen, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.5	Employment Agreement, dated as of November 6, 2004, by and between the Company and Thomas E. Wirth, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.6	Subscription Agreement, dated as of August 13, 2004, by and between Feldman Equities Operating Partnership, LP, Feldman Equities of Arizona, LLC and the Company, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.7	Contribution Agreement, dated as of August 13, 2004, by and between James Bourg, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC., incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.8	Irrevocable Contribution Agreement, dated as of August 13, 2004, by and between Lawrence Feldman, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I, the Company and Feldman Equities of Arizona, LLC., incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.9	Dubin Ownership Interest Assignment Agreement, dated as of August 13, 2004, by and between Dennis Dubin, Mildred Dubin and Feldman Equities of Arizona, LLC, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.10	Contribution Agreement, dated as of August 13, 2004, by and between Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Equities of Arizona, LLC, incorporated by reference from the Company’s Registration Statement on Form S-11 (File no. 333-118246), filed on December 15, 2004.
10.11	Ash Ownership Interests Assignment Agreement, dated as of August 13, 2004, by and among Ash Foothills Investors, LLC, Bruce Ash, Paul Ash and Feldman Equities of Arizona, LLC, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.12	Merger Agreement, dated as of August 13, 2004, by and between Feldman Equities General Partner Inc., Feldman Equities General Partner Merger Inc., Feldman Equities Partners, LLC and the Company, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.13	FHGP Merger Agreement, dated as of August 13, 2004, by and between Feldman Harrisburg General Partner Inc., Feldman Harrisburg General Partner Merger Inc., Feldman Partners, LLC and the Company, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.14	Recapitalization Agreement, dated as of August 13, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and Feldman Mall Properties, Inc., incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.15	Indemnification Agreement, dated as of December 21, 2004, by and between the Company and James Bourg, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.16	Indemnification Agreement, dated as of December 21, 2004, by and between the Company and Lawrence Kaplan, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.17	Indemnification Agreement, dated as of December 21, 2004, by and between the Company and Thomas Wirth, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.18	Indemnification Agreement, dated as of December 21, 2004, by and between the Company and Lawrence Feldman, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.

Exhibit
Number	Description

10.19	Indemnification Agreement, dated as of December 21, 2004, by and between the Company and Scott Jensen, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.20	Indemnification Agreement, dated as of December 21, 2004, by and between the Company and Bruce Moore, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.21	Indemnification Agreement, dated as of December 21, 2004, by and between the Company and Paul McDowell, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.22	Feldman Partners, LLC Redemption Agreement, dated as of August 13, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and the Company, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.23	Purchase and Sale Agreement, dated as of September 29, 2004, by and between BRE/Colonie Center LLC. and Feldman Equities Operating Partnership, LP., incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.24	First Amendment to Purchase and Sale Agreement, dated as of December 13, 2004, by and between BRE/Colonie Center LLC and Feldman Equities Operating Partnership, LP, incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2005.
10.25	Second Amendment to Purchase and Sale Agreement, dated as of January 28, 2005, by and between BRE/Colonie Center LLC, FMP Colonie Center LLP and Feldman Equities Operating Partnership, LP, incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2005.
10.26	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, the Company and Feldman Equities Operating Partnership, LP, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.27	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Lawrence Feldman, the Company and Feldman Equities Operating Partnership, LP., incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.28	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between James Bourg, the Company and Feldman Equities Operating Partnership, LP., incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.29	Waiver and Contribution Agreement, dated as of November 15, 2004, by and between Scott Jensen, the Company and Feldman Equities Operating Partnership, LP., incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.30	Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as of September 30, 2003, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.31	First Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as October 1, 2003, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.32	Second Amendment to Limited Partnership Agreement of Feldman Lubert Adler Harrisburg LP, dated as of November 13, 2003, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.33	Agreement Regarding Feldman Lubert Adler Harrisburg LP, dated as of July 19, 2004, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.34	First Amendment to Feldman Partners, LLC Redemption Agreement, dated as of November 15, 2004, by and between Feldman Partners, LLC, Feldman Equities of Arizona, LLC, Feldman Equities Operating Partnership, LP, Feldman Holdings Business Trust I and the Company, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.

Exhibit
Number	Description

10.35	First Amendment to Recapitalization Agreement, dated as of November 15, 2004, by and between James Bourg, Scott Jensen, Feldman Equities Operating Partnership, LP and the Company, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.36	2004 Incentive Bonus Plan, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.37	2004 Equity Incentive Plan, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.
10.38	Purchase and Sale Agreement, dated as of December 29, 2004, by and between LaSalle Bank National Association and FMP Stratford LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2005.
10.39	Form of Restricted Stock Agreement, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
10.40	Contract for Sale and Purchase, dated as of April 20, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2005.
10.41	Amendment to Contract for Sale and Purchase, dated as of May 3, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2005.
10.42	Second Amendment to Contract for Sale and Purchase, dated as of June 23, 2005, by and between Tallahassee Partners, Ltd. And FMP Tallahassee LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on July 5, 2005.
10.43	Second Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005, incorporated by reference from the Company’s Current Report on Form 8-K filed on August 30, 2005.
10.44	Amended and Restated Membership Interest Purchase Agreement, dated as of May 13, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker, incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005.
10.45	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated as of June 9, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker, incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005.
10.46	Second Amendment to Amended and Restated Membership Interest Purchase Agreement, dated as of July 1, 2005, by and among Hocker Northgate Holdings I, Inc., Hocker Northgate Group, LLC, FMP Northgate LLC, and David E. Hocker, incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005.
10.47	Real Estate Purchase and Sale Agreement, dated as of April 27, 2005, by and among Northgate Investments, LLC and FMP Northgate Outparcel LLC, incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005.
10.48	Agreement and Release, dated as of November 3, 2006, by and between Jeffrey Erhart and the Company, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 6, 2006.
10.49	Purchase Agreement, dated as of April 10, 2007, by and between the Company and Inland American Real Estate Trust, Inc., incorporated by reference from the Company’s Current Repot on Form 8-K filed on April 16, 2007.
10.50	Registration Rights Agreement, dated as of April 10, 2007, by and between the Company and Inland American Real Estate Trust, Inc., incorporated by reference from the Company’s Current Repot on Form 8-K filed on April 16, 2007.
10.51	Promissory Note, dated as of April 10, 2007, by and between Feldman Equities Operating Partnership, LP, as borrower, and Kimco Capital Corp., as lender, incorporated by reference from the Company’s Current Repot on Form 8-K filed on April 16, 2007.

Exhibit
Number	Description

10.52	Guaranty of Payment and Performance, dated as of April 10, 2007, by and between the Company, as guarantor, and Kimco Capital Corp., incorporated by reference from the Company’s Current Repot on Form 8-K filed on April 16, 2007.
10.53	Letter Agreement, dated as of October 26, 2007, by and between Larry Feldman and the Company, filed herewith.
10.54	Agreement and Release, dated as of December 31, 2007, by and between James Bourg and the Company, filed herewith.
10.55	Agreement, dated as of April 1, 2008, by and among the Company, Feldman Equities Management, LLC and Brandywine Financial Services Corporation, filed herewith.
14	Code of Business Conduct and Ethics, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.
21.1	List of Subsidiaries of Feldman Mall Properties, Inc., filed herewith.
31	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications of the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELDMAN MALL PROPERTIES, INC.
Registrant

By:	/s/ Thomas Wirth
Thomas Wirth
President and Chief Financial Officer

Date: April 11, 2008

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officer and directors of Feldman Mall Properties, Inc. hereby severally constitute Thomas Wirth our true and lawful attorney and with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Feldman Mall Properties, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry Feldman Larry Feldman	Chairman	April 11, 2008

/s/ Thomas Wirth Thomas Wirth	President and Chief Financial Officer (principal executive, financial and accounting officer)	April 11, 2008

/s/ Bruce Moore Bruce Moore	Director	April 11, 2008

/s/ Paul McDowell Paul McDowell	Director	April 11, 2008

/s/ Lawrence Kaplan Lawrence Kaplan	Director	April 11, 2008