Form 10-Q
period 2008-03-31
Feldman Mall Properties, Inc.
filed 2008-05-27
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended from March 31, 2008
or

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
Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 13,001,537 at May 8, 2008.

FELDMAN MALL PROPERTIES, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Investments in real estate, net	$343,682	$342,897
Investment in unconsolidated real estate partnerships	47,449	43,683
Cash and cash equivalents	15,605	27,976
Restricted cash	19,217	20,395
Rents, deferred rents and other receivables, net	5,332	5,545
Acquired below-market ground lease, net	7,503	7,538
Acquired lease rights, net	6,856	7,281
Acquired in-place lease values, net	5,978	6,437
Deferred charges, net	3,140	3,394
Other assets, net	3,463	4,048

Total Assets	$458,225	$469,194

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities
Mortgage loans payable	$231,652	$232,878
Junior subordinated debt obligations	29,380	29,380
Secured line of credit	17,500	17,500
Accounts payable, accrued expenses and other liabilities	25,696	27,211
Dividends and distributions payable	854	568
Acquired lease obligations, net	4,641	5,136
Deferred gain on partial sale of real estate	3,515	3,515
Negative carrying value of investment in unconsolidated partnership	4,450	4,450

Total liabilities	317,688	320,638
Minority interest	9,137	9,677
Commitments and contingencies
Stockholders’ Equity
Series A 6.85% cumulative convertible preferred stock; 50,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007; $25.00 liquidation preference	49,580	49,580
Common stock ($0.01 par value, 200,000,000 shares authorized, 13,001,537 and 13,018,831 issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	130	130
Additional paid-in capital	120,732	120,542
Distributions in excess of earnings	(32,670)	(27,712)
Accumulated other comprehensive loss	(6,372)	(3,661)

Total stockholders’ equity	131,400	138,879

Total Liabilities and Stockholders’ Equity	$458,225	$469,194

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Rental	$7,991	$7,709
Tenant reimbursements	3,629	3,580
Management, leasing and development services	964	823
Interest and other income	249	2,648

Total revenue	12,833	14,760

Expenses:
Rental property operating and maintenance	4,566	4,331
Real estate taxes	1,487	1,578
Interest (including amortization of deferred financing costs)	4,207	3,111
Depreciation and amortization	3,485	3,405
General and administrative	3,162	2,937

Total expenses	16,907	15,362
Loss from operations	(4,074)	(602)
Equity in loss of unconsolidated real estate partnerships	(579)	(355)

Loss before minority interest	(4,653)	(957)
Minority interest	540	93

Net loss	$(4,113)	$(864)

Basic and diluted loss per share	$(0.39)	$(0.07)
Basic and diluted weighted average common shares outstanding	12,892	12,857
See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Amounts in thousands, except share data)
(Unaudited)
Three months ended March 31, 2008

							Accumulated
	Number of	Number of	Series A		Additional	Distributions	Other
	Preferred	Common	Preferred	Common	Paid-In	in Excess	Comprehensive		Comprehensive
	Shares	Shares	Stock	Stock	Capital	of Earnings	Loss	Total	Loss
Balance at December 31, 2007	2,000,000	13,018,831	$49,580	$130	$120,542	$(27,712)	$(3,661)	$138,879	$—
Net loss	—	—	—	—	—	(4,113)	—	(4,113)	(4,113)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(2,711)	(2,711)	(2,711)
Restricted stock forfeited	—	(17,294)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	190	—	—	190	—
Dividends on forfeited nonvested stock	—	—	—	—	—	9	—	9	—
Preferred dividends	—	—	—	—	—	(854)	—	(854)	—

Balance at March 31, 2008	2,000,000	13,001,537	$49,580	$130	$120,732	$(32,670)	$(6,372)	$131,400	$(6,824)

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(4,113)	$(864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,485	3,405
Amortization of deferred financing costs	307	182
Provision for doubtful accounts receivable	536	230
Noncash stock compensation	190	150
Interest expense (accretion) amortization, net	(789)	(804)
Amortization of ground rent	87	88
Minority interest	(540)	(93)
Equity in losses of unconsolidated real estate partnerships	579	355
Amortization of revenue related to acquired lease rights/obligations	(70)	(22)
Deferred taxes expense	34	37
Other noncash expense (income)	9	(2,282)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(323)	(679)
Restricted cash relating to operating activities	(384)	(10)
Other deferred charges	(106)	(255)
Other assets, net	382	(194)
Accounts payable, accrued expenses and other liabilities	(4,576)	(1,145)

Net cash used in operating activities	(5,292)	(1,901)

Cash Flows From Investing Activities:
Expenditures for real estate improvements	(3,291)	(12,706)
Change in restricted cash relating to investing activities	1,562	(182)
Investment in unconsolidated real estate partnerships	(4,345)	(1,854)

Net cash used in investing activities	(6,074)	(14,742)

Cash Flows From Financing Activities:
Proceeds from lines of credit	—	9,000
Repayment of mortgages payable	(437)	(527)
Payment of deferred financing costs	—	(60)
Distributions and dividends	(568)	(3,315)

Net cash (used in) provided by financing activities	(1,005)	5,098

Net change in cash and cash equivalents	(12,371)	(11,545)
Cash and cash equivalents, beginning of period	27,976	13,036

Cash and cash equivalents, end of period	$15,605	$1,491

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,755	$3,948
Supplemental disclosures of noncash investing and financing activities:
Accrued renovation costs	4,309	6,109
Unrealized loss on derivative instruments	(2,711)	(522)
Dividends and distributions payable	854	—
See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
March 31, 2008
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
     We have elected to be taxed as a real estate investment trust, or REIT, under the tax code. We believe we have qualified and continue to qualify as a REIT. We closed our initial public offering of common stock on December 16, 2004 (our “offering”). Our wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 90.2% of, Feldman Equities Operating Partnership, LP (the “operating partnership”). We have, through such subsidiaries, control over major decisions of the operating partnership, including decisions related to sale or refinancing of the properties. FMP, the operating partnership and Feldman Equities Management, Inc. (the “service company”) were formed to continue to operate and expand the business of the predecessor. We consolidate the assets and liabilities of the operating partnership. Until the completion of the offering, FMP, the operating partnership and the service company had no operations.
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
     As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor in exchange for units of limited partnership interests in our operating partnership (“OP units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. As of March 31, 2008 and December 31, 2007, these contributors own 9.8% of our operating partnership as limited partners.
     As of March 31, 2008, we owned four real estate properties and had minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania, the Foothills Mall in Tucson, Arizona and the Colonie Center Mall in Albany, New York.
2. Summary of Significant Accounting Policies
     Basis of Quarterly Presentation
     The accompanying unaudited consolidated financial statements for interim financial information have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Accordingly, these interim financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The 2008 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2007.
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
     We evaluate our investments in partially owned entities in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially owned entity is a “variable interest entity,” or a “VIE,” and we are the “primary beneficiary” as defined in FIN 46R, we account for such investments as a consolidated subsidiary. We have determined that Feldman Lubert Adler Harrisburg, L.P., FMP Kimco Foothills Member LLC (the “Foothills joint venture”) and FMP191 Colonie Center LLC are not VIE’s.
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
     The equity in net loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of their respective operating/partnership agreements. In the case of the Foothills joint venture that owns the Foothills Mall, we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by EITF 04-05, if and when the Foothills joint venture reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended.
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
     We have identified certain significant judgments and estimates used in the preparation of the consolidated financial statements, including those related to revenue recognition, the allowance for doubtful accounts receivable, investments in real estate and asset impairment and fair value measurements. The estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.
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
     Revenue Recognition and Tenant Receivables
     Base rental revenue from rental retail property is recognized on a straight-line basis over the noncancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of March 31, 2008 and December 31, 2007, approximately $1,630 and $1,465, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in rents, deferred rents and other receivables, net in the accompanying consolidated financial statements. Contingent rent is comprised of “percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants. Contingent rents for the three months ended March 31, 2008 and 2007 were $462 and $448, respectively.
     As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, for accounting purposes the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements, and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements; however, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on the terms of the tenants leases, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants. We recorded no lease termination fees for the three months ended March 31, 2008 and 2007, respectively.
     Our other sources of revenue come from providing management services to our joint ventures, including property management, brokerage, leasing and development. Management fees generally are calculated as a percentage of cash receipts from managed properties and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized in installments as billed: one-third upon lease execution, one-third upon delivery of the premises and one-third upon the commencement of rent. Development fees are earned and recognized over the time period of the development activity. We defer recognition of our leasing and development fees to the extent of our ownership interest in the joint ventures. These activities are referred to as “management, leasing and development services” in the consolidated statements of operations.
     We provide an allowance for doubtful accounts receivable against the portion of tenant receivables that is estimated to be uncollectible. Management reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $3,371 at March 31, 2008 and $2,905 at December 31, 2007.
     Deferred Charges
     Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of our employees provide leasing services to the properties. It is our policy to capitalize employee compensation directly allocable to these leasing services. A portion of their compensation, approximating $74 and $184 for the three months ended March 31, 2008 and 2007, respectively, was capitalized and is being amortized over the corresponding lease terms. The related amortization expense for the three months ended March 31, 2008 and 2007 was $53 and $25, respectively.
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

	Three Months Ended
	March 31,
	2008	2007
Interest	$47	$272
Real estate taxes	—	79
Insurance	—	8

Total	$47	$359

     Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly allocable to these construction services. A portion of their compensation, approximately $14 and $103 for the three months ended March 31, 2008 and 2007, has been capitalized to these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.
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
     At March 31, 2008 and December 31, 2007, investments in real estate consisted of the following:

	March 31, 2008	December 31, 2007
Buildings and improvements	$267,740	$267,333
Tenant improvements	55,979	55,934
Construction in progress	9,626	6,436
Land	38,062	38,062

Total investments in real estate	371,407	367,765
Accumulated depreciation	(27,725)	(24,868)

Investments in real estate, net	$343,682	$342,897

     Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We believe no impairment in the net carrying values of the investments in real estate and investment in unconsolidated real estate partnership has occurred as of March 31, 2008.

     Restructuring Costs
     We have accounted for costs associated with restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs include employee severance payments and accelerated vesting of restricted stock awards. Costs associated with contract terminations, are recognized once notification of contract termination has been delivered, or negotiated, with the counterparty. Costs associated with accelerated vesting of restricted stock are amortized ratably over the future service periods. In November 2007, we announced that we planned to close our Phoenix office by March 31, 2008. In connection with the decision, we accrued approximately $335 for severance and acceleration of restricted stock awards. We have incurred a similar charge during the first quarter of 2008 totaling $357. As of March 31, 2008, we have closed a majority of our Phoenix office, however we have not negotiated, or terminated, any of our office leases.
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
     Derivatives that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. We do not engage in fair value hedges. All cash flow hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change. Changes in the fair value of our derivative instruments may increase or decrease our reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables, but will have no effect on cash flows.
     On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; the standard does not require any new fair value measurements of reported balances.
     SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

     Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
     To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.
     Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
     Accumulated amortization for acquired lease rights was $4,886 and $4,462 at March 31, 2008 and December 31, 2007, respectively. Accumulated amortization for in-place lease values was $6,116 and $5,657 at March 31, 2008 and December 31, 2007, respectively. Accumulated amortization of acquired lease obligations was $3,725 and $3,230 at March 31, 2008 and December 31, 2007, respectively.
     Income Taxes
     We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust, or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986(the “Code”), as amended. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders. However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.
     We have elected that our management company subsidiary be treated as a “taxable REIT subsidiary” or TRS. In general, a TRS may perform noncustomary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’ are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. As of December 31, 2007, we had net operating loss carryforwards of approximately $200 which, based on our historical and projected TRS income, we expect to fully utilize in fiscal 2008. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     For the three months ended March 31, 2008, we recorded income tax expense of $40, of which $34 was deferred and $6 was recorded as a current liability. For the three months ended March 31, 2007, we recorded income tax expense of $43, of which $37 was deferred and $6 was recorded as a current liability. This expense is included in general and administrative expenses in our consolidated statement of operations.
     As a REIT, we are permitted to deduct dividends paid to our stockholders, eliminating the federal taxation of income at the REIT level to the extent of such deductible dividends. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.
     Loss Per Share
     We present both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Based on our net loss for the three months ended March 31, 2008 and 2007, both basic and diluted weighted average common shares outstanding were 12,891,551 for 2008 and 12,856,661, for 2007. Our computation of loss per share excludes unvested share awards and OP units in the aggregate amount of 1,527,374 for 2008 and 1,671,438 for 2007 because their effect is antidilutive.
     The following is the computation of our basic and diluted loss per share for the following periods:

	Three months ended
	March 31,
	2008	2007
Net loss:	$(4,113)	$(864)
Less preferred stock dividends	(854)	—

Net loss available to common stockholders—basic	(4,967)	(864)

Net loss attributable to common stockholders—diluted	$(4,967)	$(864)

Basic and diluted weighted average common shares outstanding	12,891,551	12,856,661

Basic and diluted loss per share	$(0.39)	$(0.07)
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
     In November 2007, the FASB ratified the consensus in EITF Issue 07-06, “Sales of Real Estate with Buy-Sell Clauses” which addresses whether a buy-sell clause in a sale of a partial interest in real estate would preclude partial sale and profit recognition under SFAS 66. The new consensus holds that a buy-sell clause does not by itself constitute a form of continuing involvement that would preclude partial sale recognition Such clauses should be evaluated with the agreement’s other explicit and implicit terms to determine whether the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. EITF 07-06 is effective for fiscal years beginning after December 15, 2007 and applies to new assessments made under SFAS 66 after the effective date. As of January 1, 2008, we have adopted EITF 07-06.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (rev. 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141 R”). This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141 R retains the fundamental requirement in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141 R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141 R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. We will adopt the provisions of this statement beginning on January 1, 2009, prospectively. We are currently evaluating the impact, if any, that the adoption of SFAS No. 141 R will have on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009. We have not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

     In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective on January 1, 2009. We do not expect this statement to have a material impact on our financial statements.
     Share-Based Deferred Compensation
     We have a deferred compensation plan under which we are authorized to issue up to 469,221 shares of common stock to employees. As of March 31, 2008, we had granted 248,767 shares of restricted common stock, net of forfeitures, which vest annually over periods ranging from two to five years.
     Restricted stock awards entitle the holder to shares of common stock as the award vests. We measure the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.
     The following describes the shares of unvested common stock for the three months ended March 31, 2008 and 2007:

	Number of Unvested Shares		Weighted Average Share Price
	2008	2007	2008	2007
Beginning balance	158,743	326,074	$11.91	$11.28
Shares granted	—	—	—	—
Shares vested	(42,821)	(32,675)	12.29	12.27
Shares forfeited	(17,294)	(40,192)	11.10	10.51

Ending balance	98,628	253,207	11.88	11.27

     Share-based compensation expense net of capitalized costs included in net loss for the three months ended March 31, 2008 and 2007 was $177 and $125, respectively. Gross share-based compensation was $190 and $150 for the three months ended March 31, 2008 and 2007, respectively. It’s our policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $13 and $25 were capitalized for the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, there was $1,123 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the plan, which are expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares that vested during the current year period was $526.
     3. Mortgage Loans Payable
     At March 31, 2008 and December 31, 2007, mortgage loans payable consisted of the following:

	March 31, 2008	December 31, 2007
Mortgage loan payable — interest only at 115 basis points over LIBOR (3.97% and 6.18% at March 31, 2008 and December 31, 2007, respectively) payable monthly, due May 2010, secured by Stratford the Square Mall	$104,500	$104,500
Mortgage loan payable — interest at 8.60% payable monthly, due July 11, 2029, anticipated repayment on July 11, 2009, secured by the Tallahassee Mall	44,391	44,540
Mortgage loan payable — interest at 6.60% payable monthly, due October 11, 2032 anticipated prepayment date of November 11, 2012, secured by the Northgate Mall	76,830	77,117

Total mortgages outstanding	225,721	226,157
Assumed above-market mortgage premiums, net	5,931	6,721

Total mortgage loans payable	$231,652	$232,878

     On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note is 5.15%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 is being amortized over the remaining term of the assumed loan using the effective interest method. The loan was fully repaid in May 2007 in connection with the refinancing of the Stratford Square Mall mortgage as described below.
     On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60% with an anticipated prepayment date of 2012 and a final maturity date of 2032. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the assumed loan using the effective interest method. The amortization of the above-market premium totaled $345 and $350 for the three months ended March 31, 2008 and 2007, respectively.
     On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the assumed loan using the effective interest method. The amortization of the above-market premium totaled $444 and $451 for the three months ended March 31, 2008 and 2007, respectively.
     In January 2005, we completed a $75,000, three-year first mortgage financing collateralized by the Stratford Square Mall. On May 8, 2007, we closed on a $104,500 first mortgage loan secured by the Stratford Square Mall. This loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over the London Interbank Offered Rate (“LIBOR”). The loan has two one-year extension options. On the closing date, $75,000 of the loan proceeds was used to retire Stratford Square’s outstanding $75,000 first mortgage and $3,040 was used to repay the JCPenney parcel note. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project. As of March 31, 2008 and December 31, 2007, the balance of funds in escrow was $10,355 and $12,917, respectively. In connection with the retirement of the $75,000 first mortgage, we recorded a $379 loss on early extinguishment of debt, which represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid.
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
     Aggregate principal payments of our mortgage loans as of March 31, 2008 are as follows:

2008 (nine months)	$1,308
2009	45,179
2010	1,324
2011	105,915
2012	1,364
2013 and thereafter	70,631

Total principal payments	225,721
Assumed above-market mortgage premiums, net	5,931

Total	$231,652

     Certain of our mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. Violations of certain financial covenants could result in acceleration of the partial or full repayment of the outstanding loan balances. As of and for the period ended March 31, 2008, we were in compliance with these debt covenants.
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
5. Lines of Credit
     $30,000 Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit (the “line”). On April 20, 2007, we increased the line from $24,600 to $30,000. The maturity date of the line is April 2009 and up to $5,400 of the line is recourse to us. The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios, including a quarterly debt coverage constant of 10.50%. We were in compliance with this covenant as of March 31, 2008. If there were a violation of the debt constant coverage ratio, we may be required to reduce our outstanding loan balance until we comply with the ratio requirement.
     Loan draws and principal repayments are at our option. Interest is payable monthly at a rate equal to LIBOR plus a margin ranging from 1.40% to 2.00% or, at our option, the prime rate plus a margin ranging from zero to 0.25%. The applicable margins depend on our debt coverage ratio as specified in the loan agreement. Commitment fees are paid monthly at the rate of 0.125% to 0.25% of the average unused borrowing capacity.
     In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13,000 for a fee of 0.5% of the face amount. As of March 31, 2008, letters of credit outstanding under this agreement amounted to $10,250, which were used to secure our current cost guarantee on the Colonie Center Mall, and are renewable through the maturity date of the line.
     The outstanding balance on the line at March 31, 2008 was $17,500 with an interest rate on the tranche of 4.40%. As of March 31, 2008, $2,250 was unused on the secured line of credit.
$25,000 Credit Facility
     On April 16, 2007, we announced the execution of an unsecured promissory note (the “Kimco Note”), which provided for loans aggregating up to $25,000 from Kimco Realty Corp. (“Kimco”). Under the terms of the Kimco Note financing, we were required to pay a variable fee equal to (i) $500, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250 in additional interest. We are accounting for the variable fee as an embedded derivative and, accordingly, have recorded the fair value of this instrument as a deferred loan fee and as a derivative liability in the amount of $312 at inception in April 2007. Changes in the fair value of the derivative liability are recorded in operating income in each reporting period. As of March 31, 2008, we estimated the fair value of the derivative liability to be $248. As of March 31, 2008, there were no outstanding borrowings under the Kimco Note and the Kimco Note has expired and is no longer available to us.
6. Related Party Transactions
     We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for an annual management fee, ranging from 2% to 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreements. In addition, we earn customary brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $964 and $823 for the three months ended March 31, 2008 and 2007, respectively. These fees are recorded in management, leasing and development services on the accompanying consolidated statements of operations.
     In July 2005, we entered into a consulting contract with Ed Feldman, the father of our Chairman, Larry Feldman, to provide professional services. The agreement pays Mr. Feldman $3 per month. As of March 31, 2008, we are not currently using Mr. Feldman’s consulting services. For the three months ended March 31, 2008 and 2007, Mr. Feldman received $0 and $9, respectively.
     On December 21, 2007, we announced that, in conjunction with our continuing efforts to restructure, the Phoenix office will be closed except for a minimal leasing staff. In addition, James Bourg, our former executive vice president and chief operating officer and director resigned from our company. Mr. Bourg left in the first quarter of 2008. In connection with Mr. Bourg’s departure, we incurred a severance charge of approximately $1,300 that was accrued in the fourth quarter of 2007. On March 28, 2008, we paid the remaining $670 and as of March 31, 2008, we have no further severance liability due to Mr. Bourg .
7. Rentals Under Operating Leases
     We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from our tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. Our rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by the amortization of below-market leases. Amounts included in rental revenue based on recording lease income on the straight-line basis were $164 and $168 for the three months ended March 31, 2008 and 2007, respectively.
     The minimum future base rentals under non-cancelable operating leases as of March 31, 2008 are as follows:

Year Ending December 31,
2008 (nine months)	$18,373
2009	21,822
2010	19,711
2011	16,256
2012	14,547
2013 and thereafter	49,145

Total future minimum base rentals	$139,854

     Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers; consequently, our credit risk is concentrated in the retail industry. For the three months ended March 31, 2008 and 2007, no tenant exceeded 10% of rental revenues.
8. Due to Affiliates
     As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be zero at March 31, 2008 and December 31, 2007. The reduction in the fair value estimate for the three months ended March 31, 2007 was $2,253 and has been reflected in interest and other income in the accompanying consolidated statements of operations. The decrease in our anticipated return is due to delays in the timing of certain redevelopment plans, higher than previously expected construction costs and a reduction in the projected future net operating income of the property, which is due to delays in leasing activity. The fair value of this obligation is estimated by management on a quarterly basis.
9. Stockholders’ Equity
     Our authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2008 and December 31, 2007, 13,001,537 and13,018,831 shares of common stock were issued and outstanding, respectively.

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
     The net proceeds are being applied to fund redevelopment costs, to repay borrowings under our line of credit and for general corporate purposes. Under the terms of this transaction, and in accordance with New York Stock Exchange rules, we obtained shareholder approval to permit conversion, after June 30, 2009, of the Series A Preferred Stock into common stock. Each share of Series A Preferred Stock was issued at a price of $25.00 per share and is convertible, in whole or in part, after June 30, 2009, at a conversion ratio of 1.77305 common shares for each share of Series A Preferred Stock. This conversion ratio is based upon a common share price of $14.10 per share.
     Under the terms of the Articles Supplementary relating to the Series A Preferred Stock, at all times during which the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock have the right to elect one person to serve as a director of our company. In addition, in the event that beginning on March 31, 2008 (upon public release of the unaudited interim financial statements for such date) and each March 31 thereafter, if our fixed charge coverage ratio measured on a trailing 12 month basis shall be less than 1.20 to 1.00 or our capitalization ratio shall be less than 0.75 to 1.00, the holders of the Series A Preferred Stock shall have the right to elect one additional member to our board of directors. We did not meet the fixed charge coverage ratio of 1.20 to 1.00 as of March 31, 2008. Accordingly, effective May 2008 the holders of the Series A Preferred Stock elected Mr. Thomas H. McAuley and Thomas McGuinness to our board of directors.
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
     The repurchase program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated by our board of directors at any time without prior notice. As of March 31, 2008, there have been no share repurchases made under this program. We announced on April 11, 2008,that based on the current market conditions, we do not plan on using our current liquidity to repurchase shares.
10. Minority Interest
     As of March 31, 2008 and December 31, 2007, minority interest relates to the interests in our operating partnership that are not owned by us, which were approximately 9.8%. In conjunction with our formation, certain persons and entities contributing ownership interests in our predecessor to the operating partnership received units. Limited partners who acquired units in our formation transactions have the right, commencing on or after December 16, 2005, to require our operating partnership to redeem part or all of their units for cash or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, and issuance of stock rights, specified extraordinary distributions or similar events. If we elect to exchange OP units for shares of common stock, we will initially issue such shares in a transaction that is not required to be registered under the Securities Act of 1933. As a consequence, such shares will be subject to resale restrictions required under such Act. Under the registration rights agreement to which the holders of OP units are parties, we are obligated, during the period of time that we are eligible to use Form S-3 registration statements, to register the resale of any shares of common stock that may be issued to such holders upon the exchange of their OP units. At March 31, 2008, there were 1,414,618 operating partnership units outstanding with a fair market value of $3,664, based on the price per share of our common shares on such date. These units are redeemable for our common shares on a one-for-one basis.
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
     At March 31, 2008, we have commitments to make tenant improvements and other estimated capital expenditures in 2008 in the amount of approximately $3,700. In addition, in connection with leases that have been signed through March 31, 2008, our commitments for redevelopment and renovation costs are $8,000 for the remainder of 2008. In addition we expect to incur additional redevelopment and renovation costs (primarily at Northgate Mall and Stratford Square Mall) of an estimated $8,500 in 2008 and $3,900 in 2009.
     In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by us, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss with respect to certain amounts of our debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability (approximately $5,200 at March 31, 2008 and December 31, 2007) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year-ends thereafter.
     We also have agreed to maintain approximately $10,000 of indebtedness and to offer the contributors the option to guarantee $10,000 of the operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions. As of March 31, 2008, Feldman Partners, LLC, an affiliate of Larry Feldman, guarantees $8,000 of the loan secured by the Stratford Square Mall.
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
12. Investments in Unconsolidated Partnerships
     Foothills Mall
     During February 2006, we entered into a contribution agreement with a subsidiary of Kimco in connection with the Foothills Mall, located in the suburbs of Tucson, Arizona. Under the terms of the contribution agreement, we contributed the Foothills Mall to a limited liability company at an agreed value of $104,000, plus certain closing costs (the “Foothills joint venture”). The transaction closed on June 29, 2006. We accounted for the transaction as a partial sale of real estate, which resulted in us recognizing a gain of $29,397. Pursuant to the terms of the contribution agreement, we received approximately $38,900 in net proceeds from the transaction. Because we received cash in excess of our net basis contributed to the Foothills joint venture, we recorded negative carrying value of our investment in the amount of $4,450.
     On the closing date, the Foothills joint venture extinguished the existing first mortgage loan totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage loan. The $81,000 first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains customary loan covenants and the Foothills joint venture is in compliance with all such covenants as of and for the period ended March 31, 2008. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Foothills joint venture. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills joint venture for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2,000. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills joint venture in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills joint venture and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills joint venture is not a VIE and account for our investment in the joint venture under the equity method.
     The Foothills joint venture agreement includes “buy-sell” provisions commencing in June 2008 for us and after May 2010 allowing either Foothills joint venture partner to acquire the interests of the other. Either partner to the Foothills joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The Foothills joint venture agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties.
     As of March 31, 2008, the Foothills joint venture has commitments for tenant improvements, renovation costs and other estimated capital needs in the amount of approximately $2,600 in 2008. In addition, the Foothills joint venture is committed to spend approximately $2,300 in 2008 and $400 in 2009 and intends to fund them from operating cash flow and equity contributions to the partnership.
     Harrisburg Mall
     We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased a regional mall in Harrisburg, Pennsylvania on September 29, 2003.
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50,000. The mortgage loan bears interest at a rate of LIBOR plus 1.625% per annum. The effective rates on the loan at March 31, 2008 and December 31, 2007 were 4.604% and 6.277%, respectively. The loan matured in March 2008 and the subsequent extension expired on May 15, 2008. The mortgage loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63% and we are liable for $1,850 or 37%.We are in negotiations with the mortgage lender to extend the maturity date of the loan until December 2009.
     The balance outstanding under the loan was $49,750 as of March 31, 2008 and December 31, 2007. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.
     The partnership agreement for the partnership includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other. Either partner may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the same price offered. The partnership agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties. However, the agreement restricts our ability to enter into transactions relating to the partnership with our affiliates without the prior approval of our partner.
     Under the terms of the joint venture, we are generally responsible for funding 25% of the capital contributions required for the venture. As of March 31, 2008, we had funded $13,200 and our joint venture partner funded $16,800 of the capital contributions made to the joint venture. As of March 31, 2008, we estimate that completion of the redevelopment project for this property will require total additional capital contributions of approximately $11,200. We are currently attempting to resolve a dispute with our joint venture partner relating to the scope of the redevelopment plan for this project. Our joint venture partner has notified us that it believes that certain aspects of the last phase of the development plan were not approved in accordance with the joint venture agreement and as a result has claimed that we are responsible for 100% of the funding required for this part of the project. We are continuing to negotiate with our joint venture partner relating to this dispute and are seeking to develop a mutually acceptable solution for this issue. Through March 31, 2008, we have funded $5,700 above our 25% capital contribution requirement for these redevelopment projects.
     If we are unable to resolve this dispute, the joint venture that owns the Harrisburg Mall will be required to raise additional capital to enable us to continue the construction activities that are necessary for us to complete the current project. Any alternative capital raising must be coordinated with the joint venture’s efforts to extend the first mortgage loan for this property. There can be no assurances that we will be successful in resolving our dispute with our joint venture partner or raising alternative capital if we are unable to resolve that dispute. If we are unsuccessful, liens may be placed on the property, tenants may exercise lease default or lease termination notices and the joint venture may be unable to extend or refinance the mortgage loan.
     As of March 31, 2008, the partnership has commitments for tenant improvements and other estimated capital expenditures in the amount of approximately $1,458 to be incurred in 2008 and intends to fund them from operating cash flow. The partnership has additional renovation cost commitments of approximately $6,418 in 2008 and $4,789 in 2009. The partnership expects to fund these renovation costs with additional financing activity or equity contributions.
     One of the Partnership’s tenants at this property, Panera Bread, which has executed a new lease to cover approximately 4,200 square feet of newly developed restaurant space at the this property, has notified us that it is considering sub-letting this space to another retailer. Under its lease, Panera Bread has the right to sublet this space, subject to our reasonable approval. The subletting of this space could delay the opening of the restaurant that will ultimately occupy this space. Under the lease with Barnes & Noble at this property, a delay in the opening of a suitable restaurant in the Panera Bread location could result in Barnes & Noble exercising its right under its lease to convert its fixed rate rent into a percentage rent formula and ultimately could give Barnes & Noble the right to terminate its lease at this property. We are in the process of assessing our options with regard to this space in the event that Panera Bread moves forward with its sub-let plan.
     Colonie Center Mall
     On August 9, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall located in Albany, New York. On September 29, 2006, we completed the joint venture with Heitman. Under the terms of the Contribution Agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Colonie joint venture”). Heitman’s contribution of $47,000 to the venture represents approximately 75% of the equity in the Mall. The Company’s contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have made preferred capital contributions of approximately $10,291 as of December 31, 2007 and March 31, 2008. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling approximately $56,000. To the extent these costs exceed $56,000, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital. We estimate that this project will experience approximately $15,000 of hard cost overruns. We have secured the balances of these cost overruns with a $10,250 letter of credit from our line of credit.
     We accounted for our contribution to the Colonie joint venture as a partial sale of the real estate and, due to our continuing involvement in the property, deferred the $3,515 gain. This deferred gain is recorded as a liability in our consolidated balance sheet.
     The LLC Agreement between us and Heitman allows a buy-sell process to be initiated by us at any time on or after January 30, 2010 or by Heitman at any time on or after November 1, 2010. There are additional provisions regarding disputes, defaults and change in management that allow Heitman to initiate a buy-sell process. The member initiating the buy-sell must specify a total purchase price for the property and the amount of the purchase price that would be distributed to each of the two members, with the allocation of the total purchase price being subject to arbitration if the parties disagree. The member receiving the buy-sell notice must elect within 60 days to either allow the initiating member to purchase the recipient’s interest in the Colonie joint venture for the price stated in the notice or to purchase the initiating member’s interest in the joint venture.
     In connection with the recapitalization of the property, the Colonie joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum loan commitment of $109,800 and repaid the existing $50,766 mortgage loan on the property. On February 13, 2007, the Colonie joint venture borrowed an additional $50,055 under the Loan and on February 27, 2007, the Loan was increased by $6,500 to $116,300. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. In connection with the Loan, the Colonie joint venture entered into a two-year interest rate protection agreement fixing the initial $50,766 of the Loan at all-in interest rate of 6.84%. The Colonie joint venture has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan. The Loan has no lockout period; however, the Loan was subject to prepayment fees ranging from 1.5% to 1.0% through March 2008. The Loan contains certain financial covenants requiring the Colonie joint venture to maintain certain financial debt service coverage ratios, among other requirements. The Loan requires that the partnership maintain a minimum debt service coverage ratio during the initial term of the Loan and, if we fail to meet the required ratio, cash flow to us is restricted. As of March 31, 2008, we did not meet the debt service coverage ratio and cash flow from this property is currently unavailable to the Colonie joint venture; however if and when we satisfy the ratio, the cash flow will be released to us. The loan may be extended beyond October 2008, subject to satisfaction of certain financial covenants and other customary requirements for up to two additional years. Based upon the mall’s current performance, we do not believe these financial covenants will be satisfied and therefore we will not satisfy the conditions to extend the loan. We will attempt to negotiate a modification or waiver of the covenants and loan extension with the current lender prior to the maturity date. We continue to manage the property and receive customary management, construction and leasing fees in accordance with our joint venture agreement with Heitman.

     The Colonie joint venture has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $15,991 to be incurred during the balance of 2008. The Colonie joint venture intends to fund these commitments from loan proceeds, equity contributions and operating cash flow.
     We are the managing member of the Colonie joint venture and are responsible for the management, leasing and construction of the property and charge customary market fees for such services.
     Condensed combined balance sheets for our unconsolidated joint ventures are as follows:

	March 31, 2008	December 31, 2007
Investment in real estate, net	$337,859	$333,463
Receivables including deferred rents	4,299	4,308
Other assets	30,068	31,853

Total assets	$372,226	$369,624

Mortgage loans payable	$243,495	$233,225
Other liabilities	44,327	52,608
Owners’ equity	84,404	83,791

Total liabilities and owners’ equity	$372,226	$369,624

The Company’s share of owners’ equity	$21,408	$21,283
     Condensed combined statements of operations for our unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenue	$10,308	$9,110
Operating and other expenses	(5,719)	(5,145)
Interest expense (including the amortization of deferred financing costs)	(3,588)	(3,072)
Depreciation and amortization	(3,336)	(3,090)

Net loss	$(2,335)	$(2,197)

The Company’s share of net loss	$(579)	$(355)
     The difference between our investments in unconsolidated joint ventures and our share of the owners’ equity is due primarily to the suspension of losses recognized related to the Foothills joint venture (note 2) and net amounts receivable from and preferred equity investment in the joint ventures that are included in investments in unconsolidated real estate partnerships in the consolidated balance sheets.
     The composition of our investment in unconsolidated real estate partnerships is as follows:

	March 31, 2008	December 31, 2007
Harrisburg Mall	$15,447	$12,415
Colonie Center	31,755	31,206
Foothills Mall	247	62

Total	$47,449	$43,683

13. Fair Value of Financial Instruments
     As of March 31, 2008 and December 31, 2007, the fair values of our mortgage loans payable were approximately the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, and accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

14. Financial Instruments — Derivatives and Hedging
     The following summarizes the notional and fair value of our derivative financial instruments at March 31, 2008. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value (1)
Interest Rate Swap	$75,000	4.91%	1/2008	1/2011	$(4,577)
Interest Rate Swap	29,500	5.50%	6/2007	5/2010	(1,873)

(1)	-	Derivative valuations as of March 31, 2008 in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any significant fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.
     On March 31, 2008, the fair values of the derivative instruments were recorded in other assets and accounts payable, accrued expenses and other liabilities. Over time, the unrealized loss of $6,372 held in accumulated other comprehensive loss will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $3,019 will be reclassified between accumulated other comprehensive loss and earnings within the next 12 months.
     We hedge our exposure to variability in anticipated future interest payments on existing variable rate debt.
15. Subsequent Events
     On April 1, 2008, we entered into an agreement with Brandywine Financial Services Corporation, a Pennsylvania corporation (“Brandywine”), and a member of the Brandywine Companies. Bruce Moore, one of our directors, is the chairman and chief executive officer of Brandywine. Pursuant to this agreement, effective as of April 1, 2008, Brandywine agreed to provide us various accounting and management services relating to certain of our properties (the “Projects”), such as supervision of our operations, maintenance and development of certain of our properties, lease administration, bookkeeping, accounting, our compliance with FASB 141 and FASB 13, as amended, financial statement preparation, coordination of our compliance with Sarbanes-Oxley Act of 2002, as amended, and our financial statement audits (collectively, the “Project Services”). In addition, Brandywine agreed to provide us certain corporate accounting and administrative services, including, among other things, information technology user support, financial statement preparation and audits, reports to joint venture partners, periodic reports to lenders, payroll preparation and filing coordination, human resources management, cash management, general ledger accounting, accounts payable, accounts receivable, cost allocation, inter-company billing and funding and FASB 109 compliance (collectively, the “Corporate Services”). As compensation to Brandywine for the Project Services (with certain exceptions) and the Corporate Services, we agreed to pay Brandywine a fee equal to (a) with respect to the Project Services, 1.50% of our gross revenue generated by the Projects, payable monthly, plus (b) with respect to the Corporate Services, $60 per month, plus (c) travel and other out-of-pocket expenses incurred by Brandywine in connection with such services. This agreement has an initial term through June 30, 2009 and can be renewed on a year-to-year basis but is subject to termination by the parties at any time starting June 30, 2008 upon no less than 90 days prior to written notice. In connection with this agreement, Brandywine was paid a set-up fee of $35 per entity totaling $350.

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
Trends that May Impact Future Operating Results
     Several trends affecting the U.S. economy in general and the retail sector in particular are expected to impact our business and our results of operations in future periods, including the following:
•	The recovery in U.S. credit markets in the early part of 2008 has not materialized, and the broader U.S. economy is beginning to feel the adverse impact of this lingering problem. In particular, we believe that these conditions have resulted in the following:
•	Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. These circumstances have materially impacted liquidity in the debt markets, making financing terms for owners of retail properties less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, until conditions change, we expect debt financing and refinancing will be more difficult to obtain and our borrowing costs on new and refinanced debt will be more expensive compared to prior periods.

•	At the same time, constraints on capital is expected to reduce new development competition in certain of our marketplaces, which may delay the opening of some competitive projects near our existing properties.

•	Tighter lending standards and higher borrower costs have exerted downward pressure on the value and liquidity of real estate assets which will impact the values we could obtain for our properties in the case of their sale. These factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

•	These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.

•	Declining home prices in many regions has also impacted consumer spending, which in turn has caused a slow start to the 2008 retailing season. Some retailers have reduced their growth plans for 2009 while others have announced store closures or delays in new store openings. These factors are expected to impact the pace of our leasing activity for the balance of 2008.

•	The increase in many global commodity prices purchased in U.S. dollars has led to higher than anticipated construction costs in our redevelopment projects.
During the redevelopment and repositioning period, our properties tend to experience decreases in occupancy and net operating income. We have, for example, completed or are near completion of the development projects for Colonie Center and Harrisburg Mall. We experienced declines in occupancy and net income for the first quarter of 2008 compared to the first quarter of 2007 at these properties. For properties which have a majority of the redevelopment plans complete, we expect these lower occupancy and operating income trends will improve as lease up of these properties progresses. However, the pace of our lease up activities could be impacted by broader economic factors.
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
     The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of the respective operating/partnership agreements. In the case of FMP Kimco Foothills Member LLC, the joint venture that owns the Foothills Mall (the “Foothills joint venture”), we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05, if and when the Foothills joint venture reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended.
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
     Results of Operations
     Overview
     The discussion below relates to our results of operations which, throughout the periods discussed below, were engaged in comprehensive mall renovation and repositioning projects, including the Foothills Mall (“Foothills”), Harrisburg Mall (“Harrisburg”), Stratford Square Mall (“Stratford”), Colonie Center Mall (“Colonie”), Northgate Mall (“Northgate”), Tallahassee Mall (“Tallahassee”) and Golden Triangle Mall (“Golden Triangle”). As a result, our results of operations for the three months ended March 31, 2008 may not be comparable to the corresponding period in 2007.
Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
     Revenues
     Rental revenues increased approximately $282,000, or 3.7%, to $8.0 million for the three months ended March 31, 2008 compared to $7.7 million for the prior year period. The increase is due primarily due to rental revenue associated with the theater at the Stratford Square Mall.
     Revenues from tenant reimbursements remained unchanged as operating costs and real estate taxes did not increase significantly.
     Revenues from management, leasing and development services increased approximately $141,000 to $964,000 for the three months ended March 31, 2008 compared to $823,000 for the prior year period. The increase is primarily due to fees charged to the Colonie Center and Harrisburg Mall joint ventures.
     Interest and other income decreased approximately $2.4 million to $249,000 for the three months ended March 31, 2008 compared to $2.6 million for the prior year period. The decrease was primarily due to a $2.3 million reduction in the estimated fair value of our obligation to the OP unit holders related to the Harrisburg partnership recorded as other income during 2007. The remaining change is due to a decrease in interest income.
     Expenses
     Rental property operating and maintenance expenses increased $235,000, or 5.4%, to $4.6 million for the 2008 first quarter compared to $4.3 million for the prior year period. The increase over the prior year period include bad debt expense ($306,000) and snow removal ($105,000) which were offset by a decrease in utilities ($129,000) and various other rental property operating and maintenance expenses ($47,000).

     Real estate taxes decreased approximately $91,000, or 5.8%, to $1.5 million for the three months ended March 31, 2008 compared to $1.6 million for the prior year period. The decrease in real estate taxes was primarily due to decreased taxes at the Stratford Square mall offset by a decrease in capitalized real estate taxes incurred during the construction period.
     Interest expense increased $1.1 million, or 35.2%, to $4.2 million for the three months ended March 31, 2008 compared to $3.1 million for the prior year period. The increase is primarily due to an increase in financing fee amortization ($125,000) and an increase in interest on the Stratford mortgage ($608,000) and our secured line of credit ($120,000) offset by a decrease in capitalized interest ($225,000).
     Depreciation and amortization expense increased $80,000, or 2.3%, to $3.5 million for the three months ended March 31, 2008 compared to $3.4 million for the prior year period. The increase in depreciation expense is due to the completion of construction projects at the malls ($308,000) offset by a decrease from lower in-place lease amortization throughout the portfolio as some acquired leases expired ($228,000).
     General and administrative expenses increased approximately $225,000, or 7.7%, to $3.2 million for the three months ended March 31, 2008 compared to $2.9 million for the prior year period. The increase was primarily due to an increase in construction management ($315,000), restructuring costs related to the closing of the Phoenix office ($357,000); offset by a decrease in consulting, Sarbanes-Oxley related and other professional fees ($447,000).
     Other
     Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the earnings of the joint ventures owning Harrisburg and Colonie. The equity in loss of unconsolidated real estate partnerships totaled $579,000 for the three months ended March 31, 2008 as compared to $355,000 for the prior year period. The increased loss was primarily due to Colonie which continues to have significant redevelopment activity.
     Minority interest for the three months ended March 31, 2008 and 2007 represents the unit holders in our operating partnership, which represents 9.8% and 9.7%, respectively, of our loss.
Cash Flows
     Comparison of the Three Months ended March 31, 2008 to the Three Months ended March 31, 2007
     Cash and cash equivalents were $15.6 million and $1.5 million at March 31, 2008 and 2007, respectively, and were $28.0 million at December 31, 2007.
     Cash used in operating activities totaled $5.3 million for the three months ended March 31, 2008 , as compared $1.9 million for the prior year period. The decrease is primarily due to higher interest expense totaling approximately $1.1 million and the remaining increase is due to the timing of payments for year end accounts payable and accrued liabilities.
     Net cash used in investing activities decreased to $6.1 million for the three months ended March 31, 2008 as compared to $14.7 million for the prior year period, as our real estate development expenditures decreased by $9.4 million. In the prior year period, we were completing the construction of our theater at the Stratford Square Mall which opened in July 2007. In the current year we used $1.7 million from our Stratford loan escrow account to fund additional capital projects at the property. In the current year period, cash advances to our joint ventures totaled $4.3 million compared to $1.8 million in the prior year period primarily due additional contributions made to our Harrisburg Mall in order to continue funding the ongoing redevelopment projects at the property.
     Net cash used in financing activities totaled $1.0 million for the three months ended March 31, 2008 as compared to cash provided by financing activities totaling $5.1 million for the prior year period. During the three months ended March 31, 2007, we borrowed $9.0 million from our secured line of credit and paid dividends and distributions of $3.3 million.

Liquidity and Capital Resources
     Overview
     As of March 31, 2008, we had approximately $15.6 million in cash and cash equivalents on hand. At March 31, 2008, our total consolidated indebtedness outstanding was approximately $272.6 million, or 59.5% of our total assets.
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
     Short-Term Liquidity Requirements
     Our principal short-term liquidity needs include general and administrative expenses, property operating expenses, capital expenditures and preferred dividends. Our properties require periodic investments for tenant-related capital expenditures, tenant improvements and leasing commissions. As of March 31, 2008, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $3.7 million to be incurred during 2008.
     We expect that our operating cash flow will continue to be negative for the first three quarters of 2008 but with anticipated lease up activity at our properties will turn positive in the fourth quarter of 2008. We nevertheless believe that our current cash on hand, restricted cash and cash available under existing financings will be adequate to fund our short-term liquidity needs for the balance of 2008.
     In addition to such periodic recurring capital expenditures, tenant improvements and leasing commissions, we are also obligated to make expenditures for completion of redevelopment and renovation of our properties. As of March 31, 2008, in connection with leases currently signed and anticipated leases to be signed during 2008, our commitments for redevelopment and renovation costs are $8.0 million for the year ending December 31, 2008. In addition we expect to incur additional redevelopment and renovation costs (primarily at Northgate Mall and Stratford Square Mall) of an estimated $8.5 million in 2008 and $3.9 million in 2009. In addition, capital requirements at Harrisburg Mall, Colonie Center and Foothills Mall, are described below:
     Harrisburg Mall. As of March 31, 2008, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $1.5 million to be incurred in 2008. The joint venture intends to fund these commitments from operating cash flow and cash on hand. The joint venture has begun the last phase of the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $36.8 million. The joint venture incurred $25.6 million through March 31, 2008 and anticipates expending an additional $11.2 million during 2008 and 2009. We anticipate funding the renovation with cash on hand, operating cash flows and equity contributions from the partners. Under the joint venture agreement for the Harrisburg Mall, we are responsible for 25% of any necessary equity contributions. However, as noted under “Properties — Harrisburg Mall — Joint Venture and Financing”, we are currently attempting to resolve a dispute with our joint venture partner for this mall relating to the scope of the redevelopment plan for this project. Our joint venture partner has notified us that it believes that certain aspects of the last phase of the development plan were not approved in accordance with the joint venture agreement and as a result has claimed that we are responsible for 100% of the funding required for this part of the project. We are continuing to negotiate with our joint venture partner relating to this dispute and are seeking to develop a mutually acceptable solution for this issue. Through March 31, 2008, we have funded $5.7 million above our 25% capital contribution requirement for these redevelopment projects. If we are unable to resolve this dispute, the joint venture that owns the Harrisburg Mall will be required to raise the additional capital to enable us to continue the construction activities that are necessary for us to complete this project. Any alternative capital raising must also be coordinated with the joint venture’s efforts to extend the first mortgage loan for this property which matured in March 2008 and subsequent extension expired on May 15, 2008. See “Mortgage Loans — Harrisburg Mall Joint Venture.” There can be no assurances that we will be successful in resolving our dispute with our joint venture partner or raising alternative capital if we are unable to resolve that dispute. If we are unsuccessful, liens may be placed on the property, tenants may exercise lease default or lease termination notices and the joint venture may be unable to extend or refinance the mortgage loan.
     Colonie Center. As of March 31, 2008, the joint venture owning the Colonie Center Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $16.0 million in which will be spent in 2008. The joint venture intends to fund these commitments from additional borrowing on an existing construction loan commitment, and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund 100% of any renovation hard cost overruns, as defined by the joint venture contribution agreement. Subsequent to the closing of the joint venture, we contributed additional equity totaling $16.7 million, most of which was used to fund such cost overruns, and have also issued a $10.25 million letter of credit against our unsecured line of credit that will remain outstanding until the project is complete. We do not expect additional significant equity contributions will be required in the short or long term. We have agreed to guarantee that certain property redevelopment project costs will not exceed $56 million. To the extent these costs exceed $56 million, our preferred equity contributions and any funds drawn from our letter of credit, will be reclassified as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until our joint venture partner receives a 15% return on and a return of its invested equity capital. The property’s first mortgage loan matures October 2008, see “Mortgage Loans — Colonie Center Mall Joint Venture”.
     Foothills Mall. As of March 31, 2008, the joint venture owning the Foothills Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $2.6 million in which will be incurred in 2008. The joint venture intends to fund these commitments from operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we may be required to fund cost overruns of approximately $505,000 related to the construction of a 15,550 square-foot junior anchor tenant.
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
     Long-Term Liquidity Requirements
     Our long-term liquidity requirements consist primarily of funds necessary for the renovation and repositioning of our properties, nonrecurring capital expenditures and payment of indebtedness at maturity. We do not expect to meet our long-term liquidity requirements from operating cash flow but instead expect to meet these needs through our recent 2008 financing activity noted above, secured line of credit, net cash from operations, existing cash, selective property dispositions, additional long-term borrowings, the issuance of additional equity or debt securities and additional property-level joint ventures.
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

     The repurchase program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated by our board of directors at any time without prior notice. At this time, and based on the current market conditions, our continued focus is on maintaining liquidity and we do not plan on using our current liquidity to repurchase shares. As of March 31, 2008, there have been no share repurchases made under this program.
Contractual Obligations
     The following table summarizes our contractual payment obligations due to third parties as of March 31, 2008 (in thousands):

		Our Share of		Our Share of
		Capital Expenditure		Long-Term
	Consolidated	Commitments in	Consolidated	Debt in
	Capital Expenditure	Unconsolidated	Long-Term	Unconsolidated	Operating and
Year	Commitments	Joint Ventures	Debt(1)	Joint Ventures(1)	Ground Leases	Total
2008 (nine months)	$9,260	$6,587	$13,844	$42,641	$452	$72,784
2009	4,291	1,331	61,734	1,517	532	69,405
2010	—	—	115,005	1,517	450	116,972
2011	—	—	8,763	1,640	351	10,754
2012	—	—	8,240	1,826	265	10,331
2013 and thereafter	—	—	159,505	31,341	23,311	214,157

Total	$13,551	$7,918	$367,091	$80,482	$25,361	$494,403

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.
     Mortgage Loans
     Northgate Mall
     On July 12, 2005, we assumed a $79.6 million first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8.2 million and is being amortized over the remaining term of the acquired loan using the effective interest method. The loan has an initial prepayment date in September 2012; however, we intend to refinance the loan prior to the prepayment date.
     Tallahassee Mall
     On June 28, 2005, we assumed a $45.8 million first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6.5 million and is being amortized over the remaining term of the acquired loan using the effective interest method. The loan has an initial prepayment date in July 2009.
$104.5 Million Stratford Square Refinancing
     On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75.0 million of the loan proceeds were used to retire Stratford Square’s outstanding $75.0 million first mortgage. The balance of the proceeds was placed into escrow and is being released to us to fund the completion of the mall’s redevelopment project, of which $10.4 million is remaining in escrow at March 31, 2008.
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
     In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit in the aggregate amount of up to $13.0 million for a fee of 0.5% of the face amount. As of March 31, 2008, letters of credit outstanding under this agreement amounted to $10.25 million.
     The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios. As of March 31, 2008, we were in compliance with the covenant requirements. The outstanding balance on the line at March 31, 2008 was $17.5 million with interest rates on the tranche of 4.40%. As of March 31, 2008, $2.25 million was unused on the secured line of credit.
     Colonie Center Mall Joint Venture
     In connection with the recapitalization of the Colonie Center Mall, the joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum capacity of $109.8 million and repaid the existing $50.8 million mortgage loan on the property. On February 13, 2007, the joint venture borrowed $50.1 million under the Loan and on February 27, 2007, the Loan availability was increased by $6.5 million to $116.3 million. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the joint venture entered into a two-year interest rate protection agreement fixing the initial $50.8 million of the Loan at an all-in interest rate of 6.84%. The Loan is an interest-only loan. The Loan requires that we maintain a minimum debt service coverage ratio during the initial term of the Loan and, if we fail to meet the required ratio, cash flow to us is restricted. As of March 31, 2008, we did not meet the debt service coverage ratio and certain cash flow is currently unavailable, however if and when we satisfy the ratio, the cash flow will be released to us. Based upon the mall’s current performance, we do not believe these financial covenants will be satisfied and therefore we will not satisfy the conditions to extend the loan. We will attempt to negotiate a modification or waiver of the covenants and loan extension with the current lender prior to the maturity date. We continue to manage the property and receive customary management, construction and leasing fees in accordance with our joint venture agreement with Heitman.
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
     Harrisburg Mall Joint Venture
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from our predecessor and its joint venture partner. At March 31, 2008, the loan on this property had a balance of $49.8 million and is due in April 2008. The effective rates on the loan at December 31, 2007 and 2006 were 4.604% and 6.975%, respectively. The loan matured in March 2008 and was extended through May 15, 2008. We are in negotiations to extend the maturity of the loan and have requested that our lender extend the maturity date of the loan until December 2009.
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
     Forward Swap Contracts
     In connection with the Stratford Square Mall mortgage financing, we entered into a $75.0 million swap commencing February 2005 with a final maturity date in January 2008. The effect of the swap is to fix the all-in interest rate of the Stratford Square mortgage loan at 5% per annum.
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
     Tax Indemnifications
     In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property (Harrisburg Mall or Foothills Mall) by the Company, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of the Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability ($5.2 million at March 31, 2008) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.
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

     Funds From Operations for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(4,113)	$(864)
Add:
Depreciation and amortization (excluding non-real estate furniture and fixtures)	3,354	3,297
FFO contribution from unconsolidated joint ventures	819	625
Less:
Preferred stock dividends	(854)	—
Minority interest	(540)	(93)

FFO available to common stockholders and OP unit holders	$(1,334)	$2,965

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
     Market Risk Related to Fixed Rate Debt
     We had approximately $272.6 million of outstanding indebtedness as of March 31, 2008, including the Notes described below, of which $150.6 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 6.60% to 8.70% and $122.0 million that bears interest on a floating rate basis of LIBOR plus a margin. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.7 million, as the case may be.
     We currently have one $75 million swap contract that matures in January 2011 and a $29.5 million swap contract that matures in May 2010. A 100 basis point increase in interest rates would increase the fair value of these two swaps by approximately $2.6 million and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $2.7 million.
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
     Market Risk Related to Other Obligations
     At March 31, 2008 we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property with a $65.0 million loan, as compared to $80 million at December 31, 2006, (ii) probability weighted sale of the property in 2008, as compared to a probability weighted sale in 2009 at December 31, 2006, and (iii) sales proceeds totaling approximately $118.2 million, which is based upon an estimated multiple of 15 times future net operating income (6.75% cap rate). Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be zero at March 31, 2008.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending March 31, 2008, as described below.
     In our annual report on Form 10-K, we reported that we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that, as of December 31, 2007, we had the following material weakness:
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
     Management concluded that, as a result of the material weakness noted above, the Company did not maintain effective internal control over financial reporting as December 31, 2007 based on criteria set forth in the COSO framework. While we have taken remedial actions, as described below, this material weakness continued for the period ending March 31, 2008.
     Management’s Remedial Actions
     During the quarter ended December 31, 2007, we began taking steps to restructure the management and certain operations of the company in part to strengthen our internal control over financial reporting. We expanded the responsibilities of our Chief Financial Officer over the management of the Company, with a greater focus on public company responsibilities, including timely financial reporting. As described in Note 15 in the Notes to Consolidated Financial Statements above, on April 1, 2008, we entered into an agreement and began the process of outsourcing a significant portion of our accounting functions to Brandywine. to assist the Company in preparing its 2008 consolidated financial statements and with the timely filing of quarterly and annual financial reports. While the Company is ultimately responsible for the financial statements and the internal control over financial reporting and will retain certain corporate accounting responsibilities, we believe that Brandywine has adequate resources to improve the operating effectiveness of the financial close process, and maintain appropriate segregation of duties for all positions and processes.

     Management believes that outsourcing property accounting and certain corporate accounting functions will allow the Company to prepare its financial statements on a timely basis in accordance with our current policies and procedures.
     Changes in Internal Control Over Financial Reporting
     Except as noted under the caption “Management’s Remedial Action” above, there was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.
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

Date: May 23, 2008	FELDMAN MALL PROPERTIES, INC.
	By:	/s/ Thomas Wirth
		Name:	Thomas Wirth
		Title:	President and Chief Financial Officer