Form 10-Q
period 2008-06-30
Feldman Mall Properties, Inc.
filed 2008-09-05
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended from June 30, 2008
Or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 12,992,479 at September 2, 2008.

FELDMAN MALL PROPERTIES, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Investments in real estate, net	$300,773	$342,897
Investment in unconsolidated real estate partnerships	21,855	43,683
Cash and cash equivalents	7,455	27,976
Restricted cash	18,646	20,395
Rents, deferred rents and other receivables, net	4,533	5,545
Acquired below-market ground lease, net	2,483	7,538
Acquired lease rights, net	6,169	7,281
Acquired in-place lease values, net	4,756	6,437
Deferred charges, net	2,956	3,394
Other assets, net	3,926	4,048

Total Assets	$373,552	$469,194

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities
Mortgage loans payable	$230,447	$232,878
Junior subordinated debt obligations	29,380	29,380
Secured line of credit	22,627	17,500
Accounts payable, accrued expenses and other liabilities	24,316	27,211
Dividends and distributions payable	854	568
Acquired lease obligations, net	2,389	5,136
Deferred gain on partial sale of real estate	3,515	3,515
Negative carrying value of investment in unconsolidated partnership	4,450	4,450

Total liabilities	317,978	320,638

Minority interest	239	9,677
Commitments and contingencies

Stockholders’ Equity
Series A 6.85% cumulative convertible preferred stock; 50,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007; $25.00 liquidation preference	49,580	49,580
Common stock ($0.01 par value, 200,000,000 shares authorized, 12,992,537 and 13,018,831 issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	130	130
Additional paid-in capital	120,834	120,542
Accumulated deficit	(112,451)	(27,712)
Accumulated other comprehensive loss	(2,758)	(3,661)

Total stockholders’ equity	55,335	138,879

Total Liabilities and Stockholders’ Equity	$373,552	$469,194

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Rental	$7,302	$7,687	$15,293	$15,396
Tenant reimbursements	3,421	3,417	7,050	6,997
Management, leasing and development services	428	875	1,392	1,698
Interest and other income	124	457	373	3,105

Total revenue	11,275	12,436	24,108	27,196

Expenses:
Rental property operating and maintenance	5,344	4,462	9,910	8,793
Real estate taxes	1,671	1,463	3,158	3,041
Interest (including amortization of deferred financing costs)	4,044	3,529	8,251	6,640
Loss from early extinguishment of debt	—	379	—	379
Impairment loss on long-lived assets (note 2)	45,655	—	45,655	—
Depreciation and amortization	3,447	3,451	6,932	6,856
General and administrative	5,288	4,302	8,450	7,239

Total expenses	65,449	17,586	82,356	32,948

Loss from operations	(54,174)	(5,150)	(58,248)	(5,752)
Equity in loss of unconsolidated real estate partnerships (note 12)	(7,589)	(300)	(8,168)	(655)
Impairment loss on investment in unconsolidated real estate partnerships – Harrisburg Mall and Colonie Center (note 12)	(26,066)	—	(26,066)	—

Loss before minority interest	(87,829)	(5,450)	(92,482)	(6,407)
Minority interest	8,898	515	9,438	608

Net loss	$(78,931)	$(4,935)	$(83,044)	$(5,799)

Basic and diluted loss per share	$(6.18)	$(0.40)	$(6.57)	$(0.46)
Weighted average common shares outstanding:
Basic and diluted	12,904	12,862	12,898	12,862
See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Amounts in thousands, except share data)
(Unaudited)
Six months ended June 30, 2008

							Accumulated
	Number of	Number of	Series A		Additional		Other
	Preferred	Common	Preferred	Common	Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Shares	Stock	Stock	Capital	Deficit	Loss	Total	Loss
Balance at December 31, 2007	2,000,000	13,018,831	$49,580	$130	$120,542	$(27,712)	$(3,661)	$138,879	$—
Net loss	—	—	—	—	—	(83,044)	—	(83,044)	(83,044)
Unrealized gain on derivative instruments	—	—	—	—	—	—	903	903	903
Restricted stock forfeited	—	(26,294)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	292	—	—	292	—
Dividends on forfeited nonvested stock	—	—	—	—	—	13	—	13	—
Preferred dividends	—	—	—	—	—	(1,708)	—	(1,708)	—

Balance at June 30, 2008	2,000,000	12,992,537	$49,580	$130	$120,834	$(112,451)	$(2,758)	$55,335	$(82,141)

See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(83,044)	$(5,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on long-lived assets	45,655	—
Impairment loss on investment of unconsolidated real estate partnerships – Colonie Center and Harrisburg Mall	26,066	—
Depreciation and amortization	6,932	6,856
Loss from early extinguishment of debt	—	179
Amortization of deferred financing costs	515	497
Provision for doubtful accounts receivable	1,186	622
Noncash stock compensation	292	289
Interest expense (accretion) amortization, net	(1,576)	(1,604)
Amortization of ground rent	173	176
Minority interest	(9,438)	(608)
Equity in losses of unconsolidated real estate partnerships	8,168	655
Amortization of revenue related to acquired lease rights/obligations	157	131
Deferred tax expense	34	31
Other noncash expense (income)	13	(2,091)
Changes in operating assets and liabilities:
Rents, deferred rents and other receivables	(174)	(1,337)
Restricted cash relating to operating activities	423	913
Other deferred costs	(192)	(450)
Other assets, net	(125)	(605)
Accounts payable, accrued expenses and other liabilities	(2,696)	1,127

Net cash used in operating activities	(7,631)	(1,018)

Cash Flows From Investing Activities:
Expenditures for real estate improvements	(6,509)	(25,563)
Change in restricted cash relating to investing activities	1,326	250
Investment in unconsolidated real estate partnerships	(10,556)	(4,283)

Net cash used in investing activities	(15,739)	(29,596)

Cash Flows From Financing Activities:
Proceeds from lines of credit	5,127	13,000
Proceeds from mortgages payable	—	104,500
Repayment of mortgages payable	(856)	(79,021)
Payment of deferred financing costs	—	(961)
Proceeds from sale of Series A preferred stock, net of issue costs	—	14,764
Change in restricted cash related to financing activities	—	(24,119)
Distributions and dividends	(1,422)	(6,623)

Net cash provided by financing activities	2,849	21,540

Net change in cash and cash equivalents	(20,521)	(9,074)
Cash and cash equivalents, beginning of period	27,976	13,036

Cash and cash equivalents, end of period	$7,455	$3,962

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$9,494	$8,215
Supplemental disclosures of noncash investing and financing activities:
Accrued renovation costs	2,696	9,030
Unrealized gain on derivative instruments	903	251
Dividends and distributions payable	854	175
Accrued financing costs	—	312
Accrued preferred stock issuance costs	—	165
Accrued mortgage guarantee obligation – investment in unconsolidated real estate partnerships – Harrisburg Mall (note 12)	1,850	—
See accompanying notes to consolidated financial statements.

FELDMAN MALL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
June 30, 2008
(Dollar amounts in thousands, except share and per share data)
1. Overview
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
Going Concern Considerations
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business for a reasonable period of time. As of June 30, 2008, the following conditions have created uncertainty about the Company’s ability to continue as a going concern.
     As of June 30, 2008, we had approximately $7,500 in cash and cash equivalents on hand and had no availability under our in place financing arrangements. For the six month period ended June 30, 2008 we used approximately $7,600 of cash in operating activities. Additionally, as discussed in note 15, we did not make the scheduled July 30, 2008 interest payment related to our junior subordinated debt obligations, however we have made the payment within the 30-day cure period. Based on our second quarter operating results, slower than anticipated lease-up activities and certain anchor and in-line tenant bankruptcies that occurred during the second and third quarters, the continuing unfavorable conditions of real estate financing markets and our assessment of the business environment for retailers for the balance of 2008, management does not believe that the Company will achieve positive cash flow by the fourth quarter of 2008 or 2009. Accordingly, management believes that in order to address these conditions and in order for the Company to continue to operate as a going concern over the remainder of 2008, the Company will need (i) to raise additional capital through selective property dispositions, property-level joint ventures, or issuance of additional long-term debt or equity or (ii) achieve significant modifications to current debt agreements. The Company currently lacks commitments for any of the transactions contemplated above, and there can be no assurance that any of such transactions will be completed. If the Company is unable to raise sufficient additional capital or negotiate appropriate modifications to existing debt arrangements, the Company will be unable to fund its on-going operations beginning as early as the fourth quarter of 2008 and will be required to pursue other alternatives which may include bankruptcy filings. The current economic and business environment makes the achievement of any such transactions especially difficult. Any additional tenant bankruptcy filings or further decline in the business environment for retailers will harm our cash position and our ability to fund our operating needs.
Impairment Charges
     As further discussed in footnotes 2 and 12, during the three months ended June 30, 2008, we determined that our carrying cost for the Tallahassee Mall and for Colonie Center and the Harrisburg Mall have been impaired as follows:

Tallahassee Mall impairment		$45,655
Equity in loss of Harrisburg Mall impairment		6,979
Impairment loss on investment in unconsolidated real estate partnerships:
Colonie Center	$15,284
Harrisburg Mall	10,782	26,066

Total impairment charge		$78,700

Organization
     We have elected to be taxed as a real estate investment trust, or REIT, under the tax code. We believe we have qualified and continue to qualify as a REIT. We closed our initial public offering of common stock on December 16, 2004 (our “offering”). Our wholly owned subsidiaries, Feldman Holdings Business Trust I and Feldman Holdings Business Trust II, are the sole general partner and a limited partner, respectively, in, and collectively own 90.2% of, Feldman Equities Operating Partnership, LP (the “operating partnership”). We have, through such subsidiaries, control over major decisions of the operating partnership, including decisions related to sale or refinancing of the properties. FMP, the operating partnership, and Feldman Equities Management, Inc. (the “service company”) were formed to continue to operate and expand the business of the predecessor. We consolidate the assets and liabilities of the operating partnership. Until the completion of the offering, FMP, the operating partnership and the service company had no operations.

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
     As part of our formation transactions, the owners of our predecessor contributed their ownership interests in our predecessor to the operating partnership. Pursuant to contribution agreements among the owners of the predecessor and our operating partnership, our operating partnership received a contribution of 100% of the interests in our predecessor in exchange for units of limited partnership interests in our operating partnership (“OP units”). The exchange of contributed interests was accounted for as a reorganization of entities under common control; accordingly the contributed assets and assumed liabilities were recorded at our predecessor’s historical cost basis. As of June 30, 2008 and December 31, 2007, these contributors own 9.8% of our operating partnership as limited partners.
     As of June 30, 2008, we owned four real estate properties: the Stratford Square Mall in Bloomingdale, Illinois, the Northgate Mall in Cincinnati, Ohio, the Tallahassee Mall in Tallahassee, Florida, and the Golden Triangle Mall located in Denton, Texas. In addition, we had minority interests in partnerships owning the Harrisburg Mall in Harrisburg, Pennsylvania, the Foothills Mall in Tucson, Arizona and the Colonie Center Mall in Albany, New York.
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
     The equity in net loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of their respective operating/partnership agreements. In the case of the Foothills joint venture that owns the Foothills Mall, in accordance with APB 18, we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by EITF 04-05, if and when the Foothills joint venture reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended. Our share of the unrecognized (losses) income at the Foothills Mall for the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007 were $(22), $18, $(21) and $(90), respectively. Since we began suspending recognition, we have not recognized $154 in losses.
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
     As of June 30, 2008, management’s review identified that there were impairments in its investments in the Harrisburg Mall and the Colonie Center as the investments’ carrying value exceeded their estimated fair value.  Management’s methodology for estimating the property’s fair value included estimating the expected future cash flow we would receive from these investments based upon the distribution provisions of the joint venture agreements as well as the underlying property’s current and projected operating cash flow, and estimated capitalization rates and discount rates.  The result of the Company’s impairment analysis resulted in an aggregate loss of $33,045, which we recorded during the three months ended June 30, 2008.
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
     Revenue Recognition and Tenant Receivables
     Base rental revenue from rental retail property is recognized on a straight-line basis over the noncancelable terms, including bargain renewal options, if any, of the related leases, which are all accounted for as operating leases. As of June 30, 2008 and December 31, 2007, approximately $1,724 and $1,465, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to the date when billed and collectible as provided by the terms of the lease). These amounts are included in rents, deferred rents and other receivables, net in the accompanying consolidated financial statements. Contingent rent is comprised of “percentage rent,” or rental revenue that is based upon a percentage of the sales recorded by our tenants, is recognized in the period such sales are earned by the respective tenants. Contingent rents for the three and six months ended June 30, 2008 and 2007 were $436, $898, $619 and $1,062, respectively.
     As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements, and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements; however, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on the terms of the tenant’s leases, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and we have no continuing obligation to provide services to such former tenants. We recorded $19 and $104 of lease termination fees for the three months ended June 30, 2008 and 2007 and $19 and $104 for the six months ended June 30, 2008 and 2007, respectively.
     Our other sources of revenue come from providing management services to our joint ventures, including property management, brokerage, leasing and development. Management fees generally are calculated as a percentage of cash receipts from managed properties and are recorded when earned as services are provided. Leasing and brokerage fees are earned and recognized in installments as billed: one-third upon lease execution, one-third upon delivery of the premises and one-third upon the commencement of rent. Development fees are earned and recognized over the time period of the development activity. We defer recognition of our leasing and development fees to the extent of our ownership interest in the joint ventures. These revenues are referred to as “management, leasing and development services” in the consolidated statements of operations.
     We provide an allowance for doubtful accounts receivable against the portion of tenant receivables that is estimated to be uncollectible. Management reviews its allowance for doubtful accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Tenant receivables in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $3,986 at June 30, 2008 and $2,905 at December 31, 2007.
     Deferred Charges
     Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Certain of our employees provide leasing services to the properties. It is our policy to capitalize employee compensation directly attributable to these leasing services. A portion of their compensation, approximately $76 and $177 for the three months ended June 30, 2008 and 2007, and $164 and $361 for the six months ended June 30, 2008 and 2007, respectively, was capitalized and is being amortized over the corresponding lease terms. The related amortization expense for the three and six months ended June 30, 2008 and 2007 was $61, $114, $40 and $65, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest	$93	$387	$140	$659
Real estate taxes	—	88	—	167
Insurance	—	7	—	15

Total	$93	$482	$140	$841

     Certain of our employees provide construction services to the properties. It’s our policy to capitalize employee compensation directly attributable to these construction services. A portion of their compensation, approximately $14, $28, $65 and $168 for the three and six months ended June 30, 2008 and 2007, respectively, has been capitalized to these construction projects and will be amortized over the estimated useful lives of these redevelopment projects.
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
     At June 30, 2008 and December 31, 2007, investments in real estate consisted of the following:

	June 30, 2008	December 31, 2007
Buildings and improvements	$230,192	$267,333
Tenant improvements	52,410	55,934
Construction in progress	10,032	6,436
Land	38,062	38,062

Total investments in real estate	330,696	367,765
Accumulated depreciation	(29,923)	(24,868)

Investments in real estate, net	$300,773	$342,897

     Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performs this review on all properties, including those wholly owned and investments in unconsolidated real estate partnerships. An impairment loss is recognized on investments in unconsolidated real estate partnerships when the impairment is deemed to be other than temporary. The Company considers an impairment as other than temporary impairment when the carrying value is not considered recoverable based upon the evaluation of the severity and duration of the decline, among other factors. The estimation of fair value is based on the Company’s plans for the Property and the Company’s views on market and economic conditions using the results of discounted cash flow and other valuation techniques.
     The expected cash flows of a property are dependent on estimates and other factors which are subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other retail centers, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and other tenants, and (5) expected holding period. These factors could cause our expected future cash flows to change, and, to the extent impairments have occurred, the excess carrying value of the long lived assets of the property over its estimated fair value is charged against operations.
     During the three months ended June 30, 2008, certain events occurred impacting our estimated cash flows and related estimated fair value of the Tallahassee Mall, including (i) recent tenant vacancies included Dillard’s (an anchor tenant that occupied approximately 200,000 square feet) and Goody’s (a junior anchor that occupied approximately 66,000 square feet), (ii) the impact of related co-tenancy provisions that will result from these vacancies that will lower the mall’s occupancy and rental revenue and, (iii) the related estimated decrease in the property’s cash flow which is not projected to be sufficient to service current debt service and operating costs. We are unable to subsidize these cash short falls and while we continue to negotiate modifications with the current lender that would result in improved cash flow to the Company, we don’t believe that the mall will generate sufficient cash flow to recover our investment.
     Accordingly, as of June 30, 2008, management performed a review to estimate the fair value of the Tallahassee Mall property.  Management’s methodology for estimating the property’s fair value included estimating the property’s current and projected operating cash flow, performing market research on capitalization rates and discount rates for similar properties, which included discussions with several brokers, and preparing sensitivity analysis on the valuation models.  The result of the Company’s analysis resulted in a $45,655 impairment charge to long lived assets of the Property, which was recorded during the three months ended June 30, 2008.
     Based on this write-down, our cost basis in the Tallahassee Mall is below the current principal balance that is outstanding on the Tallahassee non-recourse first mortgage of $44,200. If the Company is unable to modify the terms of the mortgage that encumber the Tallahassee Mall property to reduce the burden of the debt service, the Company could transfer the title to the property to the lender. This would relieve the Company of any further obligation under this non-recourse mortgage. To the extent that the outstanding principal balance exceeds the property’s basis, the Company could record a gain on the extinguishment of the debt in the period which the Company is relieved of its liability on this non-recourse mortgage.
     The Tallahassee impairment charge was allocated on a pro-rata basis to the long-term assets and liabilities as follows:

Tallahassee
Investment in real estate, net	$41,665
Long-term assets and liabilities subject to SFAS No. 141	3,990

Total impairment charge	$45,655

     Restructuring Costs
     We have accounted for costs associated with restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs include employee severance payments and accelerated vesting of restricted stock awards. Costs associated with contract terminations are recognized once notification of contract termination has been delivered, or negotiated with the counterparty. Costs associated with accelerated vesting of restricted stock are amortized ratably over the future service periods. In November 2007, we announced that we planned to close our Phoenix office by March 31, 2008. In connection with the decision, we accrued approximately $335 for severance and acceleration of restricted stock awards. We have incurred a similar charge during the first quarter of 2008 totaling $357. As of March 31, 2008, we had closed a majority of our Phoenix office, however we have not terminated, or negotiated to terminate this lease. There have been no restructuring costs incurred in the second quarter of 2008.
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
     Derivatives that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. We do not engage in fair value hedges. All cash flow hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is

\

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
     Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
     Accumulated amortization for acquired lease rights was $4,768 and $4,462 at June 30, 2008 and December 31, 2007, respectively. Accumulated amortization for in-place lease values was $5,760 and $5,657 at June 30, 2008 and December 31, 2007, respectively. Accumulated amortization of acquired lease obligations was $3,138 and $3,230 at June 30, 2008 and December 31, 2007, respectively.
     Income Taxes
     We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust, or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders. However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.
     We have elected that our management company subsidiary be treated as a “taxable REIT subsidiary” or TRS. In general, a TRS may perform noncustomary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). Our TRS is subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. As of December 31, 2007, we had net operating loss carryforwards of approximately $200. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2008 we have recorded a valuation allowance totaling $180 on these loss carryforwards.
     The net income tax benefit (expense) related to our TRS’ is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income tax expense:
Current – state	$(7)	$(6)	$(13)	$(13)
Deferred – federal	—	5	(30)	(28)
Deferred – state	—	1	(4)	(3)

Income tax benefit (expense), net	$(7)	$—	$(47)	$(44)

     The net income tax expense is included in general and administrative expenses in our consolidated statements of operations.
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
     Loss Per Share
     We present both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS or greater loss per share amount. Based on our net loss for the three and six months ended June 30, 2008 and 2007, both basic and diluted weighted average common shares outstanding were 12,903,907 and 12,898,229 for 2008 and 12,861,661 and 12,861,633 for 2007, respectively. Our computation of loss per share for the three and six months excludes unvested share awards and OP units in the aggregate amount of 1,508,083 and 1,517,635 for 2008 and 1,613,712 and 1,642,415 for 2007, respectively, because their effect is antidilutive.
     The following is the computation of our basic and diluted loss per share for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss:	$(78,931)	$(4,935)	$(83,044)	$(5,799)
Add preferred stock dividends	(854)	(158)	(1,708)	(158)

Net loss available to common stockholders—basic	(79,785)	(5,093)	(84,752)	(5,957)

Net loss attributable to common stockholders—diluted	$(79,785)	$(5,093)	$(84,752)	$(5,957)

Basic and diluted weighted average common shares outstanding	12,903,907	12,861,661	12,898,229	12,861,633

Basic and diluted loss per share	$(6.18)	$(0.40)	$(6.57)	$(0.46)
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
     In November 2007, the FASB ratified the consensus in EITF Issue 07-06, “Sales of Real Estate with Buy-Sell Clauses” which addresses whether a buy-sell clause in a sale of a partial interest in real estate would preclude partial sale and profit recognition under SFAS 66. The new consensus holds that a buy-sell clause does not by itself constitute a form of continuing involvement that would preclude partial sale recognition. Such clauses should be evaluated with the agreement’s other explicit and implicit terms to determine whether the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. EITF 07-06 is effective for fiscal years beginning after December 15, 2007 and applies to new assessments made under SFAS 66 after the effective date. As of January 1, 2008, we have adopted EITF 07-06.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for us beginning on January 1, 2009. We are currently evaluating the impact of SFAS No. 160 on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective on January 1, 2009. We are currently evaluating the impact of this statement on our financial statements.
     Share-Based Deferred Compensation
     We have a deferred compensation plan under which we are authorized to issue up to 469,221 shares of common stock to employees. As of June 30, 2008, we had granted 239,767 shares of restricted common stock, net of forfeitures, which vest annually over periods ranging from two to five years.
     Restricted stock awards entitle the holder to shares of common stock as the award vests. We measure the fair value of restricted shares based upon the closing market price of the Company’s common stock on the date of grant. Stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method.

     The following describes the shares of unvested common stock for the six months ended June 30, 2008 and 2007:

	Number of Unvested Shares		Weighted Average Share Price
	2008	2007	2008	2007
Beginning balance	158,743	326,074	$11.91	$11.28
Shares granted	—	5,000	—	11.31
Shares vested	(43,821)	(32,675)	12.28	12.27
Shares forfeited	(26,294)	(112,692)	11.31	9.90

Ending balance	88,629	185,707	11.90	11.93

     Share-based compensation expense net of capitalized costs included in net loss for the three and six months ended June 30, 2008 and 2007 was $94, $271, $120 and $245, respectively. Gross share-based compensation was $102, $292, $139 and $289 for the three and six months ended June 30, 2008 and 2007, respectively. It’s our policy to capitalize employee compensation, including share-based compensation, allocated to construction and leasing services, of which $8, $21, $19 and $44 were capitalized for the three and six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, there was $1,021 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the plan, which are expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares that vested during the current year period was $538.
     3. Mortgage Loans Payable
     At June 30, 2008 and December 31, 2007, mortgage loans payable consisted of the following:

	June 30, 2008	December 31, 2007
Mortgage loan payable — interest only at 115 basis points over LIBOR (3.63% and 6.18% at June 30, 2008 and December 31, 2007, respectively) payable monthly, due May 2010, secured by the Stratford Square Mall	$104,500	$104,500
Mortgage loan payable — interest at 8.60% payable monthly, due July 11, 2029, anticipated repayment on July 11, 2009, secured by the Tallahassee Mall	44,248	44,540
Mortgage loan payable — interest at 6.60% payable monthly, due October 11, 2032, anticipated prepayment date of November 11, 2012, secured by the Northgate Mall	76,554	77,117

Total mortgages outstanding	225,302	226,157
Assumed above-market mortgage premiums, net	5,145	6,721

Total mortgage loans payable	$230,447	$232,878

     On April 5, 2006, we assumed a $3,455 promissory note in connection with the acquisition of the JCPenney Parcel. The stated interest on the note was 5.15% and we determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 4.87%. The above-market premium of $47 is being amortized over the remaining term of the assumed loan using the effective interest method. The loan was fully repaid in May 2007 in connection with the refinancing of the Stratford Square Mall mortgage as described below.
     On July 12, 2005, we assumed a $79,605 first mortgage in connection with the acquisition of the Northgate Mall. The stated interest on the mortgage is 6.60% with an anticipated prepayment date of 2012 and a final maturity date of 2032. We determined this rate to be above market and, in applying purchase accounting, determined the fair market value interest rate to be 5.37%. The above-market premium was initially $8,243 and is being amortized over the remaining term of the assumed loan using the effective interest method. The amortization of the above-market premium totaled $344, $689, $349 and $700 for the three and six months ended June 30, 2008 and 2007, respectively.
     On June 28, 2005, we assumed a $45,848 first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6,533 and is being amortized over the remaining term of the assumed loan using the effective interest method. The amortization of the above-market premium totaled $443, $887, $450, and $901 for the three and six months ended June 30, 2008 and 2007, respectively. If we do not repay the loan by July 2009, the interest rate on this loan will be reset to the greater of (i) 8.6% plus 5%, or (ii) the then current treasury rate plus 5% through the final maturity date in July 2029. We are currently negotiating with the lender to modify the current mortgage provisions, including a one year delay in the prepayment date until July 2010 and reduce the debt service to approximate the operating cash flow of the property.

     In January 2005, we completed a $75,000, three-year first mortgage financing collateralized by the Stratford Square Mall. On May 8, 2007, we closed on a $104,500 first mortgage loan secured by the Stratford Square Mall. This loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over the London Interbank Offered Rate (“LIBOR”). The loan has two one-year extension options. On the closing date, $75,000 of the loan proceeds was used to retire Stratford Square’s outstanding $75,000 first mortgage and $3,040 was used to repay the JCPenney parcel note. The balance of the proceeds was placed into escrow and will be released to us to fund the completion of the mall’s redevelopment project. As of June 30, 2008 and December 31, 2007, the balance of funds in escrow was $10,355 and $12,917, respectively. In connection with the retirement of the $75,000 first mortgage, we recorded a $379 loss on early extinguishment of debt during the three months ended June 30, 2007, which represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid.
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
     Aggregate principal payments of our mortgage loans as of June 30, 2008 are as follows:

2008 (six months)	$889
2009	45,179
2010	105,824
2011	1,415
2012	71,995

Total principal payments	225,302
Assumed above-market mortgage premiums, net	5,145

Total	$230,447

     Certain of our mortgage loans payable contain various financial covenants requiring us to maintain certain financial debt coverage ratios, among other requirements. Violations of certain financial covenants could result in acceleration of the partial or full repayment of the outstanding loan balances. As of and for the three and six months ended June 30, 2008, we were in compliance with these debt covenants. However, based on the projected property-level performance, we anticipate that we will not be in compliance with these covenants within the next 12 months.
4. Junior Subordinated Debt Obligation
     During March 2006, we completed the issuance and sale in a private placement of $28,500 in aggregate principal amount of preferred securities issued by our wholly owned subsidiary, Feldman Mall Properties Statutory Trust I (the “Trust”). The Trust simultaneously issued 880 of its common securities to the operating partnership for a purchase price of $880, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $29,380 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due April 2036, issued by us. The junior subordinated notes and the trust preferred securities have substantially identical payment terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently (after April 2011) at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature in April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011. The preferred securities do not have a stated maturity date; however, the preferred securities are subject to mandatory redemption upon the redemption or maturity of the notes.
     The principal amount of the junior subordinated notes of $29,380 is reported as an obligation on our consolidated balance sheet.
     We currently have a parent guarantee agreement for the purpose of guaranteeing the payment, after the expiration of any grace or cure period, of any amounts required to be paid. Our obligations under the parent guarantee agreement constitute unsecured obligations and rank subordinate and junior to all of our senior debt. The parent guarantee agreement will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated notes upon liquidation of the trust.
     As of July 30, 2008 (see footnote 15 – Subsequent Events), we have not made the scheduled interest payment to the trust totaling $620, however we have made the payment within the 30-day cure period.

5. Lines of Credit
     $30,000 Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24,600 secured line of credit (the “line”). On April 20, 2007, we increased the line from $24,600 to $30,000. The maturity date of the line is April 2009 and up to $5,400 of the line is recourse to us. The line contains customary covenants that require us, among other things, to maintain certain financial coverage ratios, including a quarterly debt coverage constant of 10.50% and we were not in compliance with this covenant as of June 30, 2008. A violation of the debt constant coverage ratio, requires us to reduce our outstanding loan balance until we comply with the ratio requirement. We are currently discussing a waiver of this covenant, however, if we are unable to obtain a waiver, we would be required to reduce the current outstanding balance by approximately $2,700.
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
     In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit for a fee of 0.5% of the face amount. A letter of credit totaling $10,250, was used to secure our current cost guarantee on the Colonie Center Mall, and is renewable through the maturity date of the line. During June 2008, in connection with completing the Colonie Center Mall renovation project, $5,127 was drawn with $5,123 remaining outstanding under the letter of credit.
     The outstanding balance on the line at June 30, 2008 was $22,627 with an interest rate on the tranche of 3.90%. As of June 30, 2008, $2,250 was unused on the secured line of credit and $5,123 was remaining outstanding under the letter of credit. Based on the current violation of the debt service coverage ratio, we are unable to draw the $2,250 unused line of credit balance.
$25,000 Credit Facility
     On April 16, 2007, we announced the execution of an unsecured promissory note (the “Kimco Note”), which provided for loans aggregating up to $25,000 from Kimco Realty Corp. (“Kimco”). Under the terms of the Kimco Note financing, we were required to pay a variable fee equal to (i) $500, multiplied by (ii) (a) the volume weighted average price of our common stock as of a five-day period chosen by Kimco, minus (b) $13.00 per common share. If Kimco does not select a date for determination of the fee prior to termination of the Note, we will instead pay to Kimco $250 in additional interest. We are accounting for the variable fee as an embedded derivative and, accordingly, have recorded the fair value of this instrument as a deferred loan fee and as a derivative liability in the amount of $312 at inception in April 2007. Changes in the fair value of the derivative liability were recorded in operating income in each reporting period as a component of interest expense. The Kimco Note expired during April 2008 and is no longer available to us and we paid Kimco $250 of additional interest during the second quarter of 2008.
6. Related Party Transactions
     We provide certain property management, leasing and development services to our unconsolidated real estate partnerships for an annual management fee, ranging from 2% to 3.5% of gross receipts, and a construction management fee of 3% on the amount of capital improvements, as defined by their agreements. In addition, we earn customary brokerage commission fees as a percentage of contractual rents on new leases and lease renewals. Total fees earned from such partnerships aggregated $428, $1,392, $875 and $1,698 for the three and six months ended June 30, 2008 and 2007, respectively. These fees are recorded in management, leasing and development services on the accompanying consolidated statements of operations.
     In July 2005, we entered into a consulting contract with Ed Feldman, the father of our chairman, Larry Feldman, to provide professional services. The agreement pays Mr. Feldman $3 per month. As of June 30, 2008, we are not currently using Mr. Feldman’s consulting services. For the three and six months ended June 30, 2008 and 2007, Mr. Feldman received $0, $0, $9 and $18, respectively.
     On December 21, 2007, we announced the closing of our Phoenix office and the termination or reassignment of our personnel other than a minimal leasing staff. In addition, James Bourg, our former executive vice president and chief operating officer and director resigned from our company. Mr. Bourg left in the first quarter of 2008. In connection with Mr. Bourg’s departure, we incurred a severance charge of approximately $1,300 that was accrued in the fourth quarter of 2007. On March 28, 2008, we paid the remaining $670 and as of June 30, 2008, we have no further severance liability due to Mr. Bourg.
     On April 1, 2008, we entered into an agreement with Brandywine Financial Services Corporation, a Pennsylvania corporation (“Brandywine”), and a member of the Brandywine Companies. Bruce Moore, one of our directors, is the chairman and chief executive officer of Brandywine. Pursuant to this agreement, effective as of April 1, 2008, Brandywine agreed to provide us various accounting and management services relating to certain of our properties (the “Projects”), such as supervision of our operations, maintenance and development of certain of our properties, lease administration, bookkeeping, accounting, our compliance with FASB 141 and FASB 13, as amended, financial statement preparation, coordination of our compliance with Sarbanes-Oxley Act of 2002, as amended, and assistance with our financial statement audits (collectively, the “Project Services”). In addition, Brandywine agreed to provide us certain corporate accounting and administrative services, including, among other things, information technology user support, financial statement preparation and audit assistance, reports to joint venture partners, periodic reports to lenders, payroll preparation and filing coordination, human resources management, cash management, general ledger accounting, accounts payable, accounts receivable, cost allocation, inter-company billing and funding and FASB 109 compliance (collectively, the “Corporate Services”). As compensation to Brandywine for the Project Services (with certain exceptions) and the Corporate Services, we agreed to pay Brandywine a fee equal to (a) with respect to the Project Services, 1.50% of our gross revenue generated by the Projects, payable monthly, plus (b) with respect to the Corporate Services, $60 per month, plus (c) travel and other out-of-pocket expenses incurred by Brandywine in connection with such services. This agreement has an initial term through June 30, 2009 and can be renewed on a year-to-year basis but is subject to termination by the parties at any time starting June 30, 2008 upon no less than 90 days prior to written notice. In connection with this agreement, Brandywine was paid a set-up fee of $35 per entity totaling $350. For the three months ended June 30, 2008, we recorded $1,107 in fees and expense reimbursements to Brandywine of which $262 is accrued at June 30, 2008. The fees incurred for the six months ended June 30, 2008 (all of which were incurred in the second quarter of 2008) included a set-up fee $350, property-level project service fee $280, corporate service fee $180, other project services totaling $188 related to both property-level and corporate-level work, and expense reimbursements, including office supplies, postage, reproduction, telephone, all for our sole and exclusive use totaling $109.
7. Rentals Under Operating Leases
     We receive rental income from the leasing of retail shopping center space under operating leases. We recognize income from our tenant operating leases on a straight-line basis over the respective lease terms and, accordingly, rental income in a given period will vary from actual contractual rental amounts due. Our rental revenue will also be reduced by amortization of capitalized above-market lease values and increased by the amortization of below-market leases. Amounts included in rental revenue based on recording lease income on the straight-line basis were $95, $259, $185 and $353 for the three and six months ended June 30, 2008 and 2007, respectively.
     The minimum future base rentals under non-cancelable operating leases as of June 30, 2008 are as follows:

Year Ending December 31, 2008

2008 (six months)	$12,240
2009	21,997
2010	19,664
2011	16,382
2012	14,735
2013 and thereafter	49,969

Total future minimum base rentals	$134,987

     Minimum future rentals do not include amounts which are payable by certain tenants based upon certain reimbursable shopping center operating expenses. The tenant base includes national and regional chains and local retailers; consequently, our credit risk is concentrated in the retail industry. For the three and six months ended June 30, 2008 and 2007, no tenant exceeded 10% of rental revenues.
     The table above discloses the minimum future base rentals under the operating lease provisions that were in effect as of June 30, 2008. Certain tenants’ leases have provisions which allow the tenant to reduce or abate future rental payments if certain conditions are not met, including certain anchor spaces being operated and occupied. If these contingent future events occur, the Company may not receive a portion of the future minimum base rentals as disclosed above.

8. Due to Affiliates
     As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP Units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP Units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP Units have been issued. Based on the expected operating performance of the Harrisburg Mall, the fair value is estimated to be zero at June 30, 2008 and December 31, 2007.
     The reduction in the fair value estimate for the three months ended June 30, 2007 was $2,253 and has been reflected in interest and other income in the accompanying consolidated statements of operations. The liability increased $16 for the three months ended June 30, 2007 due to accretion of the fair value of the obligation, which has been recorded in interest expense. The decrease in our anticipated return which occurred during the quarter ended June 30, 2007 is due to delays in the timing of certain redevelopment plans, higher than previously expected construction costs and a reduction in the projected future net operating income of the property, which is due to delays in leasing activity. The fair value of this obligation is estimated by management on a quarterly basis.
9. Stockholders’ Equity
     Our authorized capital stock consists of 250,000,000 shares, $.01 par value, consisting of up to 200,000,000 shares of common stock, $.01 par value per share and up to 50,000,000 shares of preferred stock, $.01 par value per share. As of June 30, 2008 and December 31, 2007, 12,992,537 and 13,018,831 shares of common stock were issued and outstanding, respectively.
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
     Under the terms of the Articles Supplementary relating to the Series A Preferred Stock, at all times during which the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock have the right to elect one person to serve as a director of our company. In addition, in the event that beginning on March 31, 2008 (upon public release of the unaudited interim financial statements for such date) and each March 31 thereafter, if our fixed charge coverage ratio measured on a trailing 12 month basis shall be less than 1.20 to 1.00 or our capitalization ratio shall be less than 0.75 to 1.00, the holders of the Series A Preferred Stock shall have the right to elect one additional member to our board of directors. We did not meet the fixed charge coverage ratio of 1.20 to 1.00 as of March 31, 2008. Accordingly, effective May 2008 the holders of the Series A Preferred Stock elected Mr. Thomas H. McAuley and Thomas McGuinness to our board of directors. We did not make our second quarter preferred dividend payment due July 15, 2008 – see Subsequent Events footnote.
     Stock Repurchase
     On November 12, 2007, we announced that our board of directors authorized the repurchase of up to 3,000,000 shares of our issued and outstanding common stock, par value $0.01 per share. We announced on April 11, 2008 that, based on the current market conditions, we do not plan on using our current liquidity to repurchase shares. As of June 30, 2008 there have been no share repurchases made under this program.

10. Minority Interest
     As of June 30, 2008 and December 31, 2007, minority interest relates to the units of limited partner interests in our operating partnership that are not owned by us, which were approximately 9.8% of our fully-diluted common equity. In conjunction with our formation, certain persons and entities contributing ownership interests in our predecessor to the operating partnership received units. Limited partners who acquired units in our formation transactions have the right, commencing on or after December 16, 2005, to require our operating partnership to redeem part or all of their units for cash or, at our option, an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those units in exchange for shares of our common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends, and issuance of stock rights, specified extraordinary distributions or similar events. If we elect to exchange OP units for shares of common stock, we will initially issue such shares in a transaction that is not required to be registered under the Securities Act of 1933. As a consequence, such shares will be subject to resale restrictions required under such Act. Under the registration rights agreement to which the holders of OP units are parties, we are obligated, during the period of time that we are eligible to use Form S-3 registration statements, to register the resale of any shares of common stock that may be issued to such holders upon the exchange of their OP units. At June 30, 2008, there were 1,414,618 operating partnership units outstanding with a fair market value of $1,542, based on the price per share of our common shares on such date.
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
     At June 30, 2008, we have commitments to make tenant improvements and other estimated capital expenditures in 2008 in the amount of approximately $5,000. In addition, in connection with leases that have been signed through June 30, 2008, our commitments for redevelopment and renovation costs are $6,200 for the remainder of 2008 and $1,200 for 2009. In addition we expect to incur additional redevelopment and renovation costs (primarily at Northgate Mall and Stratford Square Mall) of an estimated $7,600 in 2008 and $14,200 in 2009.
     In connection with the formation transactions, we entered into tax protection agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property by us, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss with respect to certain amounts of our debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability (approximately $5,200 at June 30, 2008 and December 31, 2007) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year-ends thereafter.
     We also have agreed to maintain approximately $10,000 of indebtedness and to offer the contributors the option to guarantee $10,000 of the operating partnership’s indebtedness, in order to enable them to continue to defer certain tax liabilities. The obligation to maintain such indebtedness extends to 2013, but will be extended by an additional five years for any contributor that holds (together with his affiliates) at that time at least 25% of the initial ownership interest in the operating partnership issued to them in the formation transactions. As of June 30, 2008, Feldman Partners, LLC, an affiliate of Larry Feldman, guarantees $8,000 of the loan secured by the Stratford Square Mall.
     In October 2007, Mr. Feldman, entered into a letter agreement with us pursuant to which he agreed to step down as our chief executive officer. He remains chairman of the board of directors and was employed by us to focus primarily on leasing. Under the terms of the letter agreement, Mr. Feldman agreed to forego any severance payments arising out of his change of status, unless his employment with us is terminated (without cause) on or prior to May 31, 2008.

     On May 30, 2008, Mr. Feldman notified the Company of his decision not to continue as an employee of the Company, effective on such date, and claimed the right to receive severance payments under this employment agreement. The Company informed Mr. Feldman of its view that his employment agreement requires 30 days advance notice of employment termination and therefore Mr. Feldman was not entitled to receive severance payments under his employment agreement. Mr. Feldman disputed this position and, over the next several weeks, the Company and Mr. Feldman attempted to negotiate a mutually acceptable resolution. On June 26, 2008, Mr. Feldman served a Demand for Arbitration on the Company in an effort to resolve this matter through an arbitration proceeding.
      On July 10, 2008, we reached an agreement in principle with Mr. Feldman, relating to his departure as an employee of the Company and certain related matters.
     The agreement in principle reached between us and Mr. Feldman covers the following principal matters:
•	Mr. Feldman will no longer continue as an employee of the Company, but will remain Chairman of the Board.

•	The severance payment due Mr. Feldman under his employment agreement will be reduced from $3,000 to $1,900 and will be payable on the following schedule: $600 on December 1, 2008 and $100 on the first of each month thereafter until the $1,900 is paid in full. Late payments will carry interest at the rate of 12% per annum.

•	Mutual releases will be exchanged between the Company and Mr. Feldman.

•	The payment due to Mr. Feldman and certain of his affiliates under his tax protection agreement relating to the sale of Foothills Mall will be reduced from an estimated $3,300 to $2,100. The tax protection agreement will be amended to provide that the reduced tax protection payment due Mr. Feldman and certain of his affiliates on the sale of Foothills and the tax protection payment due to Mr. Feldman and certain affiliates on the sale of the Harrisburg Mall (estimated to be approximately $100) will be payable by the Company not only on any taxable disposition of the Foothills Mall or Harrisburg Mall (which is required under the existing tax protection agreement), but also in any taxable or tax deferred merger or sale of the Company. The payments due Mr. Feldman and certain of his affiliates under his tax protection agreement will be secured by a pledge of the proceeds received by the Company from the sale of the Foothills Malls.

•	As required under his employment agreement, the Company will reimburse Mr. Feldman for his costs and expenses arising out of the above matters.

•	The time period for the Company to register the resale of shares of common stock received in exchange for OP units held by Mr. Feldman and certain of his affiliates under his existing registration rights agreement will be extended to November of 2009. Such registration will only be required if such registration is requested by Mr. Feldman and if the Company remains required to file periodic reports under the Securities Exchange Act of 1934, as amended.

•	The arbitration proceeding will be terminated.

     There can be no assurance the agreement in principle will result in the execution of a definitive agreement between the Company and Mr. Feldman.
     For the three months ended June 30, 2008, we have accrued the cash settlement for Larry Feldman totaling $1,900.
12. Investments in Unconsolidated Partnerships
     Foothills Mall
     During February 2006, we entered into a contribution agreement with a subsidiary of Kimco in connection with the Foothills Mall. Under the terms of the contribution agreement, we contributed the Foothills Mall to a limited liability company at an agreed value of $104,000, plus certain closing costs (the “Foothills joint venture”). The transaction closed on June 29, 2006. We accounted for the transaction as a partial sale of real estate, which resulted in us recognizing a gain of $29,397. Pursuant to the terms of the contribution agreement, we received approximately $38,900 in net proceeds from the transaction. Because we received cash in excess of our net basis contributed to the Foothills joint venture, we recorded negative carrying value of our investment in the amount of $4,450.

     On the closing date, the Foothills joint venture extinguished the existing first mortgage loan totaling $54,750 and refinanced the property with an $81,000 non-recourse first mortgage loan. The $81,000 first mortgage loan matures in July 2016 and bears interest at 6.08%. The loan may not be prepaid until the earlier of three years from the first interest payment or two years from date of loan syndication and has no principal payments for the first five years and then loan principal amortizes on a 30-year basis thereafter. The mortgage loan contains customary loan covenants and the Foothills joint venture is in compliance with all such covenants as of and for the period ended June 30, 2008. Simultaneous with the refinancing, Kimco contributed cash in the amount of $14,757 to the Foothills joint venture. Kimco will receive a preferred return of 8.0% on its capital from the Foothills Mall’s cash flow. Kimco may be required to make additional capital contributions to the Foothills joint venture for additional tenant improvements and leasing commissions, as defined in the limited liability company agreement, which in the aggregate shall not exceed $2,000. Upon the first to occur of a sale of the property or June 2010, Kimco will make an additional capital contribution to the Foothills joint venture in an amount equal to the unfunded portion (if any), which will be distributed to us. Upon a sale or refinancing of the Foothills Mall, Kimco is also entitled to receive a priority return of its capital together with any unpaid accrued preferred return. After certain adjustments, we are next entitled to receive an 8% preferred return on and a return of capital. Thereafter, all surplus proceeds will be split 20% to Kimco and 80% to us. Additionally, we agreed to serve as the managing member of the Foothills joint venture and will retain primary management, leasing and construction oversight, for which we will receive customary fees. We have determined the Foothills joint venture is not a VIE and account for our investment in the joint venture under the equity method.
     The Foothills joint venture agreement includes “buy-sell” provisions commencing in June 2008 for us and after May 2010 allowing either Foothills joint venture partner to acquire the interests of the other. Either partner to the Foothills joint venture may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the corresponding buy-out value. The Foothills joint venture agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties.
     As of June 30, 2008, the Foothills joint venture has commitments for tenant improvements, renovation costs and other estimated capital needs in the amount of approximately $960 in 2008. In addition, the Foothills joint venture is committed to spend approximately $580 in 2008 and $580 in 2009 and intends to fund them from operating cash flow and equity contributions to the partnership.
     Harrisburg Mall
     We have a 24% limited partnership interest and a 1% general partnership interest in Feldman Lubert Adler Harrisburg, LP (the “partnership”). The partnership purchased the Harrisburg Mall on September 29, 2003.
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from the predecessor and its joint venture partner. The mortgage loan is a line of credit with a maximum commitment of $50,000. The mortgage loan bears interest at a rate of LIBOR plus 1.625% per annum. The effective rates on the loan at June 30, 2008 and December 31, 2007 were 4.477% and 6.277%, respectively. The loan matured in March 2008. The mortgage lender has extended the loan through August 15, 2008 and has issued us a term sheet that, among other provisions, would allow for the loan to be extended until October 2010, increase the floating interest rate to 250 basis points over LIBOR. The partnership has not repaid the loan and continues to negotiate the term sheet. The mortgage loan presently has a limited recourse of $5,000 of which our joint venture partner is liable for $3,150 or 63% and we are liable for $1,850 or 37%. In addition, the partners would contribute equity equal to the amount of their $5,000 recourse to the partnership for current capital requirements and the lender would waive further recourse.
     The balance outstanding under the loan was $49,750 as of June 30, 2008 and December 31, 2007. We are required to maintain cash balances with the lender averaging $5,000. If the balances fall below $5,000 in any one month, the interest rate on the loan increases to LIBOR plus 1.875%.
     The partnership agreement for the partnership includes a “buy-sell” provision allowing either joint venture partner to acquire the interests of the other. Either partner may initiate a “buy-sell” proceeding, which may enable it to acquire the interests of the other partner. However, the partner receiving an offer to be bought out will have the right to buy out such offering partner at the corresponding buy-out valuation. The partnership agreement does not limit our ability to enter into real estate ventures or co-investments with other third parties. However, the agreement restricts our ability to enter into transactions relating to the partnership with our affiliates without the prior approval of our joint venture partner.
     Under the terms of the joint venture, we are generally responsible for funding 25% of the capital contributions required for the venture. As of June 30, 2008, we had funded $13,300 and our joint venture partner funded $17,100 of the capital contributions made to the joint venture. As of June 30, 2008, we estimate that completion of the redevelopment project for this property will require total additional capital contributions of approximately $10,000.
     We are in a dispute with our joint venture partner relating to the scope of the redevelopment plan for this project. Our joint venture partner has notified us that it believes that certain aspects of the last phase of the development plan were not approved in accordance with the joint venture agreement and as a result has claimed that we are responsible for 100% of the funding required for this part of the project. We continue to seek to develop a mutually acceptable solution for this issue. Through June 30, 2008, we have funded $5,700 above our 25% capital contribution requirement for these redevelopment projects.
     Whether or not we resolve this dispute, the joint venture that owns the Harrisburg Mall will be required to raise additional capital to enable us to continue the construction activities that are necessary for us to complete the current project. Any alternative capital raising must be coordinated with the joint venture’s efforts to extend the first mortgage loan for this property. There can be no assurances that we will be successful in resolving our dispute with our joint venture partner or raising alternative capital. If we are unsuccessful, liens may be placed on the property, tenants may exercise lease default or lease termination notices and the joint venture may be unable to extend or refinance the mortgage loan.
     As of June 30, 2008, the partnership has commitments for tenant improvements and other estimated capital expenditures in the amount of approximately $200 to be incurred in 2008 and intends to fund them from operating cash flow. The partnership has additional renovation cost commitments of approximately $2,838 in 2008 and $7,169 in 2009.
     One of the partnership’s tenants at this property, Panera Bread, which has executed a new lease to cover approximately 4,200 square feet of newly developed restaurant space at the this property, has notified us that it is considering sub-letting this space to another retailer. Under its lease, Panera Bread has the right to sublet this space, subject to our reasonable approval. The subletting of this space could delay the opening of the restaurant that will ultimately occupy this space. Under the lease with Barnes & Noble at this property, a delay in the opening of a suitable restaurant in the Panera Bread location could result in Barnes & Noble exercising its right under its lease to convert its fixed rate rent into a percentage rent formula and ultimately could give Barnes & Noble the right to terminate its lease at this property. We have obtained a waiver from Barnes & Noble with respect to this co-tenancy provision in exchange for a reduction in minimum base rent of $50 per annum until the violation is cured.
     One of the partnership’s anchor tenants totaling approximately 188,000 square feet, Boscov’s, has filed for Chapter 11 bankruptcy protection. The store is currently open and the joint venture received notification from the bankruptcy court that the store would begin liquidating merchandise in August. The store is expected to be closed on October 15, 2008 and prior to that date, Boscov’s will reject the lease or sell the lease to another retail operator. If the store closes, and we are unable to replace the tenant, certain co-tenancy provisions in leases with other tenants could be triggered which would allow such other tenants to reduce or abate their current rent and possibly vacate the property.
     One of our tenants, Sega Game Works (“Sega”), has notified the partnership that they are terminating their lease with the partnership and seeking damages, including the costs they have incurred for the building, legal costs and lost profits. The lease was terminated since the partnership was unable to provide financial assurances that were satisfactory to Sega to fund the balance of their tenant allowance which totals $1,400.
     As of June 30, 2008, management’s review identified that an impairment of the Harrisburg Mall property existed as the property’s carrying value exceeded its estimated fair value.  The result of the Company’s analysis resulted in a $27,916 property level impairment which the Partnership recorded on this property during the three months ended June 30, 2008.  The Company recorded its pro-rata share of this impairment of $6,979 as a component of equity in loss during the three months ended June 30, 2008.  Thereafter, the Company reviewed its remaining carrying value of its investment in the Partnership.  Based on management’s estimate of projected cash flows that the Company would receive from this investment, the Company determined that their investment in the Partnership was not recoverable.   Therefore, the Company recorded an additional impairment charge of $8,932 during the three months ended June 30, 2008 to state its investment in this venture at estimated fair value.  In addition, the Company has a limited guaranty on the Partnership’s debt for which the Company will have to fund up to $1,850 in the event that the Partnership does not have sufficient capital to repay the full outstanding balance due to the lender.  The Company has determined that the funding of this guaranty is probable as of June 30, 2008 and therefore the Company has accrued for this contingent payment as a component of the impairment loss recognized on this investment during the three months ended June 30, 2008.

     Colonie Center Mall
     On August 9, 2006, we announced that we entered into a joint venture agreement with a subsidiary of Heitman LLC (“Heitman”) in connection with the Colonie Center Mall. On September 29, 2006, we completed the joint venture with Heitman. Under the terms of the Contribution Agreement, we contributed the property to FMP Colonie LLC, a new Delaware limited liability company (the “Colonie joint venture”). Heitman’s contribution of $47,000 to the venture represents approximately 75% of the equity in the Mall. The Company’s contribution to the venture was valued at approximately $15,667, representing approximately 25% of the equity in the property. In addition, we have made preferred capital contributions of approximately $10,291 as of December 31, 2007 and June 30, 2008. We have also agreed to a cost guarantee related to certain redevelopment costs of the property’s redevelopment project totaling approximately $56,000. To the extent these costs exceed $56,000, our preferred equity contributions will be recharacterized as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and a return of its invested equity capital. We estimate that this project will experience approximately $12,000 of hard cost overruns. We have secured the balances of these cost overruns with a $10,250 letter of credit from our $30,000 secured line of credit. During June 2008, in connection with completing the redevelopment project, $5,127 was drawn with $5,123 remaining outstanding under the letter of credit. We anticipate the remaining $5,123 of the letter of credit will be drawn during the third quarter.
     We accounted for our contribution to the Colonie joint venture as a partial sale of the real estate and, due to our continuing involvement in the property, deferred the $3,515 gain. This deferred gain is recorded as a liability in our consolidated balance sheet.
     The LLC Agreement between us and Heitman allows a buy-sell process to be initiated by us at any time on or after January 30, 2010 or by Heitman at any time on or after November 1, 2010. There are additional provisions regarding disputes, defaults and change in management that allow Heitman to initiate a buy-sell process. The member initiating the buy-sell must specify a total purchase price for the property and the amount of the purchase price that would be distributed to each of the two members, with the allocation of the total purchase price being subject to arbitration if the parties disagree. The member receiving the buy-sell notice must elect within 60 days to either allow the initiating member to purchase the recipient’s interest in the Colonie joint venture or to purchase the initiating member’s interest in the joint venture for the corresponding value stated in the notice.
     In connection with the recapitalization of the property, the Colonie joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum loan commitment of $109,800 and repaid an existing $50,766 mortgage loan on the property. On February 13, 2007, the Colonie joint venture borrowed an additional $50,055 under the Loan and on February 27, 2007, the Loan was increased by $6,500 to $116,300. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. In connection with the Loan, the Colonie joint venture entered into a two-year interest rate protection agreement fixing the initial $50,766 of the Loan at all-in interest rate of 6.84%. The Colonie joint venture has entered into a LIBOR-based interest rate cap agreement on notional amounts ranging from $21,233 in October 2006 to $59,054 through October 2008 for anticipated borrowings related to capital expenditures. The LIBOR caps range from 5.75% to 6.25%. The Loan is an interest only loan with no lockout period. The Loan contains certain financial covenants requiring the joint venture to maintain certain financial debt service coverage ratios, among other requirements. The Loan requires that the joint venture to maintain a minimum debt service coverage ratio during the initial term of the Loan and, if the joint venture fails to meet the required ratio, cash flow to us is restricted. As of June 30, 2008, we did not meet the debt service coverage ratio and cash flow from this property is currently unavailable to the Colonie joint venture; however if and when we satisfy the ratio, the cash flow will be released to us. The loan may be extended beyond October 2008, subject to satisfaction of certain financial covenants and other customary requirements for up to two additional years. Based upon the mall’s current performance, we do not meet these financial covenants and therefore we will not satisfy the conditions to extend the loan at the current available balance. Based on the historical performance of the property, the lender has informed us that the joint venture would be required to re-pay approximately $50,000 of the loan balance to obtain the extension. We are in the process of negotiating a modification or waiver of the covenants and loan extension with the current lender prior to the maturity date. We manage the property and receive customary management and construction fees in accordance with our joint venture agreement with Heitman, however, during July 2008, the partnership has engaged Jones Lang LaSalle to lease the property and we not receive additional leasing commissions for new tenant activity.
     The Colonie joint venture has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of approximately $13,248 to be incurred during the balance of 2008. The Colonie joint venture intends to fund these commitments from loan proceeds and operating cash flow.
     We are the managing member of the Colonie joint venture and continue to be responsible for the management and construction of the property and charge customary market fees for such services.

     One of the joint venture’s anchor tenants totaling approximately 225,000 square feet, Boscov’s, has filed for Chapter 11 bankruptcy protection. The store is currently open and the store was not included on the initial store closing list. If the store was to close, and we were unable to replace the tenant, certain co-tenancy provisions would allow tenants to reduce their current rent and possibly vacate the property.
     As of June 30, 2008, management’s review identified that an impairment of its investment in Colonie existed as the investments carrying value was estimated to be unrecoverable.  Therefore, the Company estimated the fair value of this investment based on a discounted cash flow analysis of the distributions the Company would expect to receive on this investment in future periods.  The result of the Company’s estimated fair value analysis resulted in a $15,284 impairment which we recorded on this investment for the three months ended June 30, 2008.
     Condensed combined balance sheets for our unconsolidated joint ventures are as follows:

	June 30, 2008	December 31, 2007
Investment in real estate, net	$315,857	$333,463
Receivables including deferred rents	4,982	4,308
Other assets	28,905	31,853

Total assets	$349,744	$369,624

Mortgage loans payable	$244,353	$233,225
Other liabilities	42,670	52,608
Owners’ equity	62,721	83,791

Total liabilities and owners’ equity	$349,744	$369,624

The Company’s share of owners’ equity	$16,148	$21,283
     Condensed combined statements of operations for our unconsolidated joint ventures are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$9,916	$9,102	$20,224	$18,212
Operating and other expenses	(5,674)	(4,829)	(11,393)	(9,973)
Interest expense (including the amortization of deferred financing costs)	(3,284)	(3,132)	(6,872)	(6,191)
Impairment loss on long-lived assets	(27,916)	—	(27,916)	—
Depreciation and amortization	(3,577)	(2,644)	(6,913)	(5,748)

Net loss	$(30,535)	$(1,503)	$(32,870)	$(3,700)

The Company’s share of net loss	$(7,589)	$(300)	$(8,168)	$(655)
     The difference between our investments in unconsolidated joint ventures and our share of the owners’ equity is due primarily to (i) the suspension of losses recognized related to the Foothills joint venture (note 2), (ii) net amounts receivable from and preferred equity investment in the joint ventures that are included in investments in unconsolidated real estate partnerships in the consolidated balance sheets and (iii) the impairment charges related to the recoverability of our investment in the Colonie Center and Harrisburg Mall joint ventures.
     The composition of our investment in unconsolidated real estate partnerships is as follows:

	June 30, 2008	December 31, 2007
Harrisburg Mall	$220	$12,415
Colonie Center	21,450	31,206
Foothills Mall	185	62

Total	$21,855	$43,683

13. Fair Value of Financial Instruments
     As of June 30, 2008 and December 31, 2007, the fair values of our mortgage loans payable were approximately the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities. The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, and accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

14. Financial Instruments — Derivatives and Hedging
     The following summarizes the notional and fair value of our derivative financial instruments at June 30, 2008. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair
	Value	Rate	Date	Date	Value (1)
Interest Rate Swap	$75,000	4.91%	1/2008	1/2011	$(1,915)
Interest Rate Swap	29,500	5.50%	6/2007	5/2010	(971)

(1)	-	Derivative valuations as of June 30, 2008 in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any significant fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.
     On June 30, 2008, the fair values of the derivative instruments were recorded in other assets and accounts payable, accrued expenses and other liabilities. Over time, the unrealized loss of $2,758 held in accumulated other comprehensive loss will be reclassified into operations as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $2,210 will be reclassified between accumulated other comprehensive loss and earnings within the next 12 months.
     We hedge our exposure to variability in anticipated future interest payments on existing variable rate debt.
15. Subsequent Events
     On July 10, 2008, the Board determined not to declare the quarterly dividend payable on the outstanding shares of the Series A Preferred Stock. Under the terms of the Series A Preferred Stock, holders are entitled to receive cash dividends at a rate per annum of 6.85% on the $25.00 liquidation preference per share $50,000 in liquidation preference in the aggregate) of the Series A Preferred Stock, payable quarterly, typically on January 15th, April 15th, July 15th and October 15th of each year, but only when, as and if declared by the Board out of funds legally available for the payment of the dividends. The undeclared dividend (amounting to an aggregate of $854) was accrued as of June 30, 2008.
     On July 30, 2008, we did not make a scheduled quarterly interest payment on our junior subordinated debt obligation (the “junior notes”) totaling $620. The payment is delinquent and if the payment is not paid within 30 days of the scheduled payment date, the junior notes will be in default and the trustee under the indenture relating to junior notes will have the right to declare the outstanding principal amount of the junior notes, together with any accrued and unpaid interest to be immediately due and payable. We have made the quarterly interest payment within the 30-day cure period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a fully integrated, self-administered and self-managed real estate company formed in July 2004 to continue the business of our predecessor to acquire, renovate and reposition shopping malls. Our investment strategy is to reposition underperforming or distressed malls into physically attractive and profitable Class A or near Class A malls through comprehensive renovation and repositioning efforts aimed at increasing shopper traffic and tenant sales. Through these renovation and repositioning efforts, we expect to raise occupancy levels, rental income and property cash flow.
     We derive revenues primarily from rent and reimbursement payments received by our operating partnership from tenants under existing leases at each of our properties. Our operating results, therefore, will depend materially on the ability of our tenants to make required payments and overall real estate market conditions. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business for a reasonable period of time. As of June 30, 2008, the following conditions have created uncertainty about the Company’s ability to continue as a going concern.
Going Concern Consideration
     As of June 30, 2008, we had approximately $7.5 million in cash and cash equivalents on hand and currently no availability to us under our in place financing arrangements. For the six month period ended June 30, 2008 we used approximately $7.6 million of cash in operating activities. Additionally as discussed in note 15, we did not make the scheduled July 30, 2008 interest payment related to our junior subordinated debt obligations, however we have made the payment within the 30-day cure period. Based on our second quarter operating results, slower than anticipated lease-up activities and certain tenant bankruptcies that occurred during the second and third quarters, the continuing unfavorable conditions of real estate financing markets and our assessment of the business environment for retailers for the balance of 2008, management does not believe that the Company will achieve positive cash flow by the fourth quarter of 2008 or 2009. Accordingly, management believes that in order to address these conditions in order for the Company to continue to operate as a going concern over the remainder of 2008, the Company will need (i) to raise additional capital through selective property dispositions, property-level joint ventures, or issuance of additional long-term debt or equity or (ii) to achieve significant modifications to current debt agreements. The Company currently lacks commitments for any of the transactions contemplated above, and there can be no assurance that any of such transactions will be completed. If the Company is unable to raise sufficient additional capital or negotiate appropriate modifications to existing debt arrangements, the Company will be unable to fund its on-going operations beginning as early as the fourth quarter of 2008 and will be required to pursue other alternatives which may include bankruptcy filings. The current economic and business environment makes the achievement of any such transactions especially difficult. Any additional tenant bankruptcy filings or further decline in the business environment for retailers will harm our cash position and our ability to fund our operating needs.
Impairment Charges
     As further discussed in footnotes 2 and 12, during the three months ended June 30, 2008, we determined that our carrying cost for the Tallahassee Mall and for Colonie Center and the Harrisburg Mall have been impaired as follows ($ in millions) :

Tallahassee Mall impairment		$45.7
Equity in loss of Harrisburg Mall impairment		6.9
Impairment loss on investment in unconsolidated real estate partnerships:
Colonie Center	$15.3
Harrisburg Mall	10.8	26.1

Total impairment charge		$78.7

Trends that May Impact Future Operating Results
     Several trends affecting the U.S. economy in general and the retail sector in particular are impacting our business and our results of operations in future periods, including the following:

     The recovery in U.S. credit markets has yet to materialize, and the broader U.S. economy is beginning to feel the adverse impact of this lingering problem. In particular, we believe that these conditions have resulted in the following:
•	Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. These circumstances have materially impacted liquidity in the real estate debt markets, making financing terms for owners of retail properties less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, until conditions change, we expect debt financing and refinancing will be more difficult to obtain and our borrowing costs on new and refinanced debt will be more expensive compared to prior periods.

•	At the same time, constraints on capital are expected to reduce new development competition in certain of our marketplaces, which may delay the opening of some competitive projects near our existing properties.

•	Tighter lending standards and higher borrower costs have exerted downward pressure on the value and liquidity of real estate assets which will impact the values we could obtain for our properties in the case of their sale. These factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

•	Credit market conditions have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.

•	Adverse economic conditions and declining home prices in many regions have also impacted consumer spending, which in turn has caused a slow start to the 2008 retailing season. A number of large retailers, including three of our tenants, Boscov’s, Steve & Barry’s and Linens N’ Things as described below, have sought bankruptcy law protection during the second and third quarter and other filings may follow later in the year. In addition, a substantial number of retailers have reduced their growth plans for 2009 while others have announced store closures or delays in new store openings. These factors are expected to impact the pace of our leasing activity and the operating performance of our properties for the balance of 2008.

•	The increase in many global commodity prices purchased in U.S. dollars has led to higher than anticipated construction costs in our redevelopment projects.
     During the redevelopment and repositioning period, our properties tend to experience decreases in occupancy and net operating income. We experienced declines in occupancy and net income at our properties for the first six months of 2008 compared to the first six months of 2007 at these properties. For properties which have a majority of the redevelopment plans complete, we would normally expect these lower occupancy and operating income trends to improve as lease up of these properties progresses. However, we expect that adverse economic conditions will make achieving these gains unlikely.
          The following table sets forth information relating to larger tenants that have recently sought bankruptcy law protection during the second and third quarters of 2008:

	Colonie Center		Foothills Mall		Harrisburg Mall		Stratford Square Mall
		Minimum		Minimum		Minimum		Minimum
	Sq.	Base	Sq.	Base	Sq.	Base	Sq.	Base
	Feet	Rent	Feet	Rent	Feet	Rent	Feet	Rent
Boscov’s	225,000	$77,083	—	—	188,244	$15,000	—	—
Steve & Barry’s	25,095	$27,186	—	—	—	—	31,840	$21,227
Linens N’ Things	—	—	41,480	$38,023	—	—	—	—

Total	250,095	$104,269	41,480	$38,023	188,244	$15,000	31,840	$21,227

     Currently, all of these tenants remain open at each property, however, we expect these tenants may either close their stores during the third and fourth quarters of 2008, or we may be asked to reduce the current rent. We have received notification from Boscov’s they will close their store at the Harrisburg Mall in October 2008.
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
     Reimbursements from tenants related to real estate taxes, insurance and other shopping center operating expenses are recognized as revenue, based on the terms of the tenants’ leases, in the period the applicable costs are incurred. Lease termination fees, net of deferred rent and related intangibles, which are included in interest and other income in the accompanying consolidated statements of operations, are recognized when the related leases are cancelled, the tenant surrenders the space and the company has no continuing obligation to provide services to such former tenants.
     Additional revenue is derived from providing management services to our joint ventures, including property management, brokerage, leasing and development. Management fees are based upon a percentage of managed property cash receipts. Leasing and brokerage fees are earned and recognized in installments billed as follows: one-third upon lease execution, one-third upon delivery of the premises and one-third upon the commencement of rent. Development fees are earned and recognized over the time period of the development activity.
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
     The equity in net income or loss and other comprehensive income or loss from real estate joint ventures recognized by us and the carrying value of our investments in real estate joint ventures are generally based on our share of cash that would be distributed to us under the hypothetical liquidation of the joint venture, at the then book value, pursuant to the provisions of the respective operating/partnership agreements. In the case of FMP Kimco Foothills Member LLC, the joint venture that owns the Foothills Mall (the “Foothills joint venture”), we have suspended the recognition of our share of losses because we have a negative carrying value in our investment in this joint venture. In accordance with AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”) as amended by EITF 04-05, if and when the Foothills joint venture reports net income, we will resume applying the equity method of accounting after our share of that net income equals the share of net losses not recognized during the period that the equity method was suspended. Based on the impairment charge related to our investment, we will have a zero carrying value and will begin to suspend recognition of our share of losses from the Harrisburg joint venture.
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
     As of June 30, 2008, management’s review identified that there were impairments in its investments in the Harrisburg Mall and the Colonie Center as the investments’ carrying value exceeded their estimated fair value.  Management’s methodology for estimating the property’s fair value included estimating the expected future cash flow we would receive from these investments based upon the distribution provisions of the joint venture agreements as well as the underlying property’s current and projected operating cash flow, and estimated capitalization rates and discount rates.  The result of the Company’s analysis resulted in an aggregate loss of $33.0 million, which we recorded during the three months ended June 30, 2008.
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performs this review on all properties, including those wholly owned and owned by joint ventures. An impairment loss is recognized on investments in unconsolidated real estate partnerships when the impairment is deemed to be other than temporary. The Company considers an impairment as an other than temporary impairment when the carrying value is not considered recoverable based upon the evaluation of the severity and duration of the decline, among other factors. The estimation of fair value is based on the Company’s plans for the Property and the Company’s views on market and economic conditions using the results of discounted cash flow and other valuation techniques.
     The expected cash flows of a property are dependent on estimates and other factors which are subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other retail centers, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and other tenants, and (5) expected holding period. These factors could cause our expected future cash flows to change, and, to the extent impairments have occurred, the excess carrying value of the long lived assets of the property over its estimated fair value is charged against operations.
     During the three months ended June 30, 2008, certain events occurred impacting our estimated cash flows and related estimated fair value of the Tallahassee Mall, including (i) recent tenant vacancies included Dillard’s (an anchor tenant that occupied approximately 200,000 square feet) and Goody’s (a junior anchor that occupied approximately 66,000 square feet), (ii) the impact of related co-tenancy provisions that will result from these vacancies that will lower the mall’s occupancy and rental revenue and, (iii) the related estimated decrease in the property’s cash flow which is not projected to be sufficient to service current debt service and operating costs. We are unable to subsidize these cash short falls and while we continue to negotiate modifications with the current lender that would result in improved cash flow to the Company, we don’t believe that the mall will generate sufficient cash flow to recover our investment.
     Accordingly, as of June 30, 2008, management performed a review to estimate the fair value of the Tallahassee Mall property.  Management’s methodology for estimating the property’s fair value included estimating the property’s current and projected operating cash flow, performing market research on capitalization rates and discount rates for similar properties, which included discussions with several brokers, and preparing sensitivity analysis on the valuation models.  The result of the Company’s analysis resulted in a $45.7 million impairment charge to long lived assets of the property.
     Based on this write-down, our cost basis in the Tallahassee Mall is below the current principal balance that is outstanding on the Tallahassee non-recourse first mortgage of $44.2 million. If Company is unable to modify the terms of the mortgage that encumber the Tallahassee Mall property to reduce the burden of the debt service, the Company could remit the title to the property to the lender. This would relieve the Company of any further obligation under this non-recourse mortgage. To the extent that the outstanding principal balance exceeds the property’s basis, the Company could record a gain on the extinguishment of the debt in the period which the Company is relieved of its liability on this non-recourse mortgage.
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
     Results of Operations
     Overview
     The discussion below relates to our results of operations for the three and six months ended June 30, 2008. Throughout these periods discussed below, were engaged in comprehensive mall renovation and repositioning projects, including the Harrisburg Mall (“Harrisburg”), Stratford Square Mall (“Stratford”), Colonie Center Mall (“Colonie”), Northgate Mall (“Northgate”), Tallahassee Mall (“Tallahassee”) and Golden Triangle Mall (“Golden Triangle”). As a result, our results of operations for the three and six months ended June 30, 2008 may not be comparable to the corresponding period in 2007.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
     Revenues
     Rental revenues decreased approximately $385,000, or 5.0%, to $7.3 million for the three months ended June 30, 2008 compared to $7.7 million for the prior year period. The decrease is primarily due to rental revenue associated with our percentage rent and specialty leasing tenants relating to a decrease in sales. We anticipate that our rental revenues will continue to decrease due to the recently announced tenant bankruptcies noted above.
     Revenues from tenant reimbursements remained unchanged as reimbursable operating costs and real estate taxes did not increase significantly. We anticipate that our tenant reimbursement revenues will decrease due to the recently announced tenant bankruptcies noted above.
     Revenues from management, leasing and development services decreased approximately $447,000 to $428,000 for the three months ended June 30, 2008 compared to $875,000 for the prior year period. The decrease is primarily due to fewer development fees charged to the Colonie Center and Harrisburg Mall joint ventures since the majority of the renovation projects are nearing completion.
     Interest and other income decreased approximately $333,000 to $124,000 for the three months ended June 30, 2008 compared to $457,000 for the prior year period. The decrease is primarily due to fewer lease termination fees ($85,000), a decrease in income representing a return on preferred capital contribution to the Colonie joint venture ($191,000) and a decrease in interest and miscellaneous income of $57,000.
     Expenses
     Rental property operating and maintenance expenses increased $882,000, or 19.8%, to $5.3 million for the three months ended June 30, 2008 compared to $4.5 million for the prior year period. The increase over the prior year period include professional services provided by Brandywine Financial Services Corporation for project services ($413,000), bad debt expense ($258,000), security expense ($185,000), repairs and maintenance costs ($167,000), which were offset by a decrease in salaries and wages ($64,000), utilities ($45,000) and various other rental property operating and maintenance expenses ($32,000).
     Real estate taxes increased approximately $208,000, or 14.2%, to $1.7 million for the three months ended June 30, 2008 compared to $1.5 million for the prior year period. The increase in real estate taxes was primarily due to increased taxes at the Stratford Square Mall and Northgate Mall offset by a decrease in capitalized real estate taxes incurred during the construction period ($88,000).
     Interest expense increased $515,000, or 14.6%, to $4.0 million for the three months ended June 30, 2008 compared to $3.5 million for the prior year period. The increase is primarily due to an increase in interest on the Stratford mortgage ($381,000) offset by a decrease in financing fee amortization ($108,000) and a decrease in capitalized interest ($294,000).
     We recorded a loss on the early extinguishment of debt in the 2007 period in the amount of $379,000 in connection with the refinancing of the Stratford first mortgage. The loss represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid.
     Depreciation and amortization expense remained unchanged period over the prior year period.
     General and administrative expenses increased approximately $986,000, or 22.9%, to $5.3 million for the three months ended June 30, 2008 compared to $4.3 million for the prior year period. The increase was primarily due to the accrual of Larry Feldman’s severance payment of $1.9 million due to his departure as an employee of the Company and a decrease in capitalization of employee compensation relating to construction and leasing services ($151,000) offset by a decrease in severance costs of $325,000 in connection with the resignation of Lloyd Miller for the same period in 2007, decrease in personnel costs associated with the closing of the Phoenix office ($311,000), decrease in costs associated with special construction and lease audits ($249,000), and decreases in construction management, consulting, Sarbanes-Oxley related and other professional fees ($180,000).
     Impairment Charges on Consolidated Assets
     During the three months ended June 30, 2008, certain events occurred impacting our estimated cash flows and related estimated fair value of the Tallahassee Mall, including (i) recent tenant vacancies included Dillard’s (an anchor tenant that occupied approximately 200,000 square feet) and Goody’s (a junior anchor that occupied approximately 66,000 square feet), (ii) the impact of related co-tenancy provisions that will result from these vacancies that will lower the mall’s occupancy and rental revenue and, (iii) the related estimated decrease in the property’s cash flow which is not projected to be sufficient to service current debt service and operating costs. We are unable to subsidize these cash short falls and while we continue to negotiate modifications with the current lender that would result in improved cash flow to the Company, we don’t believe that the mall will generate sufficient cash flow to recover our investment.
     Management performed a review to estimate the fair value of the Tallahassee Mall property.  Management’s methodology for estimating the property’s fair value included estimating the property’s current and projected operating cash flow, performing market research on capitalization rates and discount rates for similar properties, which included discussions with several brokers, and preparing sensitivity analysis on the valuation models.  The result of the Company’s analysis resulted in an approximate $45.7 million impairment charge to long lived assets of the Property, which was recorded during the three months ended June 30, 2008.
     Other
     Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the losses of the joint ventures owning Harrisburg and Colonie. The equity in loss of unconsolidated real estate partnerships totaled $7.6 million for the three months ended June 30, 2008 as compared to $300,000 for the prior year period. In connection with assessing our investment in the Harrisburg Mall, we have determined that the investment in real estate in the Harrisburg Mall joint venture has been impaired. In determining the value of the investment in real estate in the Harrisburg Mall we considered (i) the recent bankruptcy filing by Boscov’s (an anchor tenant occupying approximately 188,000 square feet) and we have received notice from the bankruptcy court that the store will be closing in October 2008 (ii) the related co-tenancy provisions that will result from the Boscov’s vacancy will lower the mall’s rental revenue and occupancy and (iii) uncertainty regarding the mall’s ability to finance the current redevelopment obligations. Based on the conditions, management believes that the fair market value of the Harrisburg Mall has been impaired by $27.9 million for the three months ended June 30, 2008 has been reflected as an impairment charge in the condensed combined statements of operations for our unconsolidated joint ventures. The reduction in the value of investment in real estate in Harrisburg Mall for the three months ended June 30, 2008 has been reflected as equity in loss charge of $7.0 million in our consolidated statements of operations. We anticipate that our equity in loss of unconsolidated partnerships may increase due to the recently announced tenant bankruptcies noted above.
     As of June 30, 2008, we determined that the net carrying amounts of the investment in the unconsolidated real estate partnerships with Harrisburg Mall and Colonie Center were not recoverable from expected undiscounted cash flows from these unconsolidated real estate partnerships and recorded a total impairment charge of $26.1 million (Colonie Center $15.3 million and Harrisburg Mall $10.8 million). This impairment charge is shown as a separate line item on the consolidated statements of operations.
     Minority interest for the three months ended June 30, 2008 and 2007 represents the unit holders in our operating partnership, which represents approximately 9.8% of our loss.
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
     Revenues
     Rental revenues decreased approximately $103,000, or 0.7%, to $15.3 million for the six months ended June 30, 2008 compared to $15.4 million for the prior year period. The decrease is primarily due to rental revenue associated with our percentage rent and specialty leasing tenants relating to a decrease in sales offset by the increase in rental revenue associated with the theater at the Stratford Square Mall. We anticipate that our rental revenues will continue to decrease due to the recently announced tenant bankruptcies noted above.
     Revenues from tenant reimbursements remained unchanged as reimbursable operating costs and real estate taxes did not increase significantly. We anticipate that our tenant reimbursement revenues will decrease due to the recently announced tenant bankruptcies noted above.
     Revenues from management, leasing and development services decreased approximately $306,000 to $1.4 million for the six months ended June 30, 2008 compared to $1.7 million for the prior year period. The decrease is primarily due to fewer fees charged to the Colonie Center and Harrisburg Mall joint ventures since the majority of the renovation projects are nearing completion.

     Interest and other income decreased approximately $2.7 million to $373,000 for the six months ended June 30, 2008 compared to $3.1 million. The decrease was primarily due to a $2.3 million reduction in the 2007 first quarter in the estimated fair value of our obligation to the OP unit holders related to the Harrisburg partnership. The reduction was due primarily to lower estimated construction loan proceeds and projected delays in the sale of the property. In addition, we recorded an increase in income representing a return on preferred capital contributions to the Colonie joint venture ($191,000) in the prior year period offset by a decrease in lease termination fees ($85,000). The remaining change is due to a decrease in interest and miscellaneous income.
     Expenses
     Rental property operating and maintenance expenses increased $1.1 million, or 12.7%, to $9.9 million for the six months ended June 30, 2008 compared to $8.8 million for the prior year period. The increase over the prior year period include bad debt expense ($564,000), professional services provided by Brandywine Financial Services Corporation for project services ($413,000), security expense ($335,000), which were offset by a decrease in utilities ($174,000), and various other rental property operating and maintenance expenses ($21,000).
     Real estate taxes increased approximately $117,000, or 3.8%, to $3.1 million for the six months ended June 30, 2008 compared to $3.0 million for the prior year period. The increase in real estate taxes was primarily due to increased taxes at the Stratford Square Mall and Northgate Mall offset by a decrease in capitalized real estate taxes incurred during the construction period ($167,000).
     Interest expense increased $1.6 million, or 24.3%, to $8.2 million for the 2008 six months ended June 30, 2008 compared to $6.6 million for the prior year period. The increase is primarily due to an increase in interest on the Stratford mortgage ($989,000) and our secured line of credit ($131,000) offset by a decrease in capitalized interest ($519,000).
     We recorded a loss on the early extinguishment of debt in the 2007 period in the amount of $379,000 in connection with the refinancing of the Stratford first mortgage. The loss represents prepayment penalties and the write-off of deferred financing costs related to the existing mortgage that was repaid.
     Depreciation and amortization expense remained unchanged period over the prior year period.
     General and administrative expenses increased approximately $1.2 million, or 16.7%, to $8.4 million for the six months ended June 30, 2008 compared to $7.2 million for the prior year period. The increase was primarily due to the accrual of Larry Feldman’s severance payment of $1.9 million due to his departure as an employee of the Company, restructuring costs related to the closing of the Phoenix office ($357,000), a decrease in capitalization of employee compensation relating to construction and leasing services ($337,000) offset by decreases in construction management, consulting, Sarbanes-Oxley related and other professional fees ($627,000), a decrease in severance costs of $325,000 in connection with the resignation of Lloyd Miller for the same period in 2007, decrease in personnel costs associated with the closing of the Phoenix office ($311,000), and a decrease in costs associated with special construction and lease audits ($249,000).
     Impairment Charges on Consolidated Assets
     During the six months ended June 30, 2008, certain events occurred impacting our estimated cash flows and related estimated fair value of the Tallahassee Mall, including (i) recent tenant vacancies included Dillard’s (an anchor tenant that occupied approximately 200,000 square feet) and Goody’s (a junior anchor that occupied approximately 66,000 square feet), (ii) the impact of related co-tenancy provisions that will result from these vacancies that will lower the mall’s occupancy and rental revenue and, (iii) the related estimated decrease in the property’s cash flow which is not projected to be sufficient to service current debt service and operating costs. We are unable to subsidize these cash short falls and while we continue to negotiate modifications with the current lender that would result in improved cash flow to the Company, we don’t believe that the mall will generate sufficient cash flow to recover our investment.
     Management performed a review to estimate the fair value of the Tallahassee Mall property.  Management’s methodology for estimating the property’s fair value included estimating the property’s current and projected operating cash flow, performing market research on capitalization rates and discount rates for similar properties, which included discussions with several brokers, and preparing sensitivity analysis on the valuation models.  The result of the Company’s analysis resulted in a $45.7 million impairment charge to long lived assets of the Property, which was recorded during the six months ended June 30, 2008.

     Other
     Equity in loss of unconsolidated real estate partnerships represents our share of the equity in the earnings or losses of the joint ventures owning Harrisburg and Colonie. The equity in loss of unconsolidated real estate partnerships totaled $8.2 million for the six months ended June 30, 2008 as compared to $655,000 for the prior year period. At June 30, 2008, in connection with assessing our investment in the Harrisburg Mall, we have determined that the investment in real estate in the Harrisburg Mall joint venture has been impaired. In determining the value of the investment in real estate in the Harrisburg Mall we considered (i) the recent bankruptcy filing by Boscov’s (an anchor tenant occupying approximately 188,000 square feet) and we have received notice from the bankruptcy court that the store will be closing in October 2008 (ii) the related co-tenancy provisions that will result from the Boscov’s vacancy will lower the mall’s rental revenue and occupancy and (iii) uncertainty regarding the mall’s ability to finance the current redevelopment obligations. Based on the conditions, management believes that the fair market value of the Harrisburg Mall has been impaired by $27.9 million for the three months ended June 30, 2008 has been reflected as an impairment charge in the condensed combined statements of operations for our unconsolidated joint ventures. The reduction in the value of investment in real estate in Harrisburg Mall for the six months ended June 30, 2008 has been reflected as equity in loss charge of $7.0 million in our consolidated statements of operations. We anticipate that our equity in loss of unconsolidated partnerships may increase due to the recently announced tenant bankruptcies noted above.
     Impairment Charges on Unconsolidated Assets
     As of June 30, 2008, we have determined that our investments in Colonie Center and Harrisburg Mall have been impaired. The reduction in the value of our investment in these properties totaled $26.1 million (Colonie Center $15.3 million and Harrisburg Mall $10.8 million) for the six months ended June 30, 2008 and has been reflected as an impairment charge in our consolidated statements of operations.
     Minority interest for the six months ended June 30, 2008 and 2007 represents the unit holders in our operating partnership which represents approximately 9.8% of our income.
Cash Flows
     Comparison of the Six Months ended June 30, 2008 to the Six Months ended June 30, 2007
     Cash and cash equivalents were $7.5 million and $4.0 million at June 30, 2008 and 2007, respectively, and were $28.0 million at December 31, 2007.
     Cash used in operating activities totaled $7.6 million for the six months ended June 30, 2008, as compared to $1.0 million for the prior year period. The increase in cash flow used in operating activities is primarily due to the increase in higher interest expense totaling approximately $1.6 million, general and administrative costs totaling $1.2 million, and rental operating and maintenance costs of $1.1 million. The remaining increase is due to the timing of the payment of accounts payable and other liabilities offset by a decrease in accounts receivable and other operating assets, as set forth in the consolidated statement of cash flows.
     Net cash used in investing activities decreased to $15.7 million for the six months ended June 30, 2008 as compared to $29.6 million for the prior year period, as our real estate development expenditures decreased by $19.1 million. In the prior year period, we were completing the construction of our theater at the Stratford Square Mall which opened in July 2007. In the current year we used $1.7 million from our Stratford loan escrow account to fund additional capital projects at the property. In the current year period, cash advances to our joint ventures totaled $10.6 million compared to $4.3 million in the prior year period primarily due additional contributions made to our Colonie Center Mall and Harrisburg Mall in order to continue funding the ongoing redevelopment projects at the property.
     Net cash provided by financing activities totaled $2.8 million for the six months ended June 30, 2008 as compared to cash provided by financing activities totaling $21.5 million for the prior year period. During the six months ended June 30, 2008, net cash from financing activities was provided by draws on the outstanding line of credit ($5.1 million) and we paid dividends and distributions of $1.4 million. During the six months ended June 30, 2007, net cash from financing activities was provided by draws on our secured line of credit ($13.0 million), the sale of our Series A preferred stock ($14.8 million, net) and the refinancing of the mortgage on Stratford Square ($4.4 million, net of fees and escrows). We paid cash dividends and distributions in the 2007 period totaling $6.6 million.

Liquidity and Capital Resources
     Overview
     As of June 30, 2008, we had approximately $7.5 million in cash and cash equivalents on hand. At June 30, 2008, our total consolidated principal indebtedness outstanding was approximately $277.3 million, or 74.2% of our total assets.
     In light of current market conditions and to preserve current liquidity, subsequent to our first quarter 2007 dividend, our board of directors has suspended the payment of our common stock dividend and does not expect to declare any additional common stock dividends in the foreseeable future, except as may be required to maintain our REIT status. In addition, on July 10, 2008, the Board determined not to declare the quarterly dividend payable on the outstanding shares of the Series A Preferred Stock. Under the terms of the Series A Preferred Stock, holders are entitled to receive cash dividends at a rate per annum of 6.85% on the $25.00 liquidation preference per share ($50 million in liquidation preference in the aggregate) of the Series A Preferred Stock, payable quarterly, typically on January 15th, April 15th, July 15th and October 15th of each year, but only when, as and if declared by the Board out of funds legally available for the payment of the dividends. The undeclared dividend (amounting to an aggregate of $854,000) was accrued as of June 30, 2008.
     On July 30, 2008, we did not make a scheduled quarterly interest payment on our junior subordinated debt obligation (the “junior notes”) totaling $620,000. The payment is delinquent and if the payment is not paid within 30 days of the scheduled payment date, the junior notes will be in default and the trustee under the indenture relating to junior notes will have the right to declare the outstanding principal amount of the junior notes, together with any accrued and unpaid interest to be immediately due and payable. We have made the quarterly interest payment within the 30-day cure period.
     We are also negotiating with the loan servicer at the Tallahassee Mall (i) to defer certain current debt service obligations in order to have the property-level operating cash flow service the current loan without requiring the company to fund cash shortfalls, and (ii) extended the maturity date of the loan to July 2010.
     Short-Term Liquidity Requirements
     Our principal short-term liquidity needs include general and administrative expenses, property operating expenses, capital expenditures, interest on borrowings. Our properties require periodic investments for tenant-related capital expenditures, tenant improvements and leasing commissions. As of June 30, 2008, we have commitments to make tenant improvements and other recurring capital expenditures at our portfolio in the amount of approximately $5.0 million to be incurred during the six months ended December 31, 2008.
     In addition to such periodic recurring capital expenditures, tenant improvements and leasing commissions, we are also obligated to make expenditures for completion of redevelopment and renovation of our properties. As of June 30, 2008, in connection with leases currently signed and anticipated leases to be signed during 2008, our commitments for redevelopment and renovation costs are $6.2 million through December 31, 2008. In addition we expect to incur additional redevelopment and renovation costs (primarily at Northgate Mall and Stratford Square Mall) of an estimated $7.6 million during the six months ended December 31, 2008 and $14.2 million in 2009. A majority of our 2008 redevelopment and renovation costs will be funded by our capital escrow accounts maintained for the Stratford Square redevelopment. In addition, capital requirements at Harrisburg Mall, Colonie Center and Foothills Mall, are described below:
     Harrisburg Mall. As of June 30, 2008, the joint venture owning the Harrisburg Mall has commitments for tenant improvements and other capital expenditures in the amount of $200,000 to be incurred in 2008. The joint venture intends to fund these commitments from operating cash flow and cash on hand. The joint venture has begun the last phase of the renovation of the Harrisburg Mall that will have an anticipated cost of approximately $37.3 million. The joint venture incurred $27.1 million through June 30, 2008 and anticipates that project completion will require an additional $10.2 million during 2008 and 2009.
     Under the joint venture agreement for the Harrisburg Mall, we are responsible for 25% of any necessary equity contributions. However, as noted under [“Properties — Harrisburg Mall — Joint Venture and Financing”], we are currently in a dispute with our joint venture partner for this mall relating to the scope of the redevelopment plan for this project. Our joint venture partner has notified us that it believes that certain aspects of the last phase of the development plan were not approved in accordance with the joint venture agreement and as a result has claimed that we are responsible for 100% of the funding required for this part of the project. We are continuing to seek to develop a mutually acceptable solution for this issue. Through June 30, 2008, we have funded $5.7 million above our 25% capital contribution requirement for these redevelopment projects.
     Whether or not we resolve this dispute, we anticipate that , the joint venture that owns the Harrisburg Mall will be required to raise the additional capital needed to complete this project. Any alternative capital raising must also be coordinated with the joint venture’s efforts to extend the first mortgage loan for this property which matured in March 2008 and subsequent extension expired on May 15, 2008. See “Mortgage Loans — Harrisburg Mall Joint Venture.” There can be no assurances that we will be successful in resolving our dispute with our joint venture partner or raising alternative capital. If we are unsuccessful, liens may be placed on the property, tenants may exercise lease default or lease termination notices and the joint venture may be unable to extend or refinance the mortgage loan.
     One of the joint venture’s anchor tenants totaling approximately 188,000 square feet, Boscov’s, has sought protection under federal bankruptcy laws. The store is currently open and the joint venture received notification from the bankruptcy court that the store would be liquidating merchandise in August. The store will be closed on October 15, 2008 and Boscov’s will reject the lease or sell the lease to another retail operator. Once the store closes, and we are unable to replace the tenant, certain co-tenancy provisions would allow tenants to reduce their current rent and possibly vacate.
     One of our tenants, Sega Game Works (“Sega”), has notified the partnership that they are terminating their lease with the partnership and seeking damages, including the costs they have incurred for the building, legal costs and lost profits. The lease was terminated since the partnership was unable to provide financial assurances that were satisfactory to Sega to fund the balance of their tenant allowance which totals $1.4 million.
     As indicated above, as of June 30, 2008, we have determined that our investment in Harrisburg Mall has been impaired and we have reflected this impairment charge in our consolidated statements of operations.
     Colonie Center. As of June 30, 2008, the joint venture owning the Colonie Center Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $13.2 million, which will be spent during the six months ended December 31, 2008. The joint venture intends to fund these commitments from additional borrowing on an existing construction loan commitment, and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements. In addition, we are required to fund 100% of any renovation hard cost overruns, as defined by the joint venture contribution agreement. Subsequent to the closing of the joint venture, we contributed additional equity totaling $16.7 million, most of which was used to fund such cost overruns, and have also issued a $10.25 million letter of credit against our unsecured line of credit. During June 2008, in connection with completing the redevelopment project, $5.13 million was drawn with $5.12 million remaining outstanding under the letter of credit. We anticipate the remaining $5.12 million of the letter of credit to be drawn during the third quarter. We do not expect additional significant equity contributions will be required in the short or long term. We have agreed to guarantee that certain property redevelopment project costs will not exceed $56.0 million. To the extent these costs exceed $56.0 million, our preferred equity contributions and any funds drawn from our letter of credit, will be reclassified as subordinated capital contributions. These subordinated equity contributions may not be distributed to us until our joint venture partner receives a 15% return on and a return of its invested equity capital. The property’s first mortgage loan matures October 2008, see “Mortgage Loans — Colonie Center Mall Joint Venture”.
     One of the joint venture’s anchor tenants totaling approximately 225,000 square feet, Boscov’s, has filed for Chapter 11 bankruptcy protection. The store is currently open and the store was not named on the initial store closing list. If the store was to close, and we were unable to replace the tenant, certain co-tenancy provisions would allow tenants to reduce their current rent and possibly vacate. Certain tenant leases contain co-tenancy provisions that would reduce their rental income if the joint venture was unable to retain and/or replace the anchor tenant.
     As indicated above, as of June 30, 2008, we have determined that our investment in Colonie Center has been impaired and we have reflected this impairment charge in our consolidated statements of operations.
     Foothills Mall. As of June 30, 2008, the joint venture owning the Foothills Mall has commitments for tenant improvements, renovation costs and other capital expenditures in the amount of $1.0 million which will be incurred during the six months ended December 31, 2008. The joint venture intends to fund these commitments from operating cash flow and cash on hand. If additional equity contributions are required, we are responsible for 25% of any necessary requirements.

     As we assess our financing options for the balance of 2008, we anticipate that debt financing and refinancings will be more difficult to obtain and our borrowing costs on new and refinanced debt will be more expensive compared to prior periods. In addition, we anticipate that joint venture capital will also be more expensive and more difficult to obtain compared to prior periods.
     Long-Term Liquidity Requirements
     Our long-term liquidity requirements consist primarily of funds necessary for the renovation and repositioning of our properties, nonrecurring capital expenditures and payment of indebtedness at maturity. See “Mortgage Loans” below for a discussion of the outstanding mortgage debt incurred by the Company and its joint ventures. We do not expect to meet our long-term liquidity requirements from operating cash flow but instead expect to meet these needs through additional capital raising transactions of the type noted above.
     The current economic and business environment makes the achievement of any capital raising transactions especially difficult. There can be no assurance that the Company will be successful in completing any such transactions. If the Company is unable to refinance indebtedness as it matures, the Company could face losing the property encumbered by the mortgage debt to foreclosure.
Stock Repurchase
     On November 12, 2007, we announced that our board of directors authorized the repurchase of up to 3,000,000 shares of our issued and outstanding common stock, par value $0.01 per share.
     At this time, and based on the current market conditions, our continued focus is on maintaining liquidity and we do not plan on using our current liquidity to repurchase shares. As of June 30, 2008, there have been no share repurchases made under this program.
Contractual Obligations
     The following table summarizes our contractual payment obligations due to third parties as of June 30, 2008 (in thousands):

		Our Share of		Our Share of
		Capital Expenditure		Long-Term
	Consolidated	Commitments in	Consolidated	Debt in
	Capital Expenditure	Unconsolidated	Long-Term	Unconsolidated	Operating and
Year	Commitments	Joint Ventures	Debt(1)	Joint Ventures(1)	Ground Leases	Total
2008 (six months)	$8,373	$4,165	$9,230	$42,278	$302	$64,348
2009	1,224	1,792	61,734	1,517	532	66,799
2010	—	—	115,005	1,517	450	116,972
2011	—	—	8,763	1,640	351	10,754
2012	—	—	78,871	1,826	265	80,962
2013 and thereafter	—	—	88,874	31,341	23,311	143,526

Total	$9,597	$5,957	$362,477	$80,119	$25,211	$483,361

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.
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
     Tallahassee Mall
     On June 28, 2005, we assumed a $45.8 million first mortgage in connection with the acquisition of the Tallahassee Mall. The stated interest rate on the mortgage is 8.60%. We determined this rate to be above-market and, in applying purchase accounting, determined the fair market value interest rate to be 5.16%. The above-market premium was initially $6.5 million and is being amortized over the remaining term of the acquired loan using the effective interest method. The loan has an initial prepayment date in July 2009. If we do not repay the loan by June 8, 2009, the interest rate on this loan will be reset to the greater of (i) 8.6% plus 5%, or (ii) the then current treasury rate plus 5% through the final maturity date in July 2029. We are currently negotiating with the lender to modify the current mortgage provisions, including a one year delay in the prepayment date in July 2009 and reduce the debt service to approximate the operating cash flow of the property.
     $104.5 Million Stratford Square Refinancing
     On May 8, 2007, we closed on a $104.5 million first mortgage loan secured by the Stratford Square Mall. The loan has an initial term of 36 months and bears interest at a floating rate of 115 basis points over LIBOR. The loan has two one-year extension options. On the closing date, $75.0 million of the loan proceeds were used to retire Stratford Square’s outstanding $75.0 million first mortgage. The balance of the proceeds was placed into escrow and is being released to us to fund the completion of the mall’s redevelopment project, of which $10.4 million is remaining in escrow at June 30, 2008.
     $30 Million Secured Line of Credit
     On April 5, 2006, in connection with the acquisition of the Golden Triangle Mall, we entered into a $24.6 million secured line of credit. On April 20, 2007, we increased the line from $24.6 million to $30 million. The maturity date of the line is April 2009 and up to $5.4 million of the line is recourse to us. The line contains customary covenants that require us to, among other things, maintain certain financial coverage ratios, including that we maintain a quarterly debt coverage constant of at least 10.50% and we were not in compliance with this covenant at June 30, 2008. A violation of our debt constant coverage ratio requires us to reduce our outstanding loan balance until we comply with the ratio requirement. We are currently discussing a waiver of this covenant, however, if we are unable to obtain a waiver of this covenant, we would be required to reduce the current outstanding balance by approximately $2.7 million.
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
     In October 2006, we entered into a modification agreement that provides for the issuance of letters of credit for a fee of 0.5% of the face amount. A letter of credit totaling $10.25 million was used to secure our current cost guarantee on the Colonie Center Mall, and is renewable through the maturity date of the line. During June 2008, in connection with completing the Colonie Center Mall renovation project, $5.13 million was drawn and $5.12 million remaining outstanding under the letter of credit.
     The outstanding balance on the line at June 30, 2008 was $22.6 million with interest rates on the tranche of 3.90%. As of June 30, 2008, $2.25 million was unused on the secured line of credit and $5.12 million was remaining outstanding under the letter of credit. Based on the current violation of the debt service coverage ratio, we are unable to draw the $2.25 million unused line of credit balance.
     Colonie Center Mall Joint Venture
     In connection with the recapitalization of the Colonie Center Mall, the joint venture refinanced the property with a new construction facility (the “Loan”) with a maximum capacity of $109.8 million and repaid the existing $50.8 million mortgage loan on the property. On February 13, 2007, the joint venture borrowed $50.1 million under the Loan and on February 27, 2007, the Loan availability was increased by $6.5 million to $116.3 million. The Loan bears interest at 180 basis points over LIBOR and matures in October 2008. The Loan may be extended beyond 2008, subject to certain customary requirements for up to two additional years. In connection with the Loan, the joint venture entered into a two-year interest rate protection agreement fixing the initial $50.8 million of the Loan at an all-in interest rate of 6.84%. The Loan is an interest-only loan. The Loan requires that we maintain a minimum debt service coverage ratio during the initial term of the Loan and, if we fail to meet the required ratio, cash flow to the partnership is restricted. As of June 30, 2008, we did not meet the debt service coverage ratio and certain cash flow is currently unavailable, however, if and when we satisfy the ratio, the cash flow will be released to us. Based upon the mall’s current performance, we do not meet these financial covenants and therefore we are unable to satisfy the conditions to extend the loan at the current available loan balance. Based on the current performance of the property, the lender has informed us that the loan would require a $50 million reduction in order to satisfy the current loan extension requirement. We are in the process of negotiating a modification or waiver of the covenants and loan extension with the current lender prior to the maturity date. We manage the property and receive customary management and construction fees in accordance with our joint venture agreement with Heitman, however, during July 2008, the partnership has engaged Jones Lang LaSalle to lease the property and we not receive additional leasing commissions for new tenant activity.

     We have agreed to guarantee that certain property redevelopment project costs will not exceed $56 million. If required, we will fund these additional costs as subordinated capital contributions. We estimate that this project will experience approximately $12 million of hard cost overruns. We have secured the balance of these cost overruns with a $10.25 million letter of credit drawn from our line of credit which is secured by our ownership of the Golden Triangle Mall. As of June 30, 2008, we have drawn $5.2 million under the letter of credit. These subordinated equity contributions may not be distributed to us until Heitman receives a 15% return on and return of its invested equity capital. Based on the projected performance of the joint venture (see Short-term Liquidity – Colonie Center), we have recorded an impairment charge totaling $15.3 million based upon our estimated recovery for our investment.
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
     Harrisburg Mall Joint Venture
     The Harrisburg Mall was purchased with the proceeds of a mortgage loan and cash contributions from our predecessor and its joint venture partner. At June 30, 2008, the loan on this property had a balance of $49.8 million and was due in April 2008. The effective rates on the loan at June 30, 2008 and December 31, 2007 were 4.477% and 6.277%, respectively and the loan matured in March 2008. The lender has extended through August 15, 2008 and we have received a term sheet for the lender to extend the maturity of the loan until December 2009 at an interest rate of 250 basis points over LIBOR. The partnership has not repaid the loan and continues to negotiate the term sheet.
     Under certain circumstances our operating partnership may extend the maturity of the loan for three, one-year periods. We may prepay the loan at any time, without incurring any prepayment penalty. The loan presently has a limited recourse of $5.0 million of which our joint venture partner is liable for $3.1 million, or 63% and we are liable for $1.9 million, or 37%. In connection with recording our impairment charge, we have assumed that this guarantee will be funded.
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

     Tax Indemnifications
     In connection with the formation transactions, we entered into agreements with Messrs. Feldman, Bourg and Jensen that indemnify them with respect to certain tax liabilities intended to be deferred in the formation transactions, if those liabilities are triggered either as a result of a taxable disposition of a property (Harrisburg Mall or Foothills Mall) by the Company, or if we fail to offer the opportunity for the contributors to guarantee or otherwise bear the risk of loss, with respect to certain amounts of the Company’s debt for tax purposes (the “contributor-guaranteed debt”). With respect to tax liabilities arising out of property sales, the indemnity will cover 100% of any such liability ($5.2 million at June 30, 2008) until December 31, 2009 and will be reduced by 20% of the aggregate liability on each of the five following year ends thereafter.
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
     We have agreed in principle to modify the tax protection agreement with Mr. Feldman. If this agreement in principle results in the execution of a definitive agreement, the amount due to Mr. Feldman and certain of his affiliates under his tax protection agreement relating to the sale of Foothills Mall will be reduced from an estimated $3.3 million to $2.1 million. The definitive agreement is expected to provide that the reduced tax protection payment due Mr. Feldman and certain of his affiliates on the sale of Foothills and the tax protection payment due to Mr. Feldman and certain affiliates on the sale of the Harrisburg Mall (estimated to be approximately $100,000) will be payable by the Company not only on any taxable disposition of the Foothills Mall or Harrisburg Mall (which is required under the existing tax protection agreement), but also in any taxable or tax deferred merger or sale by us. The payments due Mr. Feldman and certain of his affiliates under his tax protection agreement will be secured by a pledge of the proceeds received by the company from the sale of the Foothills Mall. There can be no assurance that the agreement in principle will result in the execution of a definitive agreement between us and Mr. Feldman.
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

     Funds From Operations for the periods indicated are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(78,931)	$(5,093)	$(83,044)	$(5,957)
Add:
Depreciation and amortization (excluding non-real estate furniture and fixtures)	3,318	3,317	6,672	6,614
FFO contribution from unconsolidated joint ventures	737	622	1,556	1,247
Less:
Preferred stock dividends	(854)	—	(1,708)	—
Minority interest	(8,898)	(515)	(9,438)	(608)

FFO available to common stockholders and OP unit holders	$(84,628)	$(1,669)	$(85,962)	$1,296

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Our future income, cash flows and fair values relevant to financial instruments depend upon interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
     Market Risk Related to Fixed Rate Debt
     We had approximately $277.3 million of outstanding indebtedness as of June 30, 2008, including the Notes described below, of which $150.2 million bears interest at fixed rates for some portion or all of the terms of the loans ranging from 6.60% to 8.70% and $127.1 million that bears interest on a floating rate basis of LIBOR plus a margin. Upon the maturity of our debt, there is a market rate risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense incurred or cash flow. A 100 basis point increase or decrease in interest rates on our floating/fixed rate debt would increase or decrease our annual interest expense by approximately $2.8 million, as the case may be.
     We currently have one $75 million swap contract that matures in January 2011 and a $29.5 million swap contract that matures in May 2010. A 100 basis point increase in interest rates would increase the fair value of these two swaps by approximately $2.3 million and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $2.4 million.
     We currently have $29.4 million in aggregate principal amount of fixed/floating rate junior subordinated debt obligations (the “Notes”). The Notes require quarterly interest payments calculated at a fixed interest rate equal to 8.70% per annum through April 2011 and subsequently at a variable interest rate equal to LIBOR plus 3.45% per annum. The notes mature April 2036 and may be redeemed, in whole or in part, at par, at our option, beginning after April 2011. As of today, we have not made the scheduled July 30, 2008 quarterly interest payment totaling $620,000.
     Market Risk Related to Other Obligations
     At June 30, 2008 we had an obligation to make payments to certain owners of the predecessor in connection with the formation transactions. As part of the formation transactions, Messrs. Feldman, Bourg and Jensen have the right to receive additional OP units for ownership interests contributed as part of the formation transactions upon our achieving a 15% internal rate of return from the Harrisburg joint venture on or prior to December 31, 2009. The right to receive such additional OP units is a financial instrument that we recorded as an obligation of the offering that is adjusted to fair value each reporting period until the thresholds have been achieved and the OP units have been issued. The more significant assumptions used in determining the fair value of the obligation are (i) refinancing the property with a $65.0 million loan, as compared to $80 million at December 31, 2006, (ii) probability weighted sale of the property in 2008, as compared to a probability weighted sale in 2009 at December 31, 2006, and (iii) sales proceeds totaling approximately $118.2 million, which is based upon an estimated multiple of 15 times future net operating income (6.75% cap rate). Based on the expected operating performance of the Harrisburg Mall, and the significant valuation assumptions noted above, the fair value is estimated to be zero at June 30, 2008.
     A 25 basis point decrease in this multiple would not change our valuation.
     Market Risk Related to Impairments
     Tallahassee Mall
     At June 30, 2008 we recorded an impairment charge totaling $45.7 million. The more significant assumptions used in determining the impairment are (i) extension of the current first mortgage until December 31, 2010, reduce the interest rate and discontinue amortizing principal payments (ii) sale of the property in 2015 based on that year’s cash operating income and (iii) sales proceeds totaling approximately $22.7 million, which is based upon an estimated multiple of 10 times future net cash operating income (10% capitalization rate).
     A 50 basis point decrease in the multiple paid by a potential buyer for the projected cash flow of the property would decrease our impairment by $0.7 million and a 50 basis point increase in this multiple would increase our impairment by $0.7 million.

     Harrisburg Mall
     At June 30, 2008 we recorded an impairment charge totaling $17.7 million. The more significant assumptions used in determining the impairment are (i) the partners are required to fund our $1.8 million loan guarantee, (ii) sale of the property in 2015 based on that year’s cash operating income, (iii) sales proceeds totaling approximately $41.4 million, which is based upon an estimated multiple of 10 times future net cash operating income (10% capitalization rate) and (iv) any excess contributions over our 25% ownership interest are not reimbursed by our partner.
     A 50 basis point increase or decrease in the multiple paid by a potential buyer for the projected cash flow of the property would not change our impairment charge.
     Colonie Center
     At June 30, 2008 we recorded an impairment charge totaling $15.3 million. The more significant assumptions used in determining the impairment are (i) extension of the current first mortgage through December 2010, at 350 basis points over LIBOR and then refinancing the loan for $112.6 million at 6.0%, (ii) sale of the property in 2012 based on 2013 cash operating income and (iii) sales proceeds totaling approximately $183.4 million, which is based upon an estimated multiple of approximately 10 times future net cash operating income (7.50% capitalization rate).
     A 50 basis point decrease in the multiple paid by a potential buyer for the projected cash flow of the property would decrease our impairment by $5.8 million and a 50 basis point increase in this multiple would increase our impairment by $5.0 million.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as a result of the material weakness in internal control over financial reporting for the period ending June 30, 2008, as described below.
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
     Management concluded that, as a result of the material weakness noted above, the Company did not maintain effective internal control over financial reporting as December 31, 2007 based on criteria set forth in the COSO framework. While we have taken remedial actions, as described below, this material weakness continued for the period ending June 30, 2008.
     Management’s Remedial Actions
     During the quarter ended December 31, 2007, we began taking steps to restructure the management and certain operations of the company in part to strengthen our internal control over financial reporting. We expanded the responsibilities of our Chief Financial Officer over the management of the Company, with a greater focus on public company responsibilities, including timely financial reporting. As described in Note 15 in the Notes to Consolidated Financial Statements above, on April 1, 2008, we entered into an agreement and began the process of outsourcing a significant portion of our accounting functions to Brandywine to assist the Company in preparing its 2008 consolidated financial statements and with the timely filing of quarterly and annual financial reports. While the Company is ultimately responsible for the financial statements and the internal control over financial reporting and will retain certain corporate accounting responsibilities, we believe that Brandywine has adequate resources to improve the operating effectiveness of the financial close process, and maintain appropriate segregation of duties for all positions and processes.
     Management believes that outsourcing property accounting and certain corporate accounting functions may assist the Company in preparing its financial statements on a timely basis in accordance with our current policies and procedures.

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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
The risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 are hereby supplemented by the following additional information:
Going Concern Considerations
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business for a reasonable period of time. As of June 30, 2008, the following conditions have created uncertainty about the Company’s ability to continue as a going concern.
     As of June 30, 2008, we had approximately $7.5 million in cash and cash equivalents on hand and had no availability under our in place financing arrangements. For the six month period ended June 30, 2008 we used approximately $7.6 million of cash in operating activities. Additionally as discussed in note 15, we did not make the scheduled July 30, 2008 interest payment related to our junior subordinated debt obligations, however we have made the payment within the 30-day cure period. Based on our second quarter operating results, slower than anticipated lease-up activities and certain tenant bankruptcies that occurred during the second and third quarters, the continuing unfavorable conditions of real estate financing markets and our assessment of the business environment for retailers for the balance of 2008, management does not believe that the Company will achieve positive cash flow by the fourth quarter of 2008 or 2009. Accordingly, management believes that in order to address these conditions and in order for the Company to continue to operate as a going concern over the remainder of 2008, the Company will need (i) to raise additional capital through selective property dispositions, property-level joint ventures, or issuance of additional long-term debt or equity or (ii) achieve significant modifications to current debt agreements. The Company currently lacks commitments for any of the transactions contemplated above, and there can be no assurance that any of such transactions will be completed. If the Company is unable to raise sufficient additional capital or negotiate appropriate modifications to existing debt arrangements, the Company will be unable to fund its on-going operations beginning as early as the fourth quarter of 2008 and will be required to pursue other alternatives which may include bankruptcy filings. The current economic and business environment makes the achievement of any such transactions especially difficult. Any additional tenant bankruptcy filings or further decline in the business environment for retailers will further harm our cash position and our ability to fund our operating needs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on May 28, 2008 at which the following matters were voted upon:
     1. To elect four directors of our company to serve until the 2009 annual meeting of stockholders and until their successors are duly elected and qualified.
     2. To ratify the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.
     3. To approve the convertibility feature of the Series A Preferred Stock into our common stock, in accordance with the terms of the Series A Preferred Stock.

     4. To consider a stockholder proposal if it is properly presented to the meeting.
     The results of the meeting were as follows:

Proposal 1:	For	Abstain
Lawrence Feldman	6,338,832	831,411
Lawrence Kaplan	5,048,298	2,121,945
Bruce Moore	6,293,423	876,820
Paul McDowell	5,556,646	1,613,597
Wendy Luscombe	7,035,921	134,322
James Sight	7,070,112	100,131

Proposal 2:	For	Against	Abstain
KPMG LLP	6,964,536	189,607	16,100
Paul McDowell
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
3.1	Amended and Restated Articles of Incorporation of Feldman Mall Properties, Inc, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.

3.2	Second Amended and Restated Bylaws of Feldman Mall Properties, Inc., incorporated by reference from the Company’s Current Report on Form 8-K filed on March 17, 2005.

3.3	Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of December 21, 2004, incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 15, 2005.

3.4	First Amendment to Amended and Restated Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of December 21, 2004, incorporated by reference from the Company’s Current Report on Form 10-K filed on April 15, 2005.

3.5	Declaration of Trust of Feldman Holdings Business Trust I, dated as of November 18, 2004, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.

3.6	Declaration of Trust of Feldman Holdings Business Trust II, dated as of November 18, 2004, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.

3.7	Amended and Restated Operating Agreement of Feldman Equities of Arizona, LLC, dated as of August 13, 2004, by and between Feldman Partners, LLC, Feldman Equities Operating Partnership, LP, Lawrence Feldman, Jeffrey Erhart and Edward Feldman, incorporated by reference from the Company’s Registration Statement on Form S-11 (File No. 333-118246), filed on December 15, 2004.

3.8	Second Amended and Restated Agreement of Limited Agreement of Limited Partnership of Feldman Equities Operating Partnership, LP, dated as of August 26, 2005, incorporated by reference from the Company’s Current Report on Form 8-K filed on August 30, 2005.

3.9	Articles Supplementary designating 6.85% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, dated as of April 10, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 16, 2007.

10.1	Settlement Agreement, dated as of May 5, 2008, by and between the Company and James W. Sight, incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 6, 2008.

31.1	Certification by the President and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2008	FELDMAN MALL PROPERTIES, INC.
	By:	/s/ Thomas Wirth
		Name:	Thomas Wirth
		Title:	President and Chief Financial Officer