Form 10-Q
period 2013-03-31
Trade Street Residential, Inc.
filed 2013-06-14
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 333-185936

Trade Street Residential, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-4284187
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 West Country Club Drive
Aventura, Florida	33180
(Address of Principal Executive Offices)	(Zip Code)

(786) 248-5200
(Registrant’s Telephone Number, Including Area Code)

n/a
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 13, 2013, 11,393,693 shares of common stock, $0.01 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012

ASSETS:
Real estate:
Land and improvements	$42,398,134	$40,298,872
Buildings and improvements	161,268,977	148,497,177
Furniture, fixtures, and equipment	6,900,080	6,569,689
	210,567,191	195,365,738
Less accumulated depreciation	(9,160,754)	(7,546,685)
Net investment in operating properties	201,406,437	187,819,053

Land held for future development (including $1,452,321 and $0 of consolidated variable interest entity, respectively)	44,113,093	42,622,330
Operating properties held for sale	26,920,951	39,310,912
Net real estate assets	272,440,481	269,752,295

Other assets:
Cash and cash equivalents (including $147,679 and $0 of consolidated variable interest entity, respectively)	3,227,547	4,940,431
Restricted cash and lender reserves	2,681,459	3,276,158
Intangible asset - In place leases, net of accumulated amortization of $3,825,131 and $3,023,356, respectively	1,309,641	1,692,113
Investment in unconsolidated joint venture	2,518,886	2,581,789
Deferred financing costs, net of accumulated amortization of $1,042,938 and $763,242, respectively	2,340,228	2,464,161
Due from related parties	820,417	870,567
Deferred offering costs	3,987,557	2,497,577
Prepaid expenses and other assets	4,039,391	2,399,938
Discontinued operations	736,631	1,434,695
	21,661,757	22,157,429

TOTAL ASSETS	$294,102,238	$291,909,724

LIABILITIES:
Indebtedness	$162,865,950	$147,545,422
Accrued interest payable	847,479	461,098
Accounts payable and accrued expenses	4,942,261	4,892,239
Dividends payable	127,264	138,066
Due to related parties	235,536	202,167
Security deposits and deferred rent	598,559	589,279
Payable for the redemption of noncontrolling interest	6,007,500	6,007,500
Acquisition consideration payable in preferred stock	294,000	3,674,315
Discontinued operations	26,620,845	35,957,795
TOTAL LIABILITIES	202,539,394	199,467,881

Commitments & contingencies

REDEEMABLE PREFERRED STOCK AND UNITS
Class A preferred stock; $0.01 par value; 423,326 shares authorized, 273,326 shares issued and outstanding at December 31, 2012	-	26,802,814
Noncontrolling interest - Operating Partnership - Preferred B and C units	-	19,400,338

STOCKHOLDERS' EQUITY:
Class A preferred stock; $0.01 par value; 423,326 shares authorized, 309,130 shares issued and outstanding at March 31, 2013	3,091	-
Common stock, $0.01 par value per share; 1,000,000,000 authorized; 4,717,375 shares issued and outstanding at March 31, 2013 and December 31, 2012	47,174	47,174
Additional paid-in capital	111,479,771	73,560,482
Accumulated deficit	(40,105,111)	(37,959,620)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	71,424,925	35,648,036
Noncontrolling interests	20,137,919	10,590,655
TOTAL STOCKHOLDERS' EQUITY	91,562,844	46,238,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$294,102,238	$291,909,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2013	2012

REVENUE:
Rental revenue	$5,481,772	$3,770,313
Other property revenues	552,534	402,850
Advisory fees from related party	-	114,186
TOTAL REVENUE	6,034,306	4,287,349

OPERATING EXPENSES:
Property operations	1,909,474	1,531,235
Real estate taxes and insurance	919,135	597,228
General and administrative	1,564,684	163,206
Depreciation and amortization	2,415,845	1,880,558
Acquisition costs	222,176	-
TOTAL OPERATING EXPENSES	7,031,314	4,172,227

INCOME (LOSS) FROM OPERATIONS	(997,008)	115,122

OTHER INCOME (EXPENSES), NET:
Interest income	21,809	19,242
Interest expense	(3,402,891)	(908,895)

TOTAL OTHER EXPENSE, NET	(3,381,082)	(889,653)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME FROM UNCONSOLIDATED JOINT VENTURE	(4,378,090)	(774,531)

Income from unconsolidated joint venture	37,331	27,725

LOSS FROM CONTINUING OPERATIONS	(4,340,759)	(746,806)

DISCONTINUED OPERATIONS:
Income (loss) on operations of rental property	44,270	(383,254)
Gain from sale of rental property	1,595,775	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,640,045	(383,254)

NET LOSS	(2,700,714)	(1,130,060)
Loss (income) allocated to noncontrolling interest holders	555,223	(12,455)
Dividends declared and accreted on preferred stock and units	(254,269)	-
Extinguishment of equity securities	11,715,683	-
Adjustments attributable to participating securities	(2,520,772)	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,795,151	$(1,142,515)

Earnings (loss) per common share - basic and diluted:
Continuing operations	$1.09	$(7.89)
Discontinued operations	0.35	(3.98)
Net income (loss) attributable to common stockholders	$1.44	$(11.87)

Weighted average number of shares - basic and diluted	4,717,375	96,284

Dividends declared per common share	$0.085	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Trade Street Residential, Inc.
					Additional					Class A
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total	Temporary	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity	Equity	Shares

Equity balance, December 31, 2012	-	$-	4,717,375	$47,174	$73,560,482	$(37,959,620)	$10,590,655	$46,238,691	$46,203,152	273,326

Distributions	-	-	-	-	-	-	(69,603)	(69,603)	-	-

Net loss	-	-	-	-	-	(2,145,491)	(555,223)	(2,700,714)	-	-

Dividends to stockholders	-	-	-	-	(434,010)	-	(46,691)	(480,701)	-	-

Shares issued for acquisition	35,804	358	-	-	3,317,957	-	-	3,318,315	-	-

Accretion of preferred stock and preferred units	-	-	-	-	(46,982)	-	-	(46,982)	46,982	-

Transfer of stock and units to permanent equity	273,326	2,733	-	-	26,850,056	-	19,397,345	46,250,134	(46,250,134)	(273,326)

Exchange of common OP for Class B contingent units			-	-	8,232,268	-	(8,232,268)	-	-	-

Noncontrolling interest in rental property sold	-	-	-	-	-	-	(946,296)	(946,296)	-	-

Equity balance, March 31, 2013	309,130	$3,091	4,717,375	$47,174	$111,479,771	$(40,105,111)	$20,137,919	$91,562,844	$-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TRADE STREET RESIDENTIAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,700,714)	$(1,130,060)
(Income) loss from discontinued operations	(1,640,045)	383,254
Loss from continuing operations	(4,340,759)	(746,806)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,415,845	1,880,558
Income of unconsolidated joint venture	(37,331)	(27,725)
Amortization of deferred loan costs	510,490	50,191
Accrued interest income - related party	(21,738)	(19,242)
Net changes in assets and liabilities:
Restricted cash and lender reserves	594,699	96,508
Prepaid expenses, deferred offering costs and other assets	(3,129,433)	160,483
Accounts payable and accrued expenses	436,403	(371,400)
Due to related parties	33,369	(7,356)
Security deposits and deferred rent	9,280	2,322
Net cash (used in) provided by operating activities - continuing operations	(3,529,175)	1,017,533
Net cash provided by operating activities - discontinued operations	356,516	564,439
Net cash (used in) provided by operating activities	(3,172,659)	1,581,972

Cash flows from investing activities:
Cash distributions received from unconsolidated joint venture	50,137	125,143
Consolidation of variable interest entity	147,679	-
Purchase of business	(3,813,000)	-
Purchase of real estate loan	(1,450,000)	-
Purchase of real estate assets	(469,866)	(361,213)
Net cash used in investing activities - continuing operations	(5,535,050)	(236,070)
Net cash provided by (used in) investing activities - discontinued operations	4,010,785	(52,482)
Net cash used in investing activities	(1,524,265)	(288,552)

Cash flows from financing activities:
Payments under mortgage indebtedness	(9,116,472)	(155,360)
Borrowings under secured revolving credit facility	13,000,000	-
Distributions to shareholders	(491,503)	-
Due from related parties	121,985	(811,492)
Payments of deferred loan costs	(386,557)	-
Distributions to partners and members	-	(817,811)
Capital contributions from partners and members	-	837,450
Net cash provided by (used in) financing activities - continuing operations	3,127,453	(947,213)
Net cash used in financing activities - discontinued operations	(143,413)	(140,709)
Net cash provided by (used in) financing activities	2,984,040	(1,087,922)

Net change in cash and cash equivalents	(1,712,884)	205,498
Cash and cash equivalents at beginning of year	4,940,431	647,162
Cash and cash equivalents at end of year	$3,227,547	$852,660

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest of $50,000 and $119,000, respectively.	$2,506,020	$711,687

Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$11,437,000	$-
Stock issued for consideration of business acquisition	$3,318,315	$-
Transfer preferred shares/units to permanent equity	$46,250,134	$-
Distribution receivable from joint venture	$50,097	$-
Non cash distribution of accounts receivables to partners and members	$-	$316,142
Reclassification of loan from real estate loans to land and improvements	$-	$11,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and 2012

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Trade Street Residential, Inc. (the “Company” or “TSRE”) is the surviving legal entity of the reverse recapitalization transaction that occurred on June 1, 2012, as described below. The condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 reflect the combination of certain real estate entities and management operations that were contributed to the Company in a reverse recapitalization transaction (the “recapitalization”). The Company is comprised of certain subsidiaries of Trade Street Property Fund I, LP (“TSPFI”) and BCOM Real Estate Fund, LLC (“BREF”), as well as TS Manager, LLC, Trade Street Property Management, LLC and Trade Street Investment Adviser, LLLP (“TSIA”), which are referred to collectively herein as “Trade Street Company.” During all periods presented in the accompanying condensed consolidated financial statements up to June 1, 2012, the entities comprising Trade Street Company were under common control with Trade Street Capital, LLC (“Trade Street Capital”), a real estate investment and management company ultimately owned and controlled by an individual.

The Company is engaged in the business of acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban markets of larger cities primarily in the southeastern United States, including Texas.

As of March 31, 2013, the Company’s primary assets consisted of 14 apartment communities, four development properties, and an investment in an unconsolidated joint venture that holds an additional operating property. The majority of the Company’s revenues were derived from rents received from residents in its apartment communities. Under the terms of the leases, the residents of the Company’s communities are obligated to reimburse the Company for certain utilities. These utility reimbursements are recorded as other property revenues in the condensed consolidated statements of operations. In 2012, prior to the recapitalization, the Company earned fees from serving as an adviser to affiliates and other third parties with respect to real estate assets. On June 1, 2012, the Company completed the recapitalization with Feldman Mall Properties, Inc. (“Feldman”), a Maryland corporation that qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes. Immediately prior to the recapitalization , Feldman held a single parcel of land having minimal value (which was sold shortly after the recapitalization) and conducted no operations. In the recapitalization, Feldman acquired certain contributed apartment assets in exchange for shares of common and preferred stock in Feldman and common and preferred units in Trade Street Operating Partnership, LP, a newly formed operating partnership (the “Operating Partnership” or “OP”) that, at the time of the recapitalization, was owned by Feldman and a wholly-owned subsidiary of Feldman. Immediately following consummation of the recapitalization, TSPFI and BREF collectively owned approximately 96% of the voting stock of Feldman. For accounting purposes, TSIA was deemed to be the acquirer in the recapitalization, although Feldman was the legal acquirer and surviving entity in the transaction. The transaction was accounted for as a reverse recapitalization, as it was a capital transaction in substance, rather than a business combination. As a reverse recapitalization, no goodwill was recorded. For accounting purposes, the legal acquiree is treated as the continuing reporting entity that acquired the legal acquirer. Consequently, the financial statements of the Company reflect the condensed consolidated financial statements of Trade Street Company prior to June 1, 2012 and thereafter also include Feldman. All assets and liabilities were recorded at their historical cost, except for land acquired from Feldman that, prior to the recapitalization, was recorded at its net realizable value. Concurrent with the recapitalization, Feldman changed its name to Trade Street Residential, Inc.

Following is a summary of transactions in connection with the recapitalization (after giving effect to the 1-for-150 reverse stock split that was effected on January 17, 2013, as discussed in Note J):

•	TSPFI and BREF contributed to the Operating Partnership all of their respective interests in 12 operating properties and an investment in a joint venture, a promissory note, and three development assets in exchange for an aggregate of 3,396,976 shares of common stock and 173,326 shares of Class A preferred stock. In addition, a joint venture partner in one of the operating properties contributed to the Operating Partnership all of its interest in such operating property in exchange for an aggregate of 52,868 shares of the Company’s common stock (see Note J).

•	Feldman issued to stockholders of record as of May 17, 2012, as a special distribution, warrants to purchase an aggregate of 139,215 shares of common stock, which warrants are exercisable for a period of two years following listing of the Company’s common stock on a national securities exchange at an exercise price of $21.60 per share, subject to adjustment for any other stock splits, stock distributions and other capital changes.

•	Feldman declared a special distribution payable to stockholders of record as of May 17, 2012, in an amount equal to $7.50 per share, payable on the earlier of (A) five business days after the date Feldman sold a parcel of land commonly known as the “Northgate Parcel” or (B) July 16, 2012. As the Northgate Parcel was not sold prior to July 16, 2012, the special distribution was paid in 42,340 shares of common stock on July 16, 2012.

•	Trade Street Capital and its owners contributed to the Operating Partnership all of their ownership interests in TSIA and TS Manager, LLC in exchange for (i) 546,132 common units of limited partnership interest in the Operating Partnership (“common units”), (ii) 98,304 Class B preferred units of limited partnership interest in the Operating Partnership (“Class B preferred units”), and (iii) 98,304 Class C preferred units of limited partnership interest in the Operating Partnership (“Class C preferred units”).

•	Trade Street Capital contributed its property management company, Trade Street Property Management, LLC, to the Operating Partnership for no additional consideration.

•	Feldman issued 5,000 shares of common stock having a value of $90,000 to Brandywine Financial Services Corporation (“Brandywine”), which had been engaged as the third party manager of Feldman, as payment in full of a termination payment due upon termination of the management services agreement between Feldman and Brandywine.

TSPFI and BREF have other ownership interests that were not contributed to Trade Street Residential, Inc. in the recapitalization and, therefore, these financial statements are not intended to represent the condensed consolidated financial position or results of operations of TSPFI and BREF, but rather that of the Company.

Summary of Significant Accounting Policies

Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”) and represent the assets and liabilities and operating results of the Company. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

Interim Financial Reporting: The Company has prepared these financial statements in accordance with GAAP for interim financial statements and the applicable rules and regulations SEC. Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2012, included in the final prospectus related to the Company’s public offering dated May 13, 2013 filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 14, 2013. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the full year.

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company, which includes the Operating Partnership, TSIA, Trade Street Property Management, LLC, TS Manager, LLC, Millenia 700, LLC, TS Westmont, LLC, TS Vintage, LLC and subsidiaries of BREF and TSPFI that were contributed directly to Trade Street Residential, Inc. or its wholly owned Operating Partnership in the recapitalization. Those subsidiaries include JLC/BUSF Associates, LLC, BSF-Lakeshore, LLC, BSF-Arbors River Oaks, LLC, BSF Hawthorne Fontaine, LLC, BSF Trails, LLC, Post Oak JV, LLC, Mercé Partners, LLC, Beckanna Partners, LLC, Fox Partners, LLC, River Oaks Partners, LLC, BREF-Maitland, LLC, BREF Venetian, LLC, BREF-Masters Cove, LLC and BREF/Midlothian, LLC. Certain properties are not wholly owned, resulting in noncontrolling interests. Income (loss) allocations, if any, to noncontrolling interests includes the pro rata share of such properties’ net real estate income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, “Consolidation,” when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”) as defined in FASB ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE. A primary beneficiary has both the power to direct the activities that most significantly impact the VIE, and the obligation to absorb losses or the right to receive benefits from the VIE. On March 1, 2013, the Company sold its 70% interest in a VIE to its joint venture partner (see Note C). Based on the Company’s evaluation, as of March 31, 2013, the Company consolidated an additional VIE (see Note D). In assessing whether the Company was the primary beneficiary, the Company concluded that it has the power to direct the activities of the VIE and that the Company has the obligation to absorb losses and the right to receive benefits from the VIE that could be significant to the entities.

Unconsolidated joint ventures, including BSF/BR Augusta JV, LLC, an unconsolidated joint venture in which an unaffiliated entity owns a 50% interest, in which the Company does not have a controlling interest but exercises significant influence, are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses.

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these condensed consolidated financial statements and accompanying notes. The more significant estimates include those related to whether the carrying values of real estate assets have been impaired and estimates related to the valuation of the Company’s investment in a joint venture. While management believes that the estimates used are reasonable, actual results could differ from the estimates.

Acquisition of Real Estate Assets: The Company has accounted for acquisitions of its real estate assets, consisting of multifamily apartment communities rented to residents and land held for future development, as business combinations in accordance with current accounting standards. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of each acquired real estate asset between land, buildings, building improvements, equipment, identifiable intangible assets and other assets and liabilities. The acquisition of a multifamily apartment community typically qualifies as a business combination.

The Company has allocated the cost of acquisitions of real estate assets to assets acquired and liabilities assumed based on estimated fair values. The purchase price is allocated to land, building, improvements, leasing costs, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related remaining lease term (typically six months) and reflected in depreciation and amortization in the condensed consolidated statements of operations.

Transaction costs related to the acquisition of a real estate asset, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and are included in acquisition costs in the condensed consolidated statements of operations.

Investment in Real Estate: Real estate investments are stated at the lower of cost less accumulated depreciation or fair value, if deemed impaired, as described below. Depreciation on real estate is computed using the straight-line method over the estimated useful lives of the related assets, generally 35 to 50 years for buildings, 2 to 15 years for long-lived improvements and 3 to 7 years for furniture, fixtures and equipment. Ordinary repairs and maintenance costs are expensed as incurred. Significant improvements, renovations and replacements that extend the lives of the assets are capitalized and depreciated over their estimated useful lives.

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying value of the property does not exceed the estimated net realizable value of the completed property. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Real estate taxes, construction costs, insurance, and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. During the three months ended March 31, 2013 and 2012, interest costs of approximately $50,000 and $119,000, respectively, were capitalized primarily related to the Estates at Maitland property. As of March 31, 2013 and December 31, 2012, approximately $2,168,000 and $2,118,000, respectively, of capitalized interest is included in investment in real estate. Capitalized real estate taxes and interest costs are amortized over periods which are consistent with the constructed assets. If the Company determines the completion of development or redevelopment is no longer probable, it expenses all capitalized costs which are not recoverable.

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets to determine whether events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the property’s recoverability by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date the Company compares the estimated fair value of its real estate investment to the carrying value, and records an impairment charge to the extent the fair value is less than the carrying amount and the decline in value is determined to be other than a temporary decline. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective. No impairment was recorded in the three months ended March 31, 2013 and 2012.

Noncontrolling Interests: The Company, through wholly-owned subsidiaries, enters into operating agreements with third parties in conjunction with the acquisition of certain properties. The Company records these noncontrolling interests at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holders based on their economic ownership percentage. Noncontrolling interests also include common, preferred and contingent units held by certain limited partners in the Operating Partnership other than the Company. These noncontrolling interests are adjusted prospectively for their share of the consolidated net income and losses. The noncontrolling interests are presented outside of permanent equity to the extent settlement in shares of the Company’s stock, where permitted, may not be within the Company’s control. On January 17, 2013, the Company effected a 1-for-150 reverse stock split and amended the terms of certain of its equity instruments (Note J).

Contributions, Distributions and Allocation of Income/Loss: The Company’s subsidiaries include limited liability companies and a limited partnership. Prior to June 1, 2012, the allocations of income and loss, and the provisions governing contributions to and distributions from these entities, were governed by their respective operating agreements.

Intangible Assets: The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase prices of acquired properties are not expected to include allocations to tenant relationships, considering the short terms of the leases and the high expected levels of renewals. Amortization expense for in-place leases was approximately $802,000 and $808,000 for the three months ended March 31, 2013 and 2012, respectively. Intangible assets, net of amortization, are itemized on the accompanying condensed consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. See Note D for a detailed discussion of the property acquisitions completed during the three months ended March 31, 2013. All remaining unamortized in-place leases will be fully amortized during the remainder of the year ending December 31, 2013.

Fair Value of Financial Instruments: For financial assets and liabilities recorded at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1: Quoted prices for identical instruments in active markets.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3: Significant inputs to the valuation model are unobservable.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash and lender reserves, amounts due from related parties, accounts payable, accrued expenses, amounts due to related parties and security deposits approximate their fair values due to the short-term nature of these items.

There is no material difference between the carrying amounts and fair values of mortgage notes payable as interest rates and other terms approximate current market rates and terms for similar types of debt instruments available to the Company (Level 2).

Non-recurring Fair Value Disclosures: Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets, which are recorded at fair value when they are impaired. The fair value methodologies used to measure long-lived assets are described above in “Impairment of Real Estate Assets”. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy. No assets were measured at fair value on a non-recurring basis as of March 31, 2013 or December 31, 2012.

Prepaid Expenses and Other Assets: As of March 31, 2013, prepaid expenses and other assets primarily consisted of deposits made for future acquisitions of real estate assets in the amount of $3.6 million. As of December 31, 2012, prepaid expenses and other assets primarily consisted of deposits made for future acquisitions of real estate assets in the amount of $1.8 million.

Recent Accounting Pronouncements: In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. The Company has early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 did not have a significant impact on the condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet Disclosures relating to Offsetting Assets and Liabilities. The amendments will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendment is to be applied retrospectively for all comparative periods presented and is effective for annual periods beginning after January 1, 2013. The adoption of ASU 2011-11 did not have a significant impact on the condensed consolidated financial statements.

Reclassifications: Certain amounts in the condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Balances and amounts in the 2012 consolidated balance sheets and statements of operations associated with properties disposed of or held for sale in 2013 have been reclassified to discontinued operations to conform with the current year presentation. See Note C for further explanation.

Reverse Stock Split: On January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per-share data included in these condensed consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented.

NOTE B—EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share (“EPS”) using the two-class method as required under GAAP. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method determines EPS based on distributed earnings (i.e. dividends declared on common stock and any participating securities) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis using the if-converted method. Shares of Class A preferred stock and Class B contingent units have been excluded from potentially dilutive common shares since their conversion is contingent upon the achievement of future conditions. For periods where the Company reports a net loss available for common stockholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

As further described in Note J, on January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock, which is reflected in the weighted average shares of common stock in the table below. Accordingly, all share amounts and related per share data, including the Company’s EPS data for the three months ended March 31, 2012 below, have been retroactively presented to reflect the reverse stock split.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012 is presented below:

	Three months ended March 31,
	2013	2012

Shares Outstanding	4,717,375	96,284
Weighted average common shares - basic	4,717,375	96,284
Effect of dilutive shares	-	-
Weighted average common shares - diluted	4,717,375	96,284

Net loss	$(2,700,714)	$(1,130,060)
Loss (income) allocated to noncontrolling interest holders (1)	555,223	(12,455)
Dividends declared and accreted on preferred stock and units	(254,269)	-
Extinguishment of equity securities (Note J)	11,715,683	-
Adjustments attributable to participating securities	(2,520,772)	-
Net income (loss) attributable to common stockholders	$6,795,151	$(1,142,515)

(1) $593,983 loss allocated to noncontrolling interest holders less $38,760 income attributable to discontinued operations

Continuing operations	$5,155,106	$(759,261)
Discontinued operations	1,640,045	(383,254)
Net income (loss) attributable to common stockholders	$6,795,151	$(1,142,515)

Earnings per common share - basic and diluted
Continuing operations	$1.09	$(7.89)
Discontinued operations	0.35	(3.98)
Net income (loss) per share attributable to common stockholders	$1.44	$(11.87)

Weighted average common shares - basic and diluted	4,717,375	96,284

NOTE C—DISCONTINUED OPERATIONS

The Company’s discontinued operations during the periods presented herein included (i) Fontaine Woods, a 263-unit apartment community located in Chattanooga, Tennessee (“Fontaine Woods”); (ii) Beckanna on Glenwood, a 254-unit apartment community located in Raleigh, North Carolina (“Beckanna”); (iii) Oak Reserve at Winter Park, a 142-unit apartment community located in Winter Park, Florida (“Oak Reserve”); and (iv) The Estates of Mill Creek, a 259-unit apartment community located in Buford, Georgia (“Mill Creek”). The results of operations and cash flows from discontinued operations are included in the Company’s condensed consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the results of operations, assets and liabilities and cash flows of the abovementioned properties have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

On March 1, 2013, the Company sold its 70% interest in the Fontaine Woods property to its joint venture partner for $10.5 million, including the assumption by the buyer of the Company’s 70% portion of a $9.1 million mortgage. The decision to sell this property was made in November 2012. The sale resulted in a gain to the Company of approximately $1.6 million, which has been included in discontinued operations during the three months ended March 31, 2013.

In January 2013, the Company committed to a plan to actively market the Beckanna and Oak Reserve properties. As a result of the purchase of the Beckanna property on October 31, 2011, the Company assumed a non-cancellable operating ground lease. The term of the lease is through March 23, 2055, with the option to extend the lease for five additional ten-year periods, from the expiration date of the initial term of the lease. The payments related to this operating lease are expensed on a straight-line basis and the lease expense is recorded in property operations expense in the condensed consolidated statement of operations. Also required is recognition of amortization of the Unfavorable Ground Lease Obligation over its respective term, for which amortization expense for the each of the three months ended March 31, 2013 and 2012, in the amount of approximately $44,000, is included in the discontinued operations as a reduction of rent expense. Net rent expense incurred under this operating lease amounted to approximately $302,000 for each of the quarters ended March 31, 2013 and 2012 and has been included in discontinued operations.

The following is a summary of approximate future minimum rentals under the non-cancellable operating lease as well as future amortization of the Unfavorable Ground Lease Obligation as of March 31, 2013:

		Future
	Future Rentals	Amortization
2013	$594,000	$133,000
2014	792,000	177,334
2015	871,200	177,334
2016	871,200	177,334
2017	871,200	177,334
Thereafter	54,987,871	6,789,023
	$58,987,471	$7,631,359

On November 10, 2012, the Company sold the Mill Creek property for $27.5 million, which was comprised of approximately $8.4 million cash and the assumption by the buyer of a $19.1 million mortgage loan. The decision to sell this property was made in July 2012. The sale resulted in a gain to the Company of approximately $2.2 million.

The following is a summary of results of operations of the properties classified as discontinued operations for the periods presented:

	For the three months ended March 31,
	2013	2012

Rental and other property revenues	$1,357,150	$2,214,985
Property operating and other expenses	(843,334)	(1,199,636)
Depreciation and amortization	(97,435)	(861,879)
Operating income	416,381	153,470
Interest expense	(372,111)	(536,724)
Income (loss) before gain from sale of rental property	44,270	(383,254)
Gain from sale of rental property	1,595,775	-
Income (loss) from discontinued operations	$1,640,045	$(383,254)

The following is a summary of the principal components of the Company’s assets and liabilities of discontinued operations:

	March 31, 2013	December 31, 2012
Real estate held for sale	$26,920,951	$39,310,912
Other assets	736,631	1,434,695
Assets held for sale	$27,657,582	$40,745,607

Property indebtedness	$17,657,581	$26,831,392
Other liabilities	8,963,264	9,126,403
Liabilities related to assets held for sale	$26,620,845	$35,957,795

NOTE D—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES AND UNDEVELOPED LAND

During the three months ended March 31, 2013, the Company completed an acquisition of a multifamily apartment community from an unrelated, third-party seller. The acquisition involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2013 Acquisitions:

Vintage at Madison Crossing - On March 4, 2013, the Company acquired Vintage at Madison Crossing, a 178-unit apartment community located in Huntsville, Alabama (“Vintage”). The purchase price of $15,250,000 million was comprised of a mortgage note payable of $11,437,000 million plus cash of $3,813,000 million. From the date of acquisition through March 31, 2013, Vintage generated revenue of approximately $127,000 and a net loss of approximately $286,000.

The following table shows the fair values of Vintage:

Fair Value of Net Assets Acquired	$15,250,000
Purchase Price	$15,250,000
Net Assets Acquired/Purchase Price Allocated:
Land	$1,139,691
Site Improvements	943,442
Building	12,436,739
Furniture, fixtures and equipment	310,825
In place Leases	419,303
Total	$15,250,000

Transaction Costs:

Transaction costs in the amount of $222,000 related to the acquisition of Vintage were expensed as incurred during the three months ended March 31, 2013.

Sunnyside Loan:

BSP/Sunnyside, LLC (“Sunnyside”), the owner of undeveloped land located in Panama City, Florida, was a subsidiary of BREF, which was a contributor of entities in the recapitalization, described above in Note A, and is now held by BCOM Real Estate Fund, LLC Liquidating Trust, a stockholder of the Company. Sunnyside was not contributed to the Company in the recapitalization. On October 2, 2012, Sunnyside executed a Settlement Stipulation, which provided Sunnyside or its assignee, the option, for a non-refundable fee of $150,000, to acquire its delinquent loan (with a principal balance of $4,497,031 as of September 30, 2012) from its lender within 120 days of the date of the Settlement Stipulation for the net amount of $1,450,000, after a credit of the $150,000 paid for the option. The Settlement Stipulation provided that if the option was exercised within 120 days of the date of the Settlement Stipulation, the lender would not take any further legal action to enforce its rights under the note and mortgage. If the option were not exercised within the requisite time period, Sunnyside would stipulate to the entry of a final judgment of foreclosure. On October 2, 2012, the Company paid the $150,000 non-refundable fee and Sunnyside assigned the option to the Company. As a result of the option, the Company considered Sunnyside to be a VIE at December 31, 2012; however, the Company was not the primary beneficiary and, as such, Sunnyside was not included in the consolidated 2012 financial statements. On January 30, 2013, the Company exercised its rights under the option and purchased the loan for $1,450,000. As a result of the acquisition of the loan on January 30, 2013, the Company is now considered the primary beneficiary and, as such, has consolidated Sunnyside as of January 30, 2013. The total consideration paid of $1,600,000 is not considered a business combination and was allocated as follows to the assets of Sunnyside:

Cash	147,679
Land	1,452,321

The assets of the consolidated VIE can be used only to settle obligations of the VIE. The creditors of the consolidated VIE do not have recourse to the Company’s general credit. The Company’s maximum risk of loss related to its investment in the consolidated VIE is limited to the $1.6 million consideration paid to acquire the loan. The Company is not required to provide financial support to the consolidated VIE.

Pro Forma Financial Information:

The revenues and results of operations of the acquired properties are included in the condensed consolidated financial statements starting at the date of acquisition for each respective real estate asset. The following unaudited condensed consolidated pro forma information for the three months ended March 31, 2013 and 2012 is presented as if the Company had acquired Vintage on January 1, 2012. The purchase of Vintage was completed on March 4, 2013. The information for the three months ended March 31, 2012, also includes pro forma results for Westmont Commons, which was acquired on December 13, 2012, as if it occurred at January 1, 2012.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations.

	Three months ended March 31,
	2013	2012
Unaudited pro forma financial information:
Pro forma revenue	$6,321,023	$5,265,026
Pro forma net loss from continuing operations	$(4,475,085)	$(1,227,989)

NOTE E—INDEBTEDNESS

As of March 31, 2013 and December 31, 2012, the Company had total indebtedness of approximately $162.9 million and $147.5 million, respectively. Borrowings were made through individual property mortgages as well as the Company’s secured revolving credit facility.

The following debt activity occurred during the three months ended March 31, 2013:

Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million senior secured revolving credit facility for which BMO Harris Bank N.A. is serving as sole lead arranger and administrative agent. The Company has guaranteed the obligations of the Operating Partnership as the borrower under the credit facility. The credit facility has a term of three years and allows for immediate borrowings of up to $14.0 million, with an accordion feature that will allow the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property is currently the only property included in the borrowing base. The Operating Partnership used borrowings of $10.5 million drawn on the credit facility to repay in full the mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million has been included in interest expense in the condensed consolidated statement of operations. During the three months ended March 31, 2013, the Operating Partnership drew down an additional $2.5 million under the credit facility, which was used for general corporate purposes. As of March 31, 2013, the Operating Partnership had outstanding borrowings of approximately $13.0 million and approximately $1.0 million available under the credit facility. The credit facility bears interest, at the Operating Partnership’s option, either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depending on the leverage ratio. As of March 31, 2013, the weighted average interest rate was 3.64%. In addition, the Operating Partnership pays quarterly in arrears a commitment fee of 0.25% to 0.35% of the unused revolving credit commitment. As of March 31, 2013, the commitment fee was 0.25%.

The revolving credit facility contains the following financial covenants:

•	Maximum total indebtedness to total asset value ratio of 70%

•	Minimum adjusted EBITDA to fixed charges ratio of 1.15

•	Tangible net worth minimum $26,954,678

•	Investments in joint ventures less than 15% of total asset value

•	Investments in assets under development less than 15% of total asset value

•	Investments in mortgage loans, mezzanine loans and notes receivable less than 5% of total asset value

•	Investments in land assets less than 15% of total asset value

•	Total investments less than 30% of total asset value

As of March 31, 2013, the Company was not in compliance with the following financial covenants in the credit agreement: (a) the minimum adjusted EBITDA to fixed charges ratio; and (b) the maximum investment in land assets.  On May 3, 2013, BMO Harris Bank N.A. agreed, subject to legal documentation, to waive the minimum adjusted EBITDA to fixed charges ratio covenant through June 30, 2013, and to modify the definition of the components of minimum adjusted EBITDA to fixed charges ratio and increase the maximum permitted investment in land assets to 17.5% of total assets.  On June 13, 2013, the parties executed the waiver and amendment to the credit agreement.

Vintage at Madison Crossing

On March 4, 2013, in conjunction with the acquisition of Vintage (see Note D above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $11,437,000, which bears interest at a fixed rate of 4.19% with monthly payments of interest only for the initial twelve months and monthly payments of principal and interest thereafter until maturity on April 1, 2023. The mortgage note is secured by the Vintage property.

The following table summarizes certain information as of March 31, 2013, with respect to the Company’s indebtedness:

			Remaining
	Borrowed		Term in
Property	Balance	Interest Rate	Years

Fixed Rate Secured Debt
Lakshore on the Hill	$6,815,057	4.48%	4.75
The Trails of Signal Mountain	8,317,000	4.92%	5.17
Terrace at River Oaks	14,300,000	4.32%	8.75
Westmont Commons	17,920,000	3.84%	9.75
Vintage at Madison Crossing	11,437,000	4.19%	10.00
The Estates at Maitland	4,058,405	7.00%	0.09
	62,847,462	5.20%	7.80

Variable Rate Secured Debt
Revolving Credit Facility	13,000,000	3.64%	2.83
Merce Apartments	5,475,000	3.14%	5.59
Park at Fox Trails	14,916,488	3.13%	5.75
Post Oak	5,277,000	3.39%	5.34
Estates at Millenia	34,950,000	5.75%	0.67
The Pointe at Canyon Ridge	26,400,000	6.00%	0.17
	100,018,488	5.08%	2.09

Total Outstanding Debt	$162,865,950	4.71%	4.29

The scheduled maturities of outstanding mortgage notes payable as of March 31, 2013 are as follows:

Year	Amount Maturing

Remainder of 2013	$65,810,846

2014	1,087,136

2015	1,538 498

2016	14,593,901

2017	1,663,320

Thereafter	78,172,249

$162,865,950

The weighted average interest rate on the mortgage notes payable balance outstanding at March 31, 2013 and December 31, 2012, was 4.71% and 4.82%, respectively.

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owns 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owns 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter. The Estates at Perimeter is a 240-unit apartment community located in Augusta, Georgia. The Company, through its subsidiaries, acquired its interest in the JV in September 2010 for $3,849,468. The carrying value of this investment was $2,518,886 and $2,581,789 as of March 31, 2013 and December 31, 2012, respectively. The following is the condensed consolidated financial information of this unconsolidated joint venture as of the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Rental Revenue	$681,793	$704,655
Net income	$74,662	$55,450
Company share of income form unconsolidated joint venture activities	$37,331	$27,725

The JV follows GAAP and its accounting policies are similar to those of the Company. The Company shares in profits and losses of the JV in accordance with the JV operating agreement. The Company received cash distributions for the three months ended March 31, 2013 and 2012 of $50,137 and $125,143, respectively. During the three months ended March 31, 2013, an additional distribution from the JV in the amount of $50,097 was recorded and included in due from related parties in the accompanying balance sheet. No contributions were made during the three months ended March 31, 2013 and 2012.

On April 3, 2013, the Company entered into a contract to acquire the remaining 50% interest in the JV from its joint venture partner. Consideration for the acquisition will consist of approximately $4.7 million in cash and the assumption of the balance of the current mortgage loan of approximately $9.0 million (50% of total mortgage note payable). The purchase is expected to close in July of 2013.

NOTE G—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of March 31, 2013 and December 31, 2012 is comprised primarily of a $636,251 promissory note that the Company acquired from BREF. The note was payable to BREF from TSPFI. The note was originated to partially fund the purchase of a property by TSPFI. On June 1, 2012, in connection with the recapitalization, this receivable was contributed to the Company. The note bears interest at 12% per annum and is due on demand; accrued interest as of March 31, 2013 and December 31, 2012 was $98,088 and $76,350, respectively. The Company expects payment will be received from TSPFI in the second half of 2013. Other receivables from related parties are comprised of various non-interest bearing amounts due from related entities. Due to related parties as of March 31, 2013 and December 31, 2012 includes various non-interest bearing amounts payable to related entities.

Advisory Fees from Related Party: Fees of $114,000 are included in the accompanying statements of operations for the three months ended March 31, 2012. The fees were earned from entities previously owned by BREF and TSPFI that were not contributed to the Company in the recapitalization.

Support Services: During the three months ended March 31, 2012, an entity under common control provided the Company with certain general and administrative support services, for which the entity under common control allocated costs of approximately $110,000 for the three months ended March 31, 2012. Effective June 1, 2012, general and administrative costs are incurred and paid directly by the Company, which costs totaled $1,496,000 for the three months ended March 31, 2013. If the Company had paid these expenses directly prior to June 1, 2012, the Company’s historical results of operations may have been materially different. As a result, the accompanying historical statements of operations may not necessarily be indicative of operations for future periods.

Legal Fees: During the three months ended March 31, 2013 and 2012, the Company incurred legal fees totaling approximately $41,000 and $70,000, respectively, with a law firm of which a member of the Company’s board of directors is the managing shareholder. Fees of $209,000 and $246,000 are included in accounts payable and accrued liabilities at March 31, 2013 and December 31, 2012, respectively, in the accompanying balance sheets. Effective December 17, 2012, this individual no longer serves as a member of the Company’s board of directors.

NOTE H—COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have asbestos or other environmental related liabilities. As of March 31, 2013, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Property Management Agreements: Prior to the recapitalization on June 1, 2012, Trade Street Company was externally managed and was a party to property management agreements with third parties with respect to the management of certain of the Company’s properties. The agreements provided for monthly management fees that ranged from 3.0% to 4.0% of gross monthly collections of rent. The Company paid total property management fees of approximately $134,000 for the three months ended March 31, 2012 and such amount is included in property operating expenses in the accompanying condensed consolidated statements of operations. There were no property management agreements or fees paid during the three months ended March 31, 2013.

Operating Lease: The Company leases office space for the Company’s headquarters in Aventura, Florida through June 2014 for a total of approximately $194,000 annually, including expenses. Rent expense included in the accompanying statement of operations was approximately $57,000 and $20,000, respectively, for the three months ended March 31, 2013 and 2012.

The following is a summary of approximate future minimum rentals under the non-cancellable operating lease as of March 31, 2013:

Period	Future Minimum Rents
April to December 2013	145,456
2014	80,809

Guarantee: In connection with the recapitalization described above, as a condition to closing, the Company and the Operating Partnership were required to become co-guarantors (and, with respect to certain properties, co-environmental indemnitors) on certain outstanding mortgage indebtedness related to the properties contributed as part of the recapitalization discussed in Note A in order to replace, and cause the release of, TSPFI and BREF as the guarantors and environmental indemnitors under the existing guarantees and environmental indemnity agreements, as applicable. The Company’s position as a co-guarantor and co-indemnitor with respect to the contributed properties could result in partial or full recourse liability to the Company or the Operating Partnership in the event of the occurrence of certain prohibited acts set forth in such agreements.

Other Contingencies: In the ordinary course of the Company’s business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated, although the Company may consider various other facts and circumstances in determining that an acquisition is probable. Upon expiration of any applicable due diligence period, the Company is generally at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits the Company has paid in connection with the contract, and is generally obligated to sell under a real property sales contract. As of March 31, 2013, the Company had earnest money deposits of approximately $3.6 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $2.9 million was non-refundable. As of December 31, 2012, the Company had earnest money deposits of approximately $1.8 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $1.5 million was non-refundable.

NOTE I—INCOME TAXES

The Company has maintained and intends to maintain its election as a REIT under the Internal Revenue Code of 1986, as amended. In order for the Company to continue to qualify as a REIT it must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to its stockholders equal to a minimum of 90% of the Company’s REIT taxable income, computed without regard to the dividends paid deduction and the Company’s net capital gains. As a REIT, the Company generally will not be subject to federal income tax on its taxable income at the corporate level to the extent such income is distributed to its stockholders annually. If taxable income exceeds dividends in a tax year, REIT tax rules allow the Company to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, the Company may not be able to re-qualify as a REIT for the four subsequent taxable years. Historically, the Company has incurred only non-income based state and local taxes. The Company’s Operating Partnership is a flow through entity and is not subject to federal income taxes at the entity level.

The Company has provided for non-income based state and local taxes in the condensed consolidated statement of operations for the three months ended March 31, 2013. Prior to June 1, 2012, the Company operated solely through partnerships which were flow through entities and were not subject to federal income taxes at the entity level. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions for the year ended December 31, 2012. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

For certain entities that are part of the Company, tax returns are open for examination by federal and state tax jurisdictions for the years 2009 through 2011. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date upon final determination by the respective taxing authorities. No such examination is presently in progress.

NOTE J—STOCKHOLDERS’ EQUITY

The following table presents certain information regarding the Company’s issued and outstanding preferred stock, preferred OP units and Class B contingent units as of March 31, 2013 and December 31, 2012:

	Optional Redemption Date	Annual Dividend	Outstanding at March 31, 2013	Outstanding at December 31, 2012
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 309,130 and 273,326 shares outstanding at March 31, 2013 and December 31, 2012, respectively	7 years from date of issuance	(1)	$26,568,741	$26,802,814

Class B Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 and 98,304 units outstanding at March 31, 2013 and December 31, 2012, respectively	June 2014	(2)	$-	$9,683,089

Class C Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 and 98,304 units outstanding at March 31, 2013 and December 31, 2012, respectively	June 2015	(2)	$-	$9,717,249

Class B Contingent Units, 210,915 and 0 units outstanding at March 31, 2013 and December 31, 2012, respectively	-	(3)	$20,137,919	$-

(1)	Cumulative annual cash dividend at the rate of 1% of the liquidation preference, which increases by 1% on each of the third and fourth anniversaries after issuance.

(2)	Cumulative annual cash distribution equal to 1.5% of the liquidation preference per share, payable quarterly, if declared.

(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 5.0% per annum of the stated value per Class B contingent unit ($1.25 per quarter) thereafter.

Class A Preferred Stock

The Class A preferred stock ranks senior in preference to the Company’s common stock with respect to the payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up of the Company (but excluding a merger, change of control, sale of substantially all assets or bankruptcy of the Company, upon the occurrence of any of which all shares of Class A preferred stock will be automatically converted). The Class A preferred stock ranks junior to any class or series of stock the terms of which specifically provide that the holders thereof are entitled to receive dividends or amounts distributable upon liquidation, dissolution or winding up of the Company in preference or priority to the holders of shares of Class A preferred stock. The Class A preferred stock ranks on parity with any class or series of stock the terms of which specifically provide that the holders thereof are entitled to receive dividends or amounts distributable upon liquidation, dissolution or winding up of the Company without preference or priority of one over the other. The Class A preferred stock has no voting rights except in certain limited instances.

On January 14, 2013, the terms of the Class A preferred stock were amended to provide that in calculating the number of shares of common stock to be issued upon conversion of shares of Class A preferred stock, the average market price of the Company’s common stock in the conversion calculation shall not be less than $9.00 per share. As amended, shares of the Class A preferred stock are convertible into shares of the Company’s common stock at such time as the last of the properties contributed to the Company to be developed and opened for occupancy shall have attained 90% physical occupancy or have previously been disposed of by the Company. The shares are convertible at a conversion rate equal to the liquidation preference (as adjusted for certain decreases in value, in any, below June 1, 2012 levels) divided by the average market price of the Company’s common stock for the 20 trading days immediately preceding conversion, subject to a minimum price of $9.00 per share, subject to adjustments for any subsequent stock split, combination or exchange of the common stock after the date of issuance of the Class A preferred stock. The addition of the minimum conversion price of $9.00 per share and other changes in terms related to the Class A preferred stock was accounted for as an extinguishment that resulted in an increase of $3.5 million in net income attributable to common stockholders presented in the accompanying condensed consolidated statement of operations.

On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment complex located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership. Consideration for the purchase included 100,000 shares of Class A preferred stock, plus an additional 35,804 shares of Class A preferred stock issued on March 14, 2013, for which a liability of $3.3 million had been included in acquisition consideration payable in preferred stock at December 31, 2012 in the accompanying condensed consolidated balance sheet. The issued shares were not registered under the Securities Act, and are, therefore, subject to certain restrictions on transfer. Upon receipt of the final certificate of occupancy for the development property, the Company shall issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property, for which a liability for the contingent consideration has been recorded in the accompanying consolidated condensed balance sheet at March 31, 2013 for $294,000.

The Class A preferred stock is redeemable, at the Company’s option, on or after the 7th anniversary of issuance. No shares of Class A preferred stock have been converted or redeemed as of March 31, 2013.

Common and Preferred Operating Partnership Units

A total of 546,132 common units were issued in connection with the recapitalization and are included in noncontrolling interests in the accompanying condensed consolidated balance sheet at December 31, 2012. The common units were redeemable at the option of the holder at any time after June 1, 2013.

The Class B and Class C preferred units were convertible into common units on or after the first and second anniversaries of the date of issuance, respectively (i.e., June 1, 2013 and June 1, 2014). The Class B and Class C preferred units were redeemable at the Company’s option, one year after first becoming convertible, i.e. on June 1, 2014 and June 1, 2015, respectively. The Class B and Class C preferred units did not have voting rights.

As discussed below, the Class B and Class C preferred units were converted to Class B contingent units on February 8, 2013 pursuant to the amendment and restatement of the agreement of limited partnership of the Operating Partnership, and the common units were exchanged for Class B contingent units on March 26, 2013 pursuant to the second amendment and restatement of the agreement of limited partnership of the Operating Partnership.

Class B Contingent Units

On February 8, 2013, the agreement of limited partnership for the Operating Partnership was amended and restated to combine the 98,304 Class B preferred units and the 98,304 Class C preferred units issued in the recapitalization into a single class of partnership units, designated as Class B contingent units, and to amend certain terms of the Class B contingent units. The Operating Partnership issued one Class B contingent unit for each outstanding Class C preferred unit and all remaining Class B preferred units became Class B contingent units, resulting in a total of 196,608 Class B contingent units.

On March 26, 2013, the partners of the Operating Partnership executed the Second Amended and Restated Agreement of Limited Partnership to amend the terms of the Class B contingent units. The 546,132 common units that were previously issued on June 1, 2012 at the closing of the recapitalization were exchanged for 14,307 additional Class B contingent units. As amended, the Class B contingent units are entitled to non-cumulative quarterly distributions that are preferred with respect to the payment of distributions on common units and pari passu with the payment of distributions on Class A preferred units. The quarterly distributions on the Class B contingent units must be declared and set aside for payment prior to any distributions being declared on the common units for that quarterly period. The amount of the distributions will be $0.375 per quarter (1.5% per annum of the stated value per Class B contingent unit) until December 31, 2014, $0.75 per quarter (3.0% per annum of the stated value per Class B contingent unit) from January 1, 2015 through December 31, 2015 and $1.25 per quarter (5.0% per annum of the stated value per Class B contingent unit) thereafter.

The Class B contingent units will be converted into common units in three tranches based upon the sale or stabilization, which is defined as the achievement of 90% physical occupancy, of the Company’s development properties, as follows (except that all Class B contingent units will be automatically converted into common units upon, among other events, a change of control, sale of substantially all assets or bankruptcy of the Company):

•	52,728.75 units upon the earlier to occur of (i) the stabilization of the Company’s development property, The Estates at Maitland, and (ii) the sale of The Estates at Maitland.
•	52,728.75 units upon the earlier to occur of (i) the stabilization of the Company’s development property, Estates at Millenia—Phase II, and (ii) the sale of Estates at Millenia—Phase II.
•	105,457.50 units upon the earlier to occur of (i) the stabilization of either the Company’s development property, Midlothian town Center-East or the Company’s development property, Venetian, and (ii) the sale of either Midlothian Town Center-East or Venetian.

The Class B contingent units will be converted into common units on the schedule set forth above at a conversion rate equal to $100.00 per unit divided by, generally, the average closing price of the Company’s common stock for the 20 trading days prior to the date of conversion, subject to a minimum price of $9.00 per share (subject to further adjustment for subsequent stock splits, stock dividends, reverse stock splits and other capital changes). The Class B contingent units rank equally with common units with respect to losses of the Operating Partnership and share in profits only to the extent of the distributions. The Class B contingent units do not have a preference with respect to distributions upon any liquidation of the Operating Partnership. The Class B contingent units have limited voting rights.

The exchange of the common units for additional Class B contingent units on March 26, 2013 was accounted for as an extinguishment that reduced noncontrolling interest in the accompanying condensed consolidated balance sheet by approximately $8.2 million, that resulted in an increase of $8.2 million in net income attributable to common stockholders presented in the accompanying condensed consolidated statement of operations.

As of March 31, 2013, distributions in arrears for the Class B preferred units and Class C preferred units and the Class B contingent units totaled approximately $245,000.

Reverse Stock Split

On January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per share data included in these consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented. Prior to the reverse stock split, the redemption of shares of the Class A preferred stock and the preferred units was not solely within the Company’s control since there were not sufficient shares of common stock available to cover all equity instruments potentially convertible into common stock, and accordingly, the Company classified the shares and units as temporary equity in the consolidated balance sheet at December 31, 2012. As a result of the amendment to the terms of the Class A preferred stock and Class B contingent units to provide for a minimum share price of $9.00 for purposes of the conversion of shares of Class A preferred stock into common stock and Class B contingent units into common units, as well as the reverse stock split, there are sufficient available shares of the Company’s common stock to cover all equity instruments potentially convertible into common stock, and accordingly, $26.8 million for Class A preferred stock and $19.4 million for the Class B and Class C preferred units were transferred to permanent equity in the condensed consolidated balance sheet at March 31, 2013.

Equity Incentive Plan

On January 24, 2013, the Company’s stockholders approved, at the recommendation of the Company’s board of directors, the Trade Street Residential, Inc. 2013 Equity Incentive Plan (the “Equity Incentive Plan”), which is intended to attract and retain independent directors, executive officers and other key employees and individual service providers, including officers and employees of the Company’s affiliates. The Equity Incentive Plan provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards. As of March 31, 2013, no grants had been made under the Equity Incentive Plan. On May 16, 2013, the Company issued shares of restricted common stock to certain officers and other employees of the Company. See Note K for additional information regarding such issuances.

Redemption of Noncontrolling Interests

On June 1, 2012, four of the Company’s property owning subsidiaries entered into an agreement with the noncontrolling interest holder of each such subsidiary for the purchase of the noncontrolling interest for total consideration of $7,657,500. Approximately $5.1 million of the consideration was payable on September 15, 2012 and the remaining $2.6 million was payable on December 31, 2012. Such amounts had not yet been paid as of March 31, 2013. The agreement specifies that late payments will be subject to interest at monthly rates ranging from 1.5% to 2.5% of the unpaid amount until paid in full. Accrued interest payable includes approximately $158,000 interest accrued and not yet paid as of March 31, 2013. The total payable is $7,657,500, of which $6,007,500 has been recorded as payable for the redemption of noncontrolling interest and $1,650,000 has been included in liabilities of discontinued operations in the accompanying March 31, 2013 condensed consolidated balance sheet. On May 17, 2013, the balance including accrued interest was paid in full. Upon payment in full of the outstanding amounts, the noncontrolling interests were canceled.

Dividends Declared

On December 14, 2012, the Company’s board of directors authorized, and the Company declared, a dividend in the amount of $0.07605 per share, payable to holders of record of common stock and common units as of December 26, 2012, for a total of approximately $400,000. In addition, the board of directors authorized, and the Company declared, that all cumulative unpaid dividends on Class A preferred stock through December 14, 2012 in the amount of approximately $97,000 be set aside for payment, as required by the terms of the Class A preferred stock in the Company’s charter. On January 25, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the fourth quarter of 2012 in the amount of $0.0855 per share, payable to holders of record of common stock and common units as of February 5, 2013 and payable on March 15, 2013, for a total of approximately $450,000. In addition, the board of directors authorized, and the Company declared, that all cumulative unpaid dividends on Class A preferred stock through January 25, 2013 in the amount of approximately $127,000 be set aside for payment, as required by the terms of the Class A preferred stock in the Company’s charter. Dividends declared and not yet paid as of March 31, 2013 are included in dividends payable for $127,264 in the accompanying consolidated balance sheets.

NOTE K—SUBSEQUENT EVENTS

Share Issuances

On May 16, 2013, the Company closed a public offering of 6,250,000 shares of its common stock, $0.01 par value per share, at a public offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market under the symbol “TSRE” on May 14, 2013. The Company received approximately $56.3 million in total net proceeds from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, prior to any exercise of the underwriters' over-allotment option. Deferred offering costs, which totaled approximately $4.0 million, will be offset against additional paid-in capital in the second quarter of 2013.

Under the Equity Incentive Plan, on May 16, 2013, an aggregate of 301,875 shares of restricted common stock were granted to officers and other employees of the Company. The shares of restricted common stock are entitled to receive any dividends paid on the Company’s common stock. The shares of restricted common stock will vest in equal installments on each of the first four anniversaries of the date of grant. Total compensation expense of $3,018,750 will be recorded over the vesting period.

Additionally, on May 16, 2013, the Company issued an aggregate of 21,000 shares of common stock to the Company’s non-employee directors in lieu of directors’ annual retainer for the year ending December 31, 2013.

On June 13, 2013, the Company sold an additional 103,443 shares of its common stock, $0.01 par value per share, at a price per share of $10.00 upon the partial exercise of the underwriters’ over-allotment option (the “Over-Allotment”), generating aggregate gross proceeds of $1.03 million. The proceeds to the Company of the Over-Allotment were $0.97 million, net of the underwriting discounts and commissions.

Acquisitions of Properties

On May 16, 2013, the Company acquired Woodfield St. James, a 244-unit apartment community located in Goose Creek, South Carolina, a suburb of Charleston, for $27.3 million. The purchase was funded with proceeds from the Company’s public offering of its common stock. In connection with the acquisition, the Company intends to put mortgage financing on the property and has obtained a lender commitment for a $19.0 million 10-year first mortgage at a fixed rate of 3.75% with two years of interest only payments followed by principal and interest payments based on a 30-year amortization schedule thereafter. This loan is expected to close in June 2013, subject to the Company’s satisfaction of customary conditions.

On May 17, 2013, the Company acquired Woodfield Creekstone, a 256-unit apartment community located in Durham, North Carolina, for $35.8 million. In connection with the acquisition, the Company entered into a mortgage loan in the amount of $23.25 million with a 10-year term and a fixed interest rate of 3.88%. Repayment of the mortgage loan is interest only for the first three years, with principal and interest payments based on a 30-year amortization thereafter.

Pending Acquisitions of Properties

On April 3, 2013, the Company entered into a contract to acquire the remaining 50% interest in Estates of Perimeter from its joint venture partner. Consideration for the acquisition consists of cash of approximately $4.7 million and the assumption of the balance of the current mortgage loan of $9.0 million (50% of total mortgage note payable). The acquisition is expected to close, subject to the satisfaction of customary closing conditions, prior to the end of the third quarter of 2013.

On April 8, 2013, the Company entered into an agreement to purchase Talison Row, a 274-unit apartment community located in Daniel Island, South Carolina, for $48.1 million. The acquisition is expected to close, subject to the satisfaction of customary closing conditions, prior to the end of the third quarter of 2013.

Pending Sale of Property

On May 1, 2013, the Company entered into an agreement to sell the Oak Reserve property for approximately $11.8 million. The sale closed on June 12, 2013 and resulted in a gain to the Company of approximately $0.6 million.

Mortgage Refinancings

On April 25, 2013, a subsidiary of the Company refinanced the Estates at Maitland property with a principal amount of $4.2 million. The Company is the guarantor of this indebtedness. The loan has a term of one year with a variable rate of prime rate plus 3.50% and is required to make monthly interest-only payments for the term of the loan.

On May 31, 2013, the Company refinanced the mortgage for The Pointe at Canyon Ridge property with a principal amount of $25.8 million. The loan bears interest at a fixed rate of 4.10% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on June 1, 2025.

Dividends Declared

On April 15, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the first quarter of 2013 of $0.0855 per share, payable on May 31, 2013 to holders of record of common stock on April 25, 2013 for a total of approximately $0.5 million. In addition, the board of directors authorized, and the Company declared, that all cumulative unpaid dividends on Class A preferred stock through April 15, 2013 in the amount of approximately $203,000 be set aside for payment, as required by the terms of the Class A preferred stock in the Company’s charter.

On April 22, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the second quarter of 2013 of $0.1575 per share, payable on July 12, 2013 to holders of record of common stock on June 14, 2013 for a total of approximately $1.8 million based on the number of shares of common stock outstanding on May 30, 2013. In addition, the board of directors authorized, and the Company declared, that all cumulative unpaid dividends on Class A preferred stock through April 22, 2013 in the amount of approximately $ 255,000 be set aside for payment, as required by the terms of the Class A preferred stock in the Company’s charter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, funds from operations and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of debt or equity capital to finance acquisitions, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, the timing of acquisitions, and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the section entitled “Risk Factors contained in the final prospectus related to our public offering dated May 13, 2013 filed with the SEC in accordance with Rule 424(b) of the Securities Act, on May 14, 2013, which is accessible on the SEC’s website at www.sec.gov., as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

OVERVIEW

References to “we”, “us”, “our” and the “Company” refer to Trade Street Residential, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

Our Company

We are a full service, vertically integrated, self-administered and self-managed real estate investment trust (“REIT”), focused on acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States, including Texas. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. We seek to own and operate apartment communities in cities that have:

•	a stable work force comprised of a large number of “echo boomers” augmented by positive net population migration;
•	well-paying jobs provided by a diverse mix of employers across the education, government, healthcare, insurance, manufacturing and
•	tourist sectors;
•	a favorable cost of living;
•	reduced competition from larger multifamily REITs and large institutional real estate investors who tend to focus on select coastal and
•	gateway markets; and
•	a limited supply of new housing and new apartment construction.

We currently own and operate 16 apartment communities containing an aggregate of 3,683 apartment units in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee and Texas, including 500 units added with our last two acquisitions during May 2013. We currently have 98 employees who provide property management, maintenance, landscaping, administrative and accounting services.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and, as such, we have elected to provide reduced public company reporting requirements in this and in future filings. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with accounting standards newly issued or revised after April 5, 2012. In other words, an “emerging growth company” can delay the adoption of accounting standards until those standards would otherwise apply to private companies. We may take advantage of the extended transition period for complying with accounting standards newly issued or revised after April 5, 2012.

Our Portfolio

As of March 31, 2013, our portfolio consisted of 14 operating properties, of which 13 were wholly-owned and one was owned through an unconsolidated joint venture in which the Company has a 50% interest, consisting of 3,183 apartment units, as detailed in the following table:

					Average
		Year Built/	Date	Number of	Unit Size	Average Physical
Property Name	Location	Renovated(1)	Acquired	Units	(Sq. Ft.)	Occupancy(2)

Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	97.4%
Estates at Millenia(3)	Orlando, FL	2012	12/03/12	297	952	84.0%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	86.4%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	96.1%
Oak Reserve at Winter Park(4)	Winter Park, FL	1972/2007	09/21/08	142	834	93.5%
Park at Fox Trails	Plano, TX	1981	12/06/11	286	960	95.8%
Post Oak	Louisville, KY	1982/2005	07/28/11	126	847	97.2%
Terrace at River Oaks	San Antonio, TX	1982/1983	12/21/11	314	1,015	93.6%
The Beckanna on Glenwood(4)	Raleigh, NC	1963/2006	10/31/11	254	729	96.6%
The Estates at Perimeter(5)	Augusta, GA	2007	09/01/10	240	1,109	92.4%
The Pointe at Canyon Ridge	Sandy Springs, GA	1986/2007	09/18/08	494	1,065	96.6%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	93.5%
Vintage at Madison Crossing(6)	Huntsville, AL	2002	03/04/13	178	1,047	96.3%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	94.3%

Total /Weighted Average				3,183	992	93.9%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.

(2)	Average physical occupancy represents the average for the three months ended March 31, 2013 of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	We acquired this newly constructed apartment community in December 2012, and it continues to be in the lease-up phase.
(4)	We are in the process of evaluating third party proposals for the disposition of this property. We currently do not have a binding contract to dispose of this property and, as such, can provide no assurance that we will be able to do so.
(5)	We own a 50% interest in this apartment community through an unconsolidated joint venture. On April 3, 2013, we entered into a contract to purchase the remaining 50% equity interest from our joint venture partner. The purchase is expected to close in July of 2013.
(6)	We acquired this apartment community on March 4, 2013. Average physical occupancy has been calculated as of and for the month ended March 31, 2013.

As of March 31, 2013, the weighted average monthly rent per unit, and monthly effective rent per occupied unit for our operating properties was $835 and $817, respectively. Average rental rates are the Company’s market rents after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt for the three months ended March 31, 2013. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month in the three months ended March 31, 2013 divided by the total number of occupied units each month in the period. Discounts include concessions, discounted employee units and model units.

In addition, our Land held for future development consists of the parcels described in the table below, upon which we anticipate developing apartment communities in the future, when market and demographic trends favor the delivery of additional multifamily units to the markets where the respective land investments are located.

			Planned
Property Name	Location	Potential Use	Units	Acreage

Venetian(1)	Fort Myers, FL	Apartments	436	23.0

Midlothian Town Center – East(2)	Midlothian, VA	Apartments	238	8.4

The Estates at Maitland(3)	Maitland, FL	Apartments	421	6.1

Estates at Millenia - Phase II(4)	Orlando, FL	Apartments	403	7.0

(1)	Venetian was acquired from an insolvent developer after construction began. The site currently has improvements, including a partially completed clubhouse, building pads, roads and utilities on Phase I of the development.
(2)	Midlothian Town Center—East is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure.
(3)	The Estates at Maitland is currently approved for a maximum of 300 apartment units and 20,000 square feet of retail space. The City of Maitland, Florida changed its zoning code allowing a higher density in May 2012. The municipal development agreement is currently being modified to include 421 units and 10,000 square feet of retail space.
(4)	Estates at Millenia—Phase II is currently approved for 403 apartment units and 10,000 square feet of retail space. The site currently has all utilities.

RESULTS OF OPERATIONS

Same Store Properties

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as those that we owned and operated for the entirety of both periods being presented, except for properties that are in the construction or lease-up phases, or properties that are undergoing significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once any redevelopment is complete and they have stabilized. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three months ended March 31, 2013 and 2012, the same store properties included properties owned since January 1, 2012, excluding our land held for future development and properties included in discontinued operations (see below). No properties owned since January 1, 2012 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2012 were excluded from the same store portfolio.

Recent Acquisition and Disposition Activity

Recent acquisition and disposition activity that may affect our future results of operations is discussed further below.

2013 Acquisition

Vintage at Madison Crossing—On March 4, 2013, we acquired Vintage at Madison Crossing, a 178-unit apartment community consisting of 12 buildings in Huntsville, Alabama. The purchase price of $15.3 million was comprised of a mortgage note payable of approximately $11.4 million plus cash of approximately $3.9 million.

2013 Disposition

Fontaine Woods—On March 1, 2013, we completed the sale of our 70% ownership interest in Fontaine Woods, an apartment community located in Chattanooga, Tennessee. The consideration received for our 70% ownership interest was $10.5 million, including $4.0 million of cash. The sale resulted in a gain to the Company of approximately $1.6 million. The proceeds of this sale were primarily used to acquire Vintage at Madison Crossing, as described above.

Discontinued Operations

Oak Reserve at Winter Park - On May 1, 2013, the Company entered into an agreement to sell Oak Reserve at Winter Park, an apartment community located in Winter Park, Florida for $11.8 million. The sale is expected to result in a gain to the Company of approximately $0.6 million.

The Beckanna on Glenwood— In January 2013, we committed to a plan to actively market the Beckanna on Glenwood, comprised of 254 garden-style apartment units in one eight-story residential building located on seven acres of land in Raleigh, North Carolina.

The results of operations for Mill Creek, Fontaine Woods, Oak Reserve and Beckanna have been reported as discontinued operations for all periods presented.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Below are the results of operations for the three months ended March 31, 2013 and 2012. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2012 through March 31, 2013. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations and real estate taxes and insurance.

	Three Months Ended March 31,
	2013	2012	Change	Percent

Property Revenues

Same Store (8 properties)	$4,351,493	$4,173,163	$178,330	4.3%

Non Same Store (3 properties)	1,682,813	-	1,682,813	N/A

Total property revenues	$6,034,306	$4,173,163	$1,861,143	44.6%

Property Expenses

Same Store	$2,053,270	$2,128,463	$75,193	3.5%

Non Same Store	775,339	-	(775,339)	N/A

Total property expenses	$2,828,609	$2,128,463	$(700,146)	(32.9)%

Same Store Properties – Property Revenues and Property Expenses

Property Revenues increased approximately $178,000, or 4.3%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in Property Revenues was primarily due to increases in average occupancy of approximately 2%, which resulted in an increase in rental revenues of approximately $84,000 combined with increases in monthly average effective rent per occupied unit of $15, which resulted in an increase in rental revenues of approximately $82,000. Property Expenses decreased approximately $75,000, or 3.5%, primarily due to a $135,000 decrease in third party management fees, which were not incurred in 2013 as we were entirely self-managed, partially offset by a $60,000 increase in real estate taxes and insurance.

Non-same Store Properties – Property Revenues and Property Expenses.

Property Revenues and Property Expenses for our non-same store properties increased due to the acquisition of Estates at Millenia, Westmont Commons, and Vintage at Madison Crossing during the fourth quarter of 2012 and first quarter of 2013. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Advisory fees from related party

Advisory fee revenue represents fees earned from related parties for properties that were not contributed to the Company in the recapitalization. There were no advisory fee revenues in the three months ended March 31, 2013 and approximately $114,000 for the three months ended March 31, 2012. We do not expect advisory fees to contribute meaningfully to our operating revenue in the future.

Other Operating Expenses

	Three Months Ended March 31,
	2013	2012	Change	Percent

General and administrative	1,564,684	163,206	(1,401,478)	(858.7)%

Depreciation and amortization	2,415,845	1,880,558	(535,287)	(28.5)%

Acquisition costs	222,176	-	(222,176)	N/A

General and administrative expense increased 859%, from approximately $163,000 for the three months ended March 31, 2012 to approximately $1,565,000 for the three months ended March 31, 2013. The increase in general and administrative expense is attributed primarily to (i) growth in the number of corporate personnel needed to acquire, manage and maintain the increased number of properties that we acquired since March 31, 2012 (approximately $548,000), (ii) increased travel expenses (approximately $156,000), (iii) increased professional fees (approximately $385,000) primarily attributable to the audit of our 2012 financial statements, (iv) directors fees which were not incurred prior to the recapitalization (approximately $85,000) and (v) increased overhead from being a self-administered and self-managed company after the recapitalization. During the three months ended March 31, 2012, an entity under common control provided the Company with certain general and administrative support services, for which the entity under common control allocated costs of approximately $110,000 for the three months ended March 31, 2012. Effective June 1, 2012, general and administrative costs are incurred and paid directly by the Company. If the Company had paid these expenses directly prior to June 1, 2012, the Company’s historical results of operations for the three months ended March 31, 2012 may have been materially different.

Depreciation and amortization expense for the three months ended March 31, 2013 was approximately $2,416,000, representing an increase of approximately $535,000, or 28.5%, over the three months ended March 31, 2012, primarily due to the acquisition of Vintage at Madison Crossing during the three months ended March 31, 2013 and the acquisitions of Estates at Millenia and Westmont Commons during the fourth quarter of 2012.

Acquisition expenses are charged to current expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including real estate commissions, attorney fees, due diligence costs, title searches and title insurance costs. For the three months ended March 31, 2013, acquisition expenses were approximately $222,000 for costs incurred in the acquisition of Vintage at Madison Crossing. There were no acquisition costs in the three months ended March 31, 2012.

Other Revenue and Expenses

	Three Months Ended March 31,
	2013	2012	Change	Percent

Equity in income of unconsolidated joint venture	37,331	27,725	9,606	34.6%

Interest Income	21,809	19,242	2,567	13.3%

Interest expense	(3,402,891)	(908,895)	(2,493,996)	(274.4)%

Income (loss) from discontinued operations	44,270	(383,254)	427,524	111.6%

Gain on sale of discontinued operations	1,595,775	-	1,595,775	N/A

Loss (income) allocated to noncontrolling interests	555,223	(12,455)	(567,678)	(4,557.8)%

Interest expense increased approximately $2,500,000, or 274%, in the three months ended March 31, 2013. The increase was primarily due to (i) the increased debt levels associated with the acquisition of Vintage at Madison Crossing, Estates at Millenia and Westmont Commons (approximately $708,000), (ii) the additional interest associated with the redemption of the noncontrolling interests in four properties contributed in the recapitalization (approximately $442,000), (iii) a pre-payment penalty and write-off of deferred financing costs of $697,000 and $118,000, respectively, incurred in connection with the payoff of a mortgage note payable, and (iv) $328,000 amortization of deferred loan costs on financing that occurred on properties subsequent to March 31, 2012.

Gain on sale of discontinued operations resulted from the sale of Fontaine Woods on March 1, 2013.

Loss allocated to noncontrolling interests increased approximately $569,000 to approximately $555,000 from approximately ($12,500) due to our recapitalization and the resulting noncontrolling interest in our Operating Partnership. Prior to our recapitalization and for the three months ended March 31, 2012 the noncontrolling interests represented only the percentage of property subsidiaries that we did not own.

Capital Expenditures

The following table summarizes our total non-recurring and recurring capital expenditures for the three months ended March 31, 2013.

		Per
Recurring capital expenditures:	Total	Unit
Flooring & Carpeting	$50,029	$20
Appliances	30,950	12
Other	21,846	9
Total	$102,825	$41

Non-recurring capital expenditures:
Plumbing	$146,226	$57
Renovations	70,892	28
Other	39,794	16
	$256,912	$101

Funds from Operations and Core FFO

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income (computed in accordance with GAAP), excluding gains (losses) from sales of property (and impairment adjustments), plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO is in accordance with the NAREIT definition.

Management considers FFO to be useful in evaluating potential property acquisitions and measuring operating performance. FFO does not represent net income or cash flows from operations as defined by GAAP. You should not consider FFO to be an alternative to net income as a reliable measure of our operating performance; nor should you consider FFO to be an alternative to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity. Further, FFO as disclosed by other REITs might not be comparable to our calculation of FFO.

Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items such as prepayment penalties on early payment of debt, acquisition costs and costs relating to our recapitalization that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance with other multifamily REITs. Acquisition costs and the prepayment penalty on early repayment of debt are one-time, non-recurring charges. Accordingly, management believes that it is helpful to investors to add back nonrecurring items to arrive at our Core FFO.

The following table sets forth a reconciliation of FFO and Core FFO for the periods presented to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012

Net income (loss) attributable to common stockholders	$6,795,151	$(1,142,515)

Adjustments related to earnings per share computation[1]	(8,940,642)	-

Real estate depreciation and amortization - continuing operations	2,415,845	1,880,558

Real estate depreciation and amortization - discontinued operations	97,435	861,878

Real estate depreciation and amortization - unconsolidated joint venture	94,734	93,767

Gain on sale of discontinued operations	(1,595,775)	-

Net (loss) income allocated to noncontrolling interests	(555,223)	12,455

Funds from operations	(1,688,475)	1,706,143

Prepayment penalty on early repayment of debt	696,561	-

Non-cash straight-line adjustment for ground lease expenses	103,672	77,213

Acquisition costs	222,176	-

Core funds from operations	$(666,066)	$1,783,356

Weighted average number of shares outstanding - basic and diluted	4,717,375	96,284

1 See notes B and J to accompanying condensed consolidated financial statements.

Net Operating Income

We believe that net operating income (“NOI”) is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization as well as property management fees paid to third parties, as such fees were paid prior to the recapitalization and will not be incurred in the future, as we are now self-administered and self-managed. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. In addition, results for 2013 and 2012 reflect NOI from discontinued operations (Oak Reserve at Winter Park and The Beckanna on Glenwood for same store and Fontaine Woods and Estates of Mill Creek for non-same store) as we owned and managed these properties during the majority of the periods presented. We have included the NOI of our unconsolidated joint venture (The Estates at Perimeter) in same store NOI as we have a binding contract to purchase the 50% interest we currently do not own.

The following table reflects same store and non same store contributions to consolidated NOI together with a reconciliation of NOI to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012

Net Operating Income (“NOI”)
Same Store (11 properties)	$3,159,574	$2,978,905

Non Same Store (5 properties)	1,132,792	830,259

Total property NOI	$4,292,366	$3,809,164

Reconciliation of NOI to GAAP Net Loss

Total property net operating income	$4,292,366	$3,809,164
Add (subtract):

Unconsolidated joint venture partner's share of NOI	(451,677)	(469,702)

Discontinued operations NOI	(531,320)	(1,083,314)

Property management fees paid to third parties	-	(134,235)

Deferred portion of ground lease amortization	(103,672)	(77,213)

Advisory fees from related party	-	114,186

Interest income	21,809	19,242

Depreciation and amortization	(2,415,845)	(1,880,558)

Interest expense	(3,402,891)	(908,895)

General and administrative	(1,564,684)	(163,206)

Acquisition costs	(222,176)	-

Income from unconsolidated joint venture	37,331	27,725

Loss from continuing operations	(4,340,759)	(746,806)

Discontinued operations	1,640,045	(383,254)

Net loss	(2,700,714)	(1,130,060)

Loss (income) allocated to noncontrolling interests	555,223	(12,455)
Adjustments related to earnings per share computation[1]	8,940,642	-
Net income (loss) attributable to common stockholders	$6,795,151	$(1,142,515)

1 See notes B and J to accompanying condensed consolidated financial statements

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our secured revolving credit facility, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, and net proceeds from offerings of our securities. As of March 31, 2013, we had $3.2 million of available cash on hand and $1.0 million available for future borrowings under our $14 million secured revolving credit facility that can be used for general corporate purposes. As of June 7, 2013, $1.0 million remained available under our secured revolving credit facility.

On April 25, 2013, we refinanced the $4.1 million mortgage note payable for the Estates at Maitland property. The principal amount of the loan is $4.2 million and the term of the loan is one year at Wall Street Journal prime plus 3.5% with monthly interest only payments for the term of the loan. The loan can be extended for an additional six months at our option in exchange for a 1% fee equal to the committed loan amount.

On May 1, 2013, we entered into a contract to sell Oak Reserve at Winter Park for a gross sales price of $11.8 million with net cash proceeds expected to be $1.3 million. The purchaser has a $0.5 million earnest money deposit at risk. The sale closed on June 12, 2013. In addition, we have listed The Beckanna on Glenwood and The Estates at Maitland, one of our development properties, for sale, although no definitive agreements for sale have been executed.

On May 16, 2013 we completed a public offering of 6,250,000 shares of our common stock resulting in net proceeds of approximately $56.3 million, prior to any exercise of the underwriters’ over-allotment option. To date we have used approximately $50.1 million of the net proceeds to (i) repurchase equity interests in four properties from our joint venture partners including accrued interest ($8.2 million), (ii) acquire Woodfield St. James, a 244-unit apartment community located in Goose Creek, South Carolina ($26.7 million), (iii) acquire Woodfield Creekstone, a 256-unit apartment community located in Durham, North Carolina ($11.7 million), (iv) fund earnest money deposits in connection with potential property acquisitions and loan deposits ($2.0 million), and (v) refinance of The Pointe at Canyon Ridge property described below ($1.3 million). After these uses, and taking into account the net proceeds to the Company from the Over-Allotment, as discussed below, approximately $7.4 million of the offering proceeds remained available for general corporate and working capital purposes, which may include future acquisitions, the repayment of indebtedness and the funding of capital improvements at our apartment communities. We intend to use approximately $4.7 million of the remaining offering proceeds to acquire the 50% interest in our unconsolidated joint venture, Estates at Perimeter, from our joint venture partner.

On May 17, 2013 we obtained a commitment for a new mortgage loan secured by Woodfield St. James in the amount of $19.0 million, which is expected to bear interest at a fixed rate of 3.75% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. We anticipate closing this loan prior to June 30, 2013 with net proceeds to the Company of approximately $18.6 million.

On May 31, 2013, we refinanced the $26.4 million mortgage note payable for The Pointe at Canyon Ridge property. The principal amount of the loan is $25.8 million and bears interest at a fixed rate of 4.10% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest thereafter based on a 30 year amortization schedule. The loan matures on April 30, 2025.

On June 13, 2013, we sold 103,443 shares of our common stock, $0.01 par value, in conjunction with the Over-Allotment for gross proceeds of approximately $1.03 million. The proceeds to us of the Over-Allotment were approximately $0.97 million, net of the underwriting discounts and commissions.

We expect our Estates at Millenia and Woodfield Creekstone apartment communities to be stabilized in the second quarter of 2013. We anticipate refinancing our current indebtedness on Estates at Millenia during the third quarter of 2013 and expect to utilize the proceeds from the refinancing to repay the existing mortgage on that apartment community. There can be no assurance that we can procure such mortgage financing on favorable terms or at all.

Future Cash Requirements and Contractual Obligations

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unit holders as well as the acquisition and financing activity described below. We expect to meet these requirements using net cash provided by operations, the balance of the offering proceeds from our public offering, the net cash provided by the Woodfield St. James financing, the net proceeds from the sale of Oak Reserve at Winter Park, as well as the refinancing of the Estates at Millenia indebtedness, if such mortgage financing is successfully procured.

On April 3, 2013, we entered into a contract to acquire the remaining 50% interest in Estates of Perimeter from our joint venture partner. Consideration for the acquisition consists of cash of approximately $4.7 million and the assumption of the balance of the current mortgage loan of $9.0 million, which is 50% of the total mortgage note payable. The acquisition is expected to close early in the third quarter of 2013.

The mortgage note payable secured by The Estates at Millenia in the amount of approximately $35.0 million matures on December 3, 2013. The loan may be extended for one year at our option subject to a 1% fee and other conditions, with which we expect to comply. We have entered into preliminary discussions with several institutions seeking long-term permanent financing for this property; however, we currently have no commitment for financing this property nor can there be any assurance that such financing will be procured on favorable terms or at all.

On April 8, 2013, we entered into a binding contract to acquire Talison Row, a 274-unit apartment community under construction in Charleston, South Carolina for a price of $48.1 million. On May 28, 2013, we obtained a commitment for a new mortgage loan secured by Talison Row in the amount of $33.6 million, which bears interest at a fixed rate of 4.06% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the respective property, which is expected to occur during the third quarter of 2013.

On February 22, 2013, we entered into a binding contract to acquire Miller Creek, an apartment community that is currently under construction, for a purchase price of $43.8 million. The property is located in Germantown, Tennessee and is expected to have 330 units. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the property, which is expected to occur during the fourth quarter of 2013. We are seeking permanent financing to finance all or a portion of the purchase price of this property but we currently do not have a lender commitment in place. Accordingly, there can be no assurance that we will obtain financing for the acquisition, and we may be unable to close the purchase of the property, which would result in our forfeiture of $750,000 in earnest money.

On October 29, 2012, we entered into a binding contract to acquire the Estates at Wakefield, a 288-unit apartment community under construction in Wake Forest, North Carolina for a price of $37.3 million. On December 20, 2012, we entered into a binding contract to acquire Fountains at New Bern, a 208-unit apartment community under construction in Charlotte, North Carolina for a price of $34.0 million. Each purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the respective property, which for Estates at Wakefield is expected to occur during the fourth quarter of 2013 and for Fountains at New Bern during the third quarter of 2013.

While we are seeking permanent financing for such acquisitions, we currently have no commitment for financing of either property nor can there be any assurance that such financing will be procured on favorable terms or at all. Moreover, we may not have sufficient cash to finance the acquisition of one or more of the acquisitions that we currently have under contract. If we are unable to procure financing for the acquisition of these properties by the time we are required to close pursuant to the purchase contracts, we may forfeit up to $1.7 million of non-refundable deposits that we have paid under the contracts.

As of June 7, 2013, we had paid an aggregate $3.2 million of non-refundable earnest money deposits in connection with potential property acquisitions.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to stockholders on an annual basis. We expect that these needs will be met from cash generated from operations and other sources, including proceeds from secured mortgages and unsecured indebtedness, proceeds from additional equity issuances, cash generated from the sale of property and the formation of joint ventures.

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects and debt payments and retirements at maturities. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash and short-term credit facilities as an interim measure, to be replaced by funds from public and private equity and debt offerings, long-term secured and unsecured debt, or joint venture investments. In addition, we may use Operating Partnership units issued by our Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction.

We believe that as a publicly traded REIT, we will have access to multiple sources of capital to fund our long- term liquidity requirements. These sources include the incurrence of additional debt and the issuance of additional equity. However, we cannot assure you that this will be the case. Our ability to secure additional debt will be dependent on a number of factors, including our cash flow from operations, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

Cash Flows for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months March 31,
	2013	2012
Operating activities	$(3,172,659)	$1,581,972
Investing activities	$(1,524,265)	$(288,552)
Financing activities	$2,984,040	$(1,087,922)

Net cash used in operating activities was approximately $3.2 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of approximately $1.6 million for the three months ended March 31, 2012. The negative net change in cash from operating activities of $4.8 million is primarily a result of:

•	Increase in amortization of deferred loan costs by approximately $0.5 million;

•	Increase of approximately $0.5 million in depreciation and amortization;

•	Increase of approximately $0.8 million in the change in accounts payable and accrued expenses;

•	Increase of approximately $0.5 million in the change in restricted cash and lender services;

•	Less: Increase of approximately $3.3 million in the change in prepaid expenses and other assets, which includes professional fees related to our initial public offering; and

•	Less: Increase of approximately $3.6 million in loss from continuing operations net of an increase of approximately $1.0 million in depreciation and amortization and deferred loan cost amortization.

Net cash used in investing activities was approximately $1.5 million during the three months ended March 31, 2013 compared to net cash used in investing activities of approximately $0.3 million during the three months ended March 31, 2012. The increase was primarily the result of the use of approximately $3.8 million during the three months ended March 31, 2013 for the acquisition of one property. No property acquisitions were completed in the three months ended March 31, 2012. The purchase of real estate assets during the three months ended March 31, 2013 included $1.5 million in cash paid for the acquisition of a mortgage note.

Net cash provided by financing activities was approximately $3.0 million during the three months ended March 31, 2013 compared to net cash used in financing activities of approximately $1.1 million during the three months ended March 31, 2012. The primary component of net cash provided by financing activities for the three months ended March 31, 2013 was borrowings under the secured revolving credit facility of $13.0 million. Partially offsetting these cash proceeds were (i) approximately $9.1 million used to reduce mortgage notes payable; (ii) $0.4 million for payments of deferred loan costs; and (iii) $0.5 million for distributions to stockholders. During the three months, ended March 31, 2012, net cash used in financing activities primarily related to approximately $0.8 million in payments to related parties and $0.2 million used to reduce mortgage notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in one joint venture, which is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. All of our financial instruments were entered into for other than trading purposes.

Fixed Interest Rate Debt

As of March 31, 2013, including discontinued operations, we had approximately $72.5 million of fixed rate mortgage debt, or approximately 40.5% of our outstanding mortgage debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had an average effective interest rate as of March 31, 2013 of approximately 4.51% per annum with maturities ranging from 2013 to 2023.

Variable Interest Rate Debt

As of March 31, 2013, including discontinued operations, we had approximately $106.4 million of variable rate mortgage debt, or approximately 59.5% of our outstanding debt. As of March 31, 2013, we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our variable rate mortgage debt would result in a decrease or increase of annual net income of approximately $1.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Control

In connection with the audit of our financial statements as of and for the year ended December 31, 2012, we and our independent registered accounting firm concluded that a material weakness existed with the Company’s process of identifying, tracking, recording and communicating related party transactions. Additionally, after issuing interim financial statements as of and for the six and nine months ended June 30, 2012 and September 30, 2012, respectively, we identified two accounting errors: (1) expenses incurred in connection with the recapitalization on June 1, 2012 six months that should have been recorded as expense and included in our statement of operations for the six months ended June 30, 2012 were incorrectly recorded as a direct reduction to equity in those financial statements; and (2) certain capital expenditures occurring from January 1, 2012 through September 30, 2012 were inappropriately recorded as operating expenses but should have been capitalized. We have revised and restated our previously issued financial statements as of and for the six and nine months ended June 30, 2012 and September 30, 2012, respectively. In connection with our restatement of those statements, we and our independent public registered accounting firm concluded that an additional material weakness existed with the Company’s process of identifying, tracking and recording capital asset additions. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our senior management team has taken steps to address the causes of these material weaknesses by putting into place new accounting processes and control procedures, including the implementation of best-in-class multifamily property management, financial accounting and revenue management software systems. During 2012 and the first quarter of 2013, we have added six experienced accounting and property management personnel in response to our identification of gaps in our skills base and expertise of our staff required to meet the financial reporting requirements of a public company. We have also adopted a related party transaction policy. In addition, we have adopted a formal capitalization policy that we are following in order to prevent errors in our process of identifying, tracking and recording capital asset additions.

Management believes that steps have been taken to remediate the above material weaknesses as of March 31, 2013. However, to continue to comply with the requirements of being a public company, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an emerging growth company. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company. Due the nature of the Company’s operations, it is possible that existing properties, or properties that the Company will acquire in the future, have asbestos or other environmental related liabilities.

ITEM 1A. RISK FACTORS.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the final prospectus related to our public offering dated May 13, 2013 filed with the SEC in accordance with Rule 424(b) of the Securities Act, on May 14, 2013, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 14, 2013, in connection with the Company’s acquisition of the Estates at Millenia property on December 3, 2012, the Company issued to BREF/BUSF Millenia Associates, LLC, the seller of the property (“BREF/BUSF”), 35,804 shares of the Company’s Class A preferred stock having an aggregate liquidation value of $3.6 million as reimbursement to BREF/BUSF of certain development costs incurred up to the date of contribution in connection with the development of the site. The shares were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. BREF/BUSF represented to the Company that it is an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Our registration statement on Form S-11, as amended (Registration No. 333-185936), with respect to our public offering, registered up to 6,250,000 shares of our common stock, $0.01 par value per share, at a public offering price of $10.00 per share, and was declared effective by the SEC on May 13, 2013.  On May 16, 2013, we sold a total 6,250,000 shares of common stock in the public offering for gross proceeds of $62.5 million.  Sandler O'Neill + Partners, L.P. acted as the sole book-runner of the offering, and BB&T Capital Markets, Janney Montgomery Scott, Ladenburg Thalmann & Co. Inc., Oppenheimer & Co. and Wunderlich Securities acted as co-managers. The underwriters have until June 12, 2013 to purchase up to an additional 937,500 shares of common stock at the public offering price, less the underwriting discount, to cover over-allotments, if any.

The net proceeds to us of the public offering were approximately $56.3 million after deducting underwriting discounts and commissions of $4.1 million and offering expenses of $2.1 million, prior to any exercise of the underwriters' over-allotment option.  We had previously paid offering expenses of $1.2 million.

On June 13, 2013, we sold 103,443 shares of our common stock in conjunction with the Over-Allotment for gross proceeds of approximately $1.03 million. The proceeds to us of the Over-Allotment were approximately $0.97 million, net of underwriting discounts and commissions.

We contributed the net proceeds of the offering to our Operating Partnership in exchange for common units and our Operating Partnership used approximately (i) $8.2 million of the net proceeds to repurchase equity interests in four of our subsidiaries from our joint venture partners; (ii) $26.7 million of the net proceeds to fund the acquisition of Woodfield St. James; (iii) $11.7 million of the net proceeds to fund the acquisition of Woodfield Creekstone; (iv) $2.0 million of the net proceeds to fund earnest money and loan deposits; and (v) $1.3 million of the net proceeds to refinance the mortgage loan on our Pointe at Canyon Ridge property. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus dated May 13, 2013 and filed pursuant to Rule 424(b) of the Securities Act with the SEC.

All of the foregoing underwriting discounts, expenses and payments were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

After the above uses, approximately $7.4 million of the offering proceeds, including proceeds from the Over-Allotment, remained available for general corporate and working capital purposes, which may include future acquisitions, the repayment of indebtedness and the funding of capital improvements at our apartment communities. We intend to use approximately $4.7 million of the remaining offering proceeds to acquire the 50% interest in our unconsolidated joint venture, Estates at Perimeter, from our joint venture partner.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

          The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trade Street Residential, Inc.
(registrant)

Date: June 13, 2013	By:	/s/ Michael Baumann
Michael Baumann, Chairman and Chief Executive Officer

Date: June 13, 2013	By:	/s/ Bert Lopez
Bert Lopez, Chief Financial Officer and Chief Operating Officer

Exhibit Index

3.1	Articles of Restatement of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A filed on March 29, 2013)

3.2	Third Amended and Restated Bylaws of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A filed on January 24, 2013)

10.1	Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated February 22, 2013

10.2	First Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated April 8, 2013

10.3	Second Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated May 10, 2013

10.4	Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated April 8, 2013

10.5	First Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated April 26, 2013

10.6	Second Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated May 10, 2013

10.7+	Form of Stock Award Agreement for 2013 Equity Incentive Plan

10.8	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Creekstone, LLC to The Fidelity Company for the benefit of New York Life Insurance Company, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 21, 2013)

10.9	Promissory Note by TS Creekstone, LLC to New York Life Insurance Company, dated May 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2013)

10.10	Multifamily Loan and Security Agreement (Non-Recourse) by and between Pointe at Canyon Ridge, LLC and CBRE Multifamily Capital, Inc., dated May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2013)

10.11	First Amendment to Credit Agreement and Waiver by and among Trade Street Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated April 16, 2013

10.12	Second Amendment to Credit Agreement and Waiver by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated June 13, 2013

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith)

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+ Denotes a management contract or compensatory plan or arrangement.

