Form 10-Q/A
period 2013-03-31
Trade Street Residential, Inc.
filed 2013-07-11
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 5, 2013, 11,393,665 shares of common stock, $0.01 par value per share, were outstanding.

  Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Trade Street Residential, Inc. for the quarter ended March 31, 2013 filed on June 14, 2013 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

2

ITEM 6. Exhibits

Exhibit Index

3.1	Articles of Restatement of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A filed on March 29, 2013)

3.2	Third Amended and Restated Bylaws of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A filed on January 24, 2013)

10.1*	Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated February 22, 2013

10.2*	First Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated April 8, 2013

10.3*	Second Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated May 10, 2013

10.4*	Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated April 8, 2013

10.5*	First Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated April 26, 2013

10.6*	Second Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated May 10, 2013

10.7+*	Form of Stock Award Agreement for 2013 Equity Incentive Plan

10.8	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Creekstone, LLC to The Fidelity Company for the benefit of New York Life Insurance Company, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 21, 2013)

10.9	Promissory Note by TS Creekstone, LLC to New York Life Insurance Company, dated May 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2013)

10.10	Multifamily Loan and Security Agreement (Non-Recourse) by and between Pointe at Canyon Ridge, LLC and CBRE Multifamily Capital, Inc., dated May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2013)

10.11*	First Amendment to Credit Agreement and Waiver by and among Trade Street Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated April 16, 2013

10.12*	Second Amendment to Credit Agreement and Waiver by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated June 13, 2013

31.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer

31.2*	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer

32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

+ Denotes a management contract or compensatory plan or arrangement.

*	Previously filed or furnished with Trade Street Residential, Inc.’s Quarterly Report on Form 10-Q filed on June 14, 2013.

**	Furnished herewith. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

3

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trade Street Residential, Inc.
(registrant)

Date: July 11, 2013	By:	/s/ Michael Baumann
Michael Baumann, Chairman and Chief Executive Officer

Date: July 11, 2013	By:	/s/ Bert Lopez
Bert Lopez, Chief Financial Officer and Chief Operating Officer

4