Form 10-Q
period 2013-06-30
Trade Street Residential, Inc.
filed 2013-08-13
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 001-32365

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 9, 2013, 11,393,665 shares of common stock, $0.01 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012

ASSETS:
Real estate:
Land and improvements	$50,458,157	$40,298,872
Buildings and improvements	214,930,140	148,497,177
Furniture, fixtures, and equipment	7,684,539	6,569,689
	273,072,836	195,365,738
Less accumulated depreciation	(11,034,285)	(7,546,685)
Net investment in operating properties	262,038,551	187,819,053

Land held for future development (including $1,480,849 and $0 of consolidated variable interest entity, respectively)	43,627,553	42,622,330
Operating properties held for sale	15,988,481	39,310,912
Net real estate assets	321,654,585	269,752,295

Other assets:
Cash and cash equivalents (including $147,818 and $0 of consolidated variable interest entity, respectively)	28,768,309	4,940,431
Restricted cash and lender reserves	3,381,968	3,276,158
Intangible asset - in place leases, net of accumulated amortization of $5,045,388 and $3,023,356, respectively	1,438,272	1,692,113
Investment in unconsolidated joint venture	2,498,229	2,581,789
Deferred financing costs, net of accumulated amortization of $683,901 and $763,242, respectively	3,008,069	2,464,161
Due from related parties	758,363	870,567
Deferred offering costs	-	2,497,577
Prepaid expenses and other assets	5,324,938	2,399,938
Discontinued operations	454,602	1,434,695
	45,632,750	22,157,429

TOTAL ASSETS	$367,287,335	$291,909,724

LIABILITIES:
Indebtedness	$204,558,257	$147,545,422
Accrued interest payable	740,858	461,098
Accounts payable and accrued expenses	4,874,207	4,892,239
Dividends payable	1,926,488	138,066
Due to related parties	119,569	202,167
Security deposits and deferred rent	795,706	589,279
Payable for the redemption of noncontrolling interest	-	6,007,500
Acquisition consideration payable in preferred stock	294,000	3,674,315
Discontinued operations	15,115,448	35,957,795
TOTAL LIABILITIES	228,424,533	199,467,881

Commitments & contingencies
	-	-
REDEEMABLE PREFERRED STOCK AND UNITS
Class A preferred stock; $0.01 par value; 423,326 shares authorized, 273,326 shares issued and outstanding at December 31, 2012	-	26,802,814
Noncontrolling interest - Operating Partnership - Preferred B and C units	-	19,400,338

STOCKHOLDERS' EQUITY:
Class A preferred stock; $0.01 par value; 423,326 shares authorized, 309,130 shares issued and outstanding at June 30, 2013	3,091	-
Common stock, $0.01 par value per share; 1,000,000,000 authorized; 11,393,665 and 4,717,345 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	113,937	47,174
Additional paid-in capital	163,586,265	73,560,482
Accumulated deficit	(43,950,341)	(37,959,620)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	119,752,952	35,648,036
Noncontrolling interests	19,109,850	10,590,655
TOTAL STOCKHOLDERS' EQUITY	138,862,802	46,238,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,287,335	$291,909,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

REVENUE:
Rental revenue	$6,519,391	$3,837,946	$12,001,163	$7,608,258
Other property revenues	706,134	469,344	1,258,668	872,194
Advisory fees from related party	-	75,794	-	189,980
TOTAL REVENUE	7,225,525	4,383,084	13,259,831	8,670,432

OPERATING EXPENSES:
Property operations	2,344,256	1,649,755	4,253,730	3,180,989
Real estate taxes and insurance	988,754	696,877	1,907,889	1,267,342
General and administrative	1,847,101	436,792	3,411,786	626,761
Depreciation and amortization	3,093,787	1,815,091	5,509,632	3,695,649
Asset impairment losses	613,120	-	613,120	-
Acquisition and recapitalization costs	221,509	1,851,459	443,685	1,851,459
TOTAL OPERATING EXPENSES	9,108,527	6,449,974	16,139,842	10,622,200

LOSS FROM OPERATIONS	(1,883,002)	(2,066,890)	(2,880,011)	(1,951,768)

OTHER INCOME (EXPENSE), NET:
Interest income	21,750	19,547	43,559	38,789
Income from unconsolidated joint venture	17,597	11,509	54,928	39,234
Interest expense	(2,292,957)	(757,831)	(4,502,323)	(1,619,256)
Amortization of deferred financing cost	(356,570)	(43,608)	(735,438)	(91,079)
Loss on extinguishment of debt	(331,000)	(537,938)	(1,145,657)	(537,938)

TOTAL OTHER EXPENSE, NET	(2,941,180)	(1,308,321)	(6,284,931)	(2,170,250)

LOSS FROM CONTINUING OPERATIONS	(4,824,182)	(3,375,211)	(9,164,942)	(4,122,018)

DISCONTINUED OPERATIONS:
Income (loss) on operations of rental property	15,339	(339,120)	59,609	(722,374)
Gain from sale of rental property	350,120	-	1,945,894	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	365,459	(339,120)	2,005,503	(722,374)

NET LOSS	(4,458,723)	(3,714,331)	(7,159,439)	(4,844,392)
Loss allocated to noncontrolling interest holders	613,495	800,767	1,168,718	788,312
Dividends declared and accreted on preferred stock and units	(218,509)	(53,641)	(472,778)	(53,641)
Extinguishment of equity securities	-	-	11,715,683	-
Adjustments attributable to participating securities	30,043	-	(2,490,729)	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,033,694)	$(2,967,205)	$2,761,455	$(4,109,721)

Earnings (loss) per common share - basic and diluted:
Continuing operations	$(0.56)	$(2.10)	$0.12	$(5.03)
Discontinued operations	0.05	(0.27)	0.32	(1.07)
Net income (loss) attributable to common stockholders	$(0.51)	$(2.37)	$0.44	$(6.10)

Weighted average number of shares - basic and diluted	7,906,656	1,249,676	6,320,825	672,980

Dividends declared per common share	$0.1575	$-	$0.2425	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Trade Street Residential, Inc.
					Additional					Class A
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total	Temporary	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity	Equity	Shares

Equity balance, December 31, 2012	-	$-	4,717,345	$47,174	$73,560,482	$(37,959,620)	$10,590,655	$46,238,691	$46,203,152	273,326

Net proceeds from sale of common stock	-	-	6,353,443	63,534	54,176,005	-	-	54,239,539	-	-

Distributions	-	-	-	-	-	-	(69,603)	(69,603)	-	-

Net loss	-	-	-	-	-	(5,990,721)	(1,168,718)	(7,159,439)	-	-

Dividends to stockholders	-	-	-	-	(2,693,119)	-	(461,265)	(3,154,384)	-	-

Shares issued for acquisition	35,804	358	-	-	3,317,957	-	-	3,318,315	-	-

Stock compensation	-	-	301,877	3,019	84,808	-	-	87,827	-	-

Shares issued to directors	-	-	21,000	210	104,790	-	-	105,000	-	-

Accretion of preferred stock and preferred units	-	-	-	-	(46,982)	-	-	(46,982)	46,982	-

Transfer of stock and units to permanent equity	273,326	2,733	-	-	26,850,056	-	19,397,345	46,250,134	(46,250,134)	(273,326)

Exchange of common OP for Class B contingent units	-	-	-	-	8,232,268	-	(8,232,268)	-	-	-

Noncontrolling interest in rental property sold	-	-	-	-	-	-	(946,296)	(946,296)	-	-

Equity balance, June 30, 2013	309,130	$3,091	11,393,665	$113,937	$163,586,265	$(43,950,341)	$19,109,850	$138,862,802	$-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(7,159,439)	$(4,844,392)
(Income) loss from discontinued operations	(2,005,503)	722,374
Loss from continuing operations	(9,164,942)	(4,122,018)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,509,632	3,695,649
Asset impairment losses	613,120	-
Loss on extinguishment of debt	1,145,657	537,938
Amortization of deferred loan costs	735,438	91,079
Non-cash stock compensation	192,827	-
Income of unconsolidated joint venture	(54,928)	(39,234)
Accrued interest income - related party	(43,476)	(38,484)
Net changes in assets and liabilities:		-
Restricted cash and lender reserves	(105,810)	808,834
Prepaid expenses, deferred offering costs and other assets	(427,423)	(396,494)
Accounts payable and accrued expenses	(805,142)	3,196,029
Due to related parties	(82,598)	256,316
Security deposits and deferred rent	206,427	19,687
Net cash (used in) provided by operating activities - continuing operations	(2,281,218)	4,009,302
Net cash provided by operating activities - discontinued operations	370,396	1,302,576
Net cash (used in) provided by operating activities	(1,910,822)	5,311,878

Cash flows from investing activities:
Cash distributions received from unconsolidated joint venture	138,488	219,877
Contribution to unconsolidated joint venture	-	(145,518)
Consolidation of variable interest entity	147,679	-
Purchase of business	(43,763,000)	-
Purchase of real estate loan	(1,450,000)	-
Purchase of real estate assets	(1,276,659)	(817,148)
Net cash used in investing activities - continuing operations	(46,203,492)	(742,789)
Net cash provided by (used in) investing activities - discontinued operations	5,784,109	(327,175)
Net cash used in investing activities	(40,419,383)	(1,069,964)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	55,305,910	-
Borrowings under secured mortgage indebtedness	49,000,000	26,400,000
Borrowings under secured revolving credit facility	13,000,000	-
Payments under mortgage indebtedness	(39,674,165)	(27,438,004)
Payments of deferred loan costs	(1,410,967)	(1,261,749)
Payments for redemption of noncontrolling interests	(6,007,500)	-
Payments of prepayment for early extinguishment of debt	(1,014,036)	(269,479)
Distributions to shareholders	(1,344,192)	-
Due from related parties	155,680	(818,370)
Distributions to noncontrolling interest	-	(113,450)
Contributions from noncontrolling interest	-	74,077
Distributions to partners and members	-	(2,228,411)
Capital contributions from partners and members	-	2,962,891
Cash acquired from recapitalization	-	23,171
Recapitalization costs	-	(780,191)
Proceeds received from private placement	-	2,175,000
Net cash provided by (used in) financing activities - continuing operations	68,010,730	(1,274,515)
Net cash used in financing activities - discontinued operations	(1,852,647)	(996,904)
Net cash provided by (used in) financing activities	66,158,083	(2,271,419)

Net change in cash and cash equivalents	23,827,878	1,970,495
Cash and cash equivalents at beginning of period	4,940,431	647,162
Cash and cash equivalents at end of period	$28,768,309	$2,617,657

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest of $145,000 and $190,000, respectively.	$4,222,563	$3,349,665

Non-Cash Investing & Financing Activities:
Dividend payable	$1,926,488	$762,124
Transfer preferred shares/units to permanent equity	$46,250,134	$-
Note payable issued as consideration for purchase of business	$34,687,000	$-
Stock issued for consideration of business acquisition	$3,318,315	$-
Offering costs included in accounts payable and accrued expenses	$1,066,870	$-
Transfer preferred shares/units to temporary equity	$-	$37,697,837
Reclassification of loan from real estate loans to land and improvements	$-	$11,000,000
Payable for the redemption of noncontrolling interest	$-	$7,652,000
Non cash distribution of accounts receivables to partners and members	$-	$645,113
Net assets acquired from recapitalization	$-	$266,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(unaudited)

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Trade Street Residential, Inc. (the “Company” or “TSRE”) is the surviving legal entity of the reverse recapitalization transaction that occurred on June 1, 2012, as described below. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 reflect the combination of certain real estate entities and management operations that were contributed to the Company in a reverse recapitalization transaction (the “recapitalization”). The Company is comprised of certain subsidiaries of Trade Street Property Fund I, LP (“TSPFI”) and BCOM Real Estate Fund, LLC (“BREF”), as well as TS Manager, LLC, Trade Street Property Management, LLC and Trade Street Investment Adviser, LLLP (“TSIA”), which are referred to collectively herein as “Trade Street Company.” During all periods presented in the accompanying condensed consolidated financial statements prior to June 1, 2012, the entities comprising Trade Street Company were under common control with Trade Street Capital, LLC (“Trade Street Capital”), a real estate investment and management company ultimately owned and controlled by an individual.

The Company is engaged in the business of acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban markets of larger cities primarily in the southeastern United States and Texas.

As of June 30, 2013, the Company’s primary assets consisted of 14 apartment communities, four development properties and an investment in an unconsolidated joint venture that holds an additional operating property. The majority of the Company’s revenues were derived from rents received from residents in its apartment communities. Under the terms of the leases, the residents of the Company’s communities are obligated to reimburse the Company for certain utilities. These utility reimbursements are recorded as other property revenues in the condensed consolidated statements of operations. In 2012, prior to the recapitalization, the Company earned fees from serving as an adviser to affiliates and other third parties with respect to real estate assets. On June 1, 2012, the Company completed the recapitalization with Feldman Mall Properties, Inc. (“Feldman”), a Maryland corporation that qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes. Immediately prior to the recapitalization, Feldman held a single parcel of land having minimal value (which was sold shortly after the recapitalization) and conducted no operations. In the recapitalization, Feldman acquired certain contributed apartment assets in exchange for shares of common and preferred stock in Feldman and common and preferred units in Trade Street Operating Partnership, LP, a newly formed operating partnership (the “Operating Partnership” or “OP”) that, at the time of the recapitalization, was owned by Feldman and a wholly-owned subsidiary of Feldman. Immediately following consummation of the recapitalization, TSPFI and BREF collectively owned approximately 96% of the voting stock of Feldman. For accounting purposes, TSIA was deemed to be the acquirer in the recapitalization, although Feldman was the legal acquirer and surviving entity in the transaction. The transaction was accounted for as a reverse recapitalization, as it was a capital transaction in substance, rather than a business combination. As a reverse recapitalization, no goodwill was recorded. For accounting purposes, the legal acquiree is treated as the continuing reporting entity that acquired the legal acquirer. Consequently, the financial statements of the Company reflect the condensed consolidated financial statements of Trade Street Company prior to June 1, 2012 and thereafter also include Feldman. All assets and liabilities were recorded at their historical cost, except for land acquired from Feldman that, prior to the recapitalization, was recorded at its net realizable value. Concurrent with the recapitalization, Feldman changed its name to Trade Street Residential, Inc.

Following is a summary of transactions in connection with the recapitalization (after giving effect to the 1-for-150 reverse stock split that was effected on January 17, 2013, as discussed in Note J):

•	TSPFI and BREF contributed to the Operating Partnership all of their respective interests in 12 operating properties and an investment in a joint venture, a promissory note, and three development assets in exchange for an aggregate of 3,396,976 shares of common stock and 173,326 shares of Class A preferred stock. In addition, a joint venture partner in one of the operating properties contributed to the Operating Partnership all of its interest in such operating property in exchange for an aggregate of 52,868 shares of the Company’s common stock (see Note J).

•	Feldman issued to stockholders of record as of May 17, 2012, as a special distribution, warrants to purchase an aggregate of 139,215 shares of common stock, which warrants are exercisable for a period of two years following listing of the Company’s common stock on a national securities exchange at an exercise price of $21.60 per share, subject to adjustment for any other stock splits, stock distributions and other capital changes.

•	Feldman declared a special distribution payable to stockholders of record as of May 17, 2012, in an amount equal to $7.50 per share, payable on the earlier of (A) five business days after the date Feldman sold a parcel of land commonly known as the “Northgate Parcel” or (B) July 16, 2012. As the Northgate Parcel was not sold prior to July 16, 2012, the special distribution was paid in 42,340 shares of common stock on July 16, 2012.

•	Trade Street Capital and its owners contributed to the Operating Partnership all of their ownership interests in TSIA and TS Manager, LLC in exchange for (i) 546,132 common units of limited partnership interest in the Operating Partnership (“common units”), (ii) 98,304 Class B preferred units of limited partnership interest in the Operating Partnership (“Class B preferred units”), and (iii) 98,304 Class C preferred units of limited partnership interest in the Operating Partnership (“Class C preferred units”). The terms of the Class B preferred units and Class C preferred units were subsequently amended (see Note C).

•	Trade Street Capital contributed its property management company, Trade Street Property Management, LLC, to the Operating Partnership for no additional consideration.

•	Feldman issued 5,000 shares of common stock having a value of $90,000 to Brandywine Financial Services Corporation (“Brandywine”), which had been engaged as the third party manager of Feldman, as payment in full of a termination payment due upon termination of the management services agreement between Feldman and Brandywine.

TSPFI and BREF have other ownership interests that were not contributed to Trade Street Residential, Inc. in the recapitalization and, therefore, these financial statements are not intended to represent the condensed consolidated financial position or results of operations of TSPFI and BREF, but rather that of the Company.

On May 16, 2013, the Company closed a public offering of 6,250,000 shares of its common stock, $0.01 par value per share, at a public offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market under the symbol “TSRE” on May 14, 2013. The Company received approximately $53.2 million in total net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses payable by the Company, prior to any exercise of the underwriters' over-allotment option. Deferred offering costs, which totaled approximately $5.2 million, were offset against additional paid-in capital in the statement of stockholders’ equity.

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

Interim Financial Reporting: The Company has prepared these financial statements in accordance with GAAP for interim financial statements and the applicable rules and regulations of the SEC. Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2012, included in the final prospectus dated May 13, 2013 related to the Company’s public offering which was filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 14, 2013. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the full year.

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company, which includes the Operating Partnership, TSIA, Trade Street Property Management, LLC, TS Manager, LLC, Millenia 700, LLC, TS Westmont, LLC, TS Vintage, LLC, TS Goose Creek, LLC, TS Creekstone, LLC and subsidiaries of BREF and TSPFI that were contributed directly to Trade Street Residential, Inc. or its wholly owned Operating Partnership in the recapitalization. Those subsidiaries include JLC/BUSF Associates, LLC, BSF-Lakeshore, LLC, BSF-Arbors River Oaks, LLC, BSF Hawthorne Fontaine, LLC, BSF Trails, LLC, Post Oak JV, LLC, Mercé Partners, LLC, Beckanna Partners, LLC, Fox Partners, LLC, River Oaks Partners, LLC, BREF-Maitland, LLC, BREF Venetian, LLC, BREF-Masters Cove, LLC and BREF/Midlothian, LLC. Certain properties are not wholly owned, resulting in noncontrolling interests. Income (loss) allocations, if any, to noncontrolling interests includes the pro rata share of such properties’ net real estate income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, “Consolidation,” when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”) as defined in FASB ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE. A primary beneficiary has both the power to direct the activities that most significantly impact the VIE and the obligation to absorb losses or the right to receive benefits from the VIE. On March 1, 2013, the Company sold its 70% interest in a VIE to its joint venture partner (see Note C). Based on the Company’s evaluation, starting in the first quarter of 2013, the Company consolidated an additional VIE (see Note D). In assessing whether the Company was the primary beneficiary, the Company concluded that it has the power to direct the activities of the VIE and that the Company has the obligation to absorb losses and the right to receive benefits from the VIE that could be significant to the entities.

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

Acquisition of Real Estate Assets: The Company has accounted for acquisitions of its real estate assets, consisting of multifamily apartment communities rented to residents and land held for future development, as business combinations in accordance with GAAP. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of each acquired real estate asset between land, buildings, building improvements, equipment, identifiable intangible assets and other assets and liabilities. The acquisition of a multifamily apartment community typically qualifies as a business combination.

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

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying value of the property does not exceed the estimated net realizable value of the completed property. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Real estate taxes, construction costs, insurance, and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. During each of the six months ended June 30, 2013 and 2012, interest costs of approximately $0.2 million were capitalized primarily related to the Estates at Maitland property. As of June 30, 2013 and December 31, 2012, approximately $2.3 million and $2.1 million, respectively, of capitalized interest is included in investment in real estate. Capitalized real estate taxes and interest costs are amortized over periods that are consistent with the constructed assets. If the Company determines the completion of development or redevelopment is no longer probable, it expenses all capitalized costs that are not recoverable.

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets to determine whether events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the property’s recoverability by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date the Company compares the estimated fair value of its real estate investment to the carrying value, and records an impairment charge to the extent the fair value is less than the carrying amount and the decline in value is determined to be other than a temporary decline. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective. Approximately $0.6 million of impairment was recorded in the second quarter of  2013 to write down the carrying value of the Estates of Maitland. The Estates of Maitland is currently land held for future development. Management is currently evaluating options with respect to this property and may not continue with the future development of the land and may instead sell the property.  The impairment charge was based on a recent appraisal of the land which was determined to be the best indication of fair market value. Management will no longer continue to capitalize interest and costs to this property. No impairment was recorded in the six months ended June 30, 2012.

Noncontrolling Interests: The Company, through wholly-owned subsidiaries, enters into operating agreements with third parties in conjunction with the acquisition of certain properties. The Company records these noncontrolling interests at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holders based on their economic ownership percentage. Noncontrolling interests also include common and contingent units held by certain limited partners in the Operating Partnership other than the Company. These noncontrolling interests are adjusted prospectively for their share of the consolidated net income and losses. The noncontrolling interests are presented outside of permanent equity to the extent settlement in shares of the Company’s stock, where permitted, may not be within the Company’s control. On January 17, 2013, the Company effected a 1-for-150 reverse stock split and amended the terms of certain of its equity instruments (see Note J).

Contributions, Distributions and Allocation of Income/Loss: The Company’s subsidiaries include limited liability companies and a limited partnership. Prior to June 1, 2012, the allocations of income and loss, and the provisions governing contributions to and distributions from these entities, were governed by their respective operating or partnership agreements, as applicable.

Intangible Assets: The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase prices of acquired properties are not expected to include allocations to tenant relationships, considering the short terms of the leases and the high expected levels of renewals. Amortization expense for in-place leases was approximately $2.0 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

Intangible assets, net of amortization, are itemized on the accompanying condensed consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. See Note D for a detailed discussion of the property acquisitions completed during the three and six months ended June 30, 2013. All remaining unamortized in-place leases will be fully amortized during the remainder of the year ending December 31, 2013.

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

Non-Recurring Fair Value Disclosures: Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets, which are recorded at fair value when they are impaired. The fair value methodologies used to measure long-lived assets are described above in “Impairment of Real Estate Assets.” The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy. The Estates of Maitland land held for future development was written down to its fair value at June 30, 2013. No assets were measured at fair value on a non-recurring basis as of December 31, 2012.

Prepaid Expenses and Other Assets: As of June 30, 2013, prepaid expenses and other assets primarily included deposits made for future acquisitions of real estate assets in the amount of $3.9 million. As of December 31, 2012, prepaid expenses and other assets primarily include deposits made for future acquisitions of real estate assets in the amount of $1.8 million.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet Disclosures relating to Offsetting Assets and Liabilities . The amendments enhanced disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendment is to be applied retrospectively for all comparative periods presented and is effective for annual periods beginning after January 1, 2013. The adoption of ASU 2011-11 did not have a significant impact on the condensed consolidated financial statements.

Reclassifications: Certain amounts in the condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Balances and amounts associated with properties disposed of or held for sale in 2013 in the consolidated balance sheets and statements of operations for the year ended December 31, 2012 have been reclassified to discontinued operations to conform with the current year presentation. See Note C for further explanation.

Reverse Stock Split: On January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per-share data included in these condensed consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented.

NOTE B—EARNINGS PER SHARE

The Company reports earnings per share (“EPS”) using the two-class method as required under GAAP. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method determines EPS based on distributed earnings and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Unvested restricted shares have been excluded from weighted average shares outstanding for basic earnings per share. Potentially dilutive shares of common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis using the if-converted method. Shares of Class A preferred stock and Class B contingent units have been excluded from potentially dilutive shares of common stock since their conversion is contingent upon the achievement of future conditions. For periods where the Company reports a net loss available for common stockholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

As further described in Note J, on January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock, which is reflected in the weighted average shares of common stock in the table below. Accordingly, all share amounts and related per share data, including the Company’s EPS data for the three and six months ended June 30, 2012 below, have been retroactively adjusted to reflect the reverse stock split.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012 is presented below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(4,458,723)	$(3,714,331)	$(7,159,439)	$(4,844,392)
Loss allocated to noncontrolling interest holders	613,495	800,767	1,168,718 (1)	788,312
Dividends declared and accreted on preferred stock and units	(218,509)	(53,641)	(472,778)	(53,641)
Extinguishment of equity securities (Note J)	-	-	11,715,683	-
Adjustments attributable to participating securities	30,043	-	(2,490,729)	-
Net income (loss) attributable to common stockholders	$(4,033,694)	$(2,967,205)	$2,761,455	$(4,109,721)

(1) Net of $38,760 income allocated to discontinued operations in the first quarter of 2013.
Continuing operations	$(4,399,153)	$(2,628,085)	$755,952	$(3,387,347)
Discontinued operations	365,459	(339,120)	2,005,503	(722,374)
Net income (loss) attributable to common stockholders	$(4,033,694)	$(2,967,205)	$2,761,455	$(4,109,721)

Earnings per common share - basic and diluted
Continuing operations	$(0.56)	$(2.10)	$0.12	$(5.03)
Discontinued operations	0.05	(0.27)	0.32	(1.07)
Net income (loss) per share attributable to common stockholders	$(0.51)	$(2.37)	$0.44	$(6.10)

Weighted average common shares - basic and diluted	7,906,656	1,249,676	6,320,825	672,980

NOTE C—DISCONTINUED OPERATIONS

The Company’s discontinued operations during the periods presented herein included (i) Fontaine Woods, a 263-unit apartment community located in Chattanooga, Tennessee (“Fontaine Woods”); (ii) Beckanna on Glenwood, a 254-unit apartment community located in Raleigh, North Carolina (“Beckanna”); (iii) Oak Reserve at Winter Park, a 142-unit apartment community located in Winter Park, Florida (“Oak Reserve”); and (iv) The Estates of Mill Creek, a 259-unit apartment community located in Buford, Georgia (“Mill Creek”). The Company accounts for properties as discontinued operations when all of the criteria of ASC 360-45-9 have been met.The results of operations and cash flows from discontinued operations are included in the Company’s condensed consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the results of operations, assets and liabilities and cash flows of the abovementioned properties have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

On June 12, 2013, the Company sold its 100% interest in Oak Reserve for $11.7 million. The decision to sell this property was made in January 2013. The sale resulted in a gain to the Company of approximately $0.5 million, which has been included in discontinued operations during the three and six months ended June 30, 2013.

On March 1, 2013, the Company sold its 70% interest in Fontaine Woods to its joint venture partner for $10.5 million, including the assumption by the buyer of the Company’s 70% portion of a $9.1 million mortgage. The decision to sell this property was made in November 2012. The sale resulted in a gain to the Company of approximately $1.6 million, which has been included in discontinued operations during the six months ended June 30, 2013.

In January 2013, the Company committed to a plan to actively market Beckanna. As a result of the purchase of Beckanna on October 31, 2011, the Company assumed a non-cancellable operating ground lease. The term of the lease is through March 23, 2055, with the option to extend the lease for five additional ten-year periods, from the expiration date of the initial term of the lease. The payments related to this operating lease are expensed on a straight-line basis and the lease expense is recorded in income (loss) on operations of rental property in discontinued operations in the condensed consolidated statement of operations. Also required is recognition of amortization of the unfavorable ground lease obligation over its respective term, for which amortization expense for the each of the three and six months ended June 30, 2013 and 2012, in the amount of approximately $44,000 and $88,000, respectively, is included in the discontinued operations as a reduction of rent expense. Net rent expense incurred under this operating lease amounted to approximately $0.3 million and $0.6 million for each of the three and six months ended June 30, 2013 and 2012, respectively, and has been included in discontinued operations.

The following is a summary of approximate future minimum rentals under the non-cancellable operating lease as well as future amortization of the unfavorable ground lease obligation as of June 30, 2013:

		Future
	Future Rentals	Amortization
2013	$396,000	$88,666
2014	792,000	177,334
2015	871,200	177,334
2016	871,200	177,334
2017	871,200	177,334
Thereafter	54,987,871	6,789,023
	$58,789,471	$7,587,025

On November 10, 2012, the Company sold the Mill Creek property for $27.5 million.  The sale resulted in a net gain of approximately $2.1 million, consisting of a gain of $2.2 million recorded in the fourth quarter of 2012 and $0.1 million reduction in the gain in the second quarter of 2013.  The reduction resulted from payments from escrow during the second quarter of 2013.

The following is a summary of results of operations of the properties classified as discontinued operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Rental and other property revenues	$894,823	$2,232,914	$2,251,975	$4,447,899
Property operating and other expenses	(654,832)	(1,332,860)	(1,498,168)	(2,532,496)
Depreciation and amortization	-	(678,087)	(97,435)	(1,539,965)
Operating income	239,991	221,967	656,372	375,438
Interest expense	(224,652)	(561,087)	(596,763)	(1,097,812)
Income (loss) before gain from sale of rental property	15,339	(339,120)	59,609	(722,374)
Gain from sale of rental property	350,120	-	1,945,894	-
Income (loss) from discontinued operations	$365,459	$(339,120)	$2,005,503	$(722,374)

The following is a summary of the principal components of the Company’s assets and liabilities of discontinued operations:

	June 30, 2013	December 31, 2012
Operating properties held for sale	$15,988,481	$39,310,912
Other assets	454,602	1,434,695
Assets held for sale	$16,443,083	$40,745,607

Property indebtedness	$6,301,481	$26,831,392
Other liabilities	8,813,967	9,126,403
Liabilities related to assets held for sale	$15,115,448	$35,957,795

NOTE D—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES AND UNDEVELOPED LAND

During the six months ended June 30, 2013, the Company completed three acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2013 Acquisitions:

Creekstone at RTP - On May 17, 2013, the Company acquired Creekstone at RTP, (f/k/a/ Woodfield Creekstone), a 256-unit apartment community located in Durham, North Carolina. The purchase price of $35.8 million was comprised of a mortgage note payable of $23.3 million and cash of $12.5 million from proceeds of the Company's public offering. From the date of acquisition through June 30, 2013, Creekstone at RTP generated revenue of approximately $0.3 million and a net loss of approximately $0.4 million.

St. James at Goose Creek - On May 16, 2013, the Company acquired St. James at Goose Creek, (f/k/a/ Woodfield St. James), a 244-unit apartment community located in Goose Creek, South Carolina, a suburb of Charleston, for $27.4 million. The purchase was funded with proceeds from the Company’s public offering of its common stock. In connection with the acquisition, the Company obtained mortgage financing for $19.0 million. From the date of acquisition through June 30, 2013, St. James at Goose Creek generated revenue of approximately $0.4 million and a net loss of approximately $0.1 million.

Vintage at Madison Crossing - On March 4, 2013, the Company acquired Vintage at Madison Crossing, a 178-unit apartment community located in Huntsville, Alabama (“Vintage”). The purchase price of $15.3 million was comprised of a mortgage note payable of $11.4 million plus cash of $3.8 million. From the date of acquisition through June 30, 2013, Vintage generated revenue of approximately $0.5 million and a net loss of approximately $0.5 million.

The following table shows the fair values of Vintage, St. James at Goose Creek and Creekstone at RTP:

		St. James	Creekstone
	Vintage	Goose Creek	at RTP	Total
Fair Value of Net Assets Acquired	$15,250,000	$27,400,000	$35,800,000	$78,450,000
Purchase Price	$15,250,000	$27,400,000	$35,800,000	$78,450,000
Net Assets Acquired/Purchase Price Allocated:
Land	$1,139,691	$3,003,475	$2,969,485	$7,112,651
Site Improvements	943,442	1,033,074	1,024,077	3,000,593
Building	12,436,739	22,255,193	30,823,316	65,515,248
Furniture, fixtures and equipment	310,825	440,510	301,982	1,053,317
In place Leases	419,303	667,748	681,140	1,768,191
Total	$15,250,000	$27,400,000	$35,800,000	$78,450,000

Transaction Costs:

Transaction costs in the aggregate amount of $0.4 million related to the acquisitions of Vintage, St. James at Goose Creek and Creekstone at RTP were expensed as incurred during the six months ended June 30, 2013, respectively.

Sunnyside Loan:

BSP/Sunnyside, LLC (“Sunnyside”), the owner of undeveloped land located in Panama City, Florida, was a subsidiary of BREF, which was a contributor of entities in the recapitalization, described above in Note A, and is now held by BCOM Real Estate Fund, LLC Liquidating Trust, a stockholder of the Company. Sunnyside was not contributed to the Company in the recapitalization. On October 2, 2012, Sunnyside executed a Settlement Stipulation, which provided Sunnyside or its assignee, the option, for a non-refundable fee of $0.2 million, to acquire its delinquent loan (with a principal balance of $4.5 million as of September 30, 2012) from its lender within 120 days of the date of the Settlement Stipulation for the net amount of $1.4 million, after a credit of the $0.2 million paid for the option. The Settlement Stipulation provided that if the option was exercised within 120 days of the date of the Settlement Stipulation, the lender would not take any further legal action to enforce its rights under the note and mortgage. If the option were not exercised within the requisite time period, Sunnyside would stipulate to the entry of a final judgment of foreclosure. On October 2, 2012, the Company paid the $0.2 million non-refundable fee and Sunnyside assigned the option to the Company. As a result of the option, the Company considered Sunnyside to be a VIE as of December 31, 2012; however, the Company was not the primary beneficiary and, as such, Sunnyside was not included in the consolidated 2012 financial statements. On January 30, 2013, the Company exercised its rights under the option and purchased the loan for $1.4 million. As a result of the acquisition of the loan on January 30, 2013, the Company is now considered the primary beneficiary and, as such, has consolidated Sunnyside as of January 30, 2013. The total consideration paid of $1.6 million is not considered a business combination and was allocated as follows to the assets of Sunnyside:

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

Pro Forma Financial Information:

The revenues and results of operations of the acquired properties are included in the condensed consolidated financial statements starting at the date of acquisition for each respective real estate asset. The following unaudited condensed consolidated pro forma information for the three and six months ended June 30, 2013 and 2012 is presented as if the Company had acquired Vintage, St. James at Goose Creek and Creekstone at RTP on January 1, 2012. The information for the three and six months ended June 30, 2012 also includes pro forma results for Westmont Commons, which was acquired on December 13, 2012, as if it occurred at January 1, 2012.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Unaudited pro forma financial information:
Pro forma revenue	$7,875,036	$5,913,792	$15,394,291	$11,178,817
Pro forma loss from continuing operations	$(5,350,131)	$(4,632,596)	$(10,604,318)	$(5,860,586)

NOTE E—INDEBTEDNESS

As of June 30, 2013 and December 31, 2012, the Company had total indebtedness of approximately $204.6 million and $147.5 million, respectively. Borrowings were made through individual property mortgages as well as the Company’s secured revolving credit facility.

The following debt activity occurred during the six months ended June 30, 2013:

Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million senior secured revolving credit facility for which BMO Harris Bank N.A. is serving as sole lead arranger and administrative agent. The Company has guaranteed the obligations of the Operating Partnership as the borrower under the credit facility. The credit facility has a term of three years and allows for borrowings of up to $14.0 million, with an accordion feature that allows the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property is currently the only property included in the borrowing base. The Operating Partnership used borrowings of $10.5 million drawn on the credit facility to repay in full the mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million has been included in loss of extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2013. During the six months ended June 30, 2013, the Operating Partnership drew down an additional $2.5 million under the credit facility, which was used for general corporate purposes. As of June 30, 2013, the Operating Partnership had outstanding borrowings of approximately $13.0 million and approximately $0.2 million available under the credit facility, based on the most recent borrowing base computation. The credit facility bears interest, at the Operating Partnership’s option, either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depending on the Company’s leverage ratio. As of June 30, 2013, the weighted average interest rate was 3.65%. In addition, the Operating Partnership pays a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of June 30, 2013, the commitment fee was 0.25%.

Before the amendment, the revolving credit facility contained the following financial covenants:

•	Maximum total indebtedness to total asset value ratio of 70%;
•	Minimum adjusted EBITDA to fixed charges ratio of 1.15;

•	Tangible net worth minimum $26,954,678;
•	Investments in joint ventures less than 15% of total asset value;
•	Investments in assets under development less than 15% of total asset value;
•	Investments in mortgage loans, mezzanine loans and notes receivable less than 5% of total asset value;
•	Investments in land assets less than 15% of total asset value; and
•	Total investments less than 30% of total asset value.

As of March 31, 2013, the Company was not in compliance with the following financial covenants in the credit agreement: (a) the minimum adjusted EBITDA to fixed charge ratio; and (b) the maximum investment in land assets.

On May 3, 2013, BMO Harris Bank N.A. agreed, subject to legal documentation, to waive the minimum adjusted EBITDA to fixed charges ratio covenant through June 30, 2013, and to modify the definition of the components of minimum adjusted EBITDA to fixed charges ratio and increase the maximum permitted investment in land assets to 17.5% of total assets.  On June 13, 2013, the parties executed the waiver and amendment to the credit agreement. As a result of the waiver and amendments, as of June 30, 2013, the Company was in compliance with all of the financial covenants under the revolving credit facility.

St. James at Goose Creek

On June 20, 2013, the Company, through a subsidiary, entered into a mortgage note payable in the amount of $19.0 million, which bears a fixed rate of 3.75% with two years of interest only payments followed by principal and interest payments based on a 30-year amortization schedule thereafter until maturity on June 1, 2025. The mortgage note is secured by the St. James property.

The Pointe at Canyon Ridge

On May 31, 2013, the Company refinanced the mortgage for The Pointe at Canyon Ridge property with a mortgage note payable in the principal amount of $25.8 million. The loan bears interest at a fixed rate of 4.10% with two years of interest only payments followed by principal and interest payments based on a 30-year amortization schedule thereafter until maturity on June 1, 2025. The mortgage note is secured by the Pointe at Canyon Ridge property. In connection with the refinancing of the mortgage indebtedness, a prepayment penalty of $0.3 million has been included in loss of extinguishment of debt in the condensed consolidated statement of operations for the three and six months ended June 30, 2013.

Creekstone at RTP

On May 17, 2013, in conjunction with the acquisition of Creekstone at RTP (see Note D above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $23.3 million, which bears interest at a fixed rate of 3.88%. Repayment of the mortgage loan is interest only for the first three years, with principal and interest payments based on a 30-year amortization thereafter until maturity on June 10, 2023. The mortgage note is secured by the Creekstone at RTP property.

The Estate of Maitland

On April 25, 2013, a subsidiary of the Company refinanced the Estates at Maitland property with a mortgage note payable in the principal amount of $4.2 million. The Company is the guarantor of this indebtedness. The loan has a term of one year and provides a variable rate of prime rate plus 3.50% and requires monthly interest-only payments for the term of the loan. As of June 30, 2013, the interest rate was 6.75%. In connection with the refinancing of the mortgage indebtedness, $0.1 million of deferred financing costs (net of accumulated amortization) were written off and have been included in loss of extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2013.

Vintage at Madison Crossing

On March 4, 2013, in conjunction with the acquisition of Vintage (see Note D above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $11.4 million which bears interest at a fixed rate of 4.19% with monthly interest-only payments of interest only for the initial twelve months and monthly payments of principal and interest thereafter until maturity on April 1, 2023. The mortgage note is secured by the Vintage property.

The following table summarizes certain information as of June 30, 2013, with respect to the Company’s indebtedness:

			Remaining
	Borrowed		Term in
Property	Balance	Interest Rate	Years

Fixed Rate Secured Debt
Lakeshore on the Hill	$6,789,347	4.48%	4.50
The Trails of Signal Mountain	8,317,000	4.92%	4.92
Terrace at River Oaks	14,300,000	4.32%	8.50
Westmont Commons	17,920,000	3.84%	9.50
Vintage at Madison Crossing	11,437,000	4.19%	9.75
The Pointe at Canyon Ridge	25,800,000	4.10%	12.00
St. James at Goose Creek	19,000,000	3.75%	10.00
Creekstone at RTP	23,250,000	3.88%	9.94
	126,813,347	4.08%	9.51

Variable Rate Secured Debt
Revolving Credit Facility	13,000,000	3.65%	2.58
Mercé Apartments	5,475,000	3.13%	5.34
Park at Fox Trails	14,842,910	3.12%	5.50
Post Oak	5,277,000	3.38%	5.09
Estates at Millenia	34,950,000	5.75%	0.42
The Estates at Maitland	4,200,000	6.75%	0.82
	77,744,910	4.60%	2.44

Total Outstanding Debt	$204,558,257	4.28%	6.82

The scheduled maturities of outstanding indebtedness as of June 30, 2013 are as follows:

Year	Amount Maturing
Remainder of 2013	$35,253,154
2014	5,287,136
2015	1,903,451
2016	15,611,504
2017	2,932,724
Thereafter	143,570,288
$204,558,257

The weighted average interest rate on the indebtedness balance outstanding at June 30, 2013 and December 31, 2012 was 4.28% and 4.82%, respectively.

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owns 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owns 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter. The Estates at Perimeter is a 240-unit apartment community located in Augusta, Georgia. The Company, through its subsidiary, acquired its interest in the JV in September 2010 for $3.8 million. The carrying value of this investment was $2.5 million and $2.6 million as of June 30, 2013 and December 31, 2012, respectively. The following is the condensed consolidated financial information of this unconsolidated joint venture as of the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Rental Revenue	$698,160	$688,154	$1,379,953	$1,392,809
Net income	$35,193	$23,019	$109,855	$78,469
Company share of income form unconsolidated joint venture activities	$17,597	$11,509	$54,928	$39,234

The JV follows GAAP and its accounting policies are similar to those of the Company. The Company shares in profits and losses of the JV in accordance with the JV’s operating agreement. The Company received cash distributions for the six months ended June 30, 2013 and 2012 of $0.1 million and $0.2 million, respectively. No contributions were made during the six months ended June 30, 2013. Contributions made during the six months ended June 30, 2012 were $0.1 million.

On April 3, 2013, the Company entered into a contract to acquire the remaining 50% interest in the JV from its joint venture partner. On June 18, 2013, the contract was terminated.

NOTE G—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of June 30, 2013 and December 31, 2012 is comprised primarily of a $0.6 million promissory note that the Company acquired from BREF. The note was payable to BREF from TSPFI. The note was originated to partially fund the purchase of a property by TSPFI. On June 1, 2012, in connection with the recapitalization, this receivable was contributed to the Company. The note bears interest at 12% per annum and is due on demand. Accrued interest as of June 30, 2013 and December 31, 2012 was approximately $0.1 million, respectively. The Company expects payment will be received from TSPFI in the third quarter of 2013. Other receivables from related parties are comprised of various non-interest bearing amounts due from related entities. Due to related parties as of June 30, 2013 and December 31, 2012 includes various non-interest bearing amounts payable to related entities.

Advisory Fees from Related Party: Fees of approximately $0.1 million are included in the accompanying statements of operations for each of the three and six months ended June 30, 2012. The fees were earned from entities previously owned by BREF and TSPFI that were not contributed to the Company in the recapitalization. No advisory fees were paid in the three and six months ended June 30, 2013.

Support Services: During the periods presented through May 31, 2012, an entity under common control provided the Company with certain general and administrative support services, for which the entity under common control allocated costs of approximately $0.1 million and $0.2 million for the three and five months ended May 31, 2012, respectively. Effective June 1, 2012, general and administrative costs are incurred and paid directly by the Company, which costs totaled $0.3 million for the month of June 2012. During the periods presented through June 30, 2013, the Company incurred and paid directly $1.8 million and $3.3 million for the three and six months ended June 30, 2013, respectively. If the Company had paid these expenses directly prior to June 1, 2012, the Company’s historical results of operations may have been materially different. As a result, the accompanying historical statements of operations may not necessarily be indicative of operations for future periods.

Legal Fees: During the six months ended June 30, 2013 and 2012, the Company incurred legal fees totaling approximately $0.1 million and $0.3 million, respectively, with a law firm of which a former member of the Company’s board of directors is the managing shareholder. Fees with the law firm of $0.3 million are included in accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012, respectively, in the accompanying balance sheets. Effective December 17, 2012, this individual no longer serves as a member of the Company’s board of directors.

NOTE H—COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have, asbestos or other environmental related liabilities. As of June 30, 2013, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Property Management Agreements: Prior to the recapitalization on June 1, 2012, Trade Street Company was externally managed and was a party to property management agreements with third parties with respect to the management of certain of the Company’s properties. The agreements provided for monthly management fees that ranged from 3.0% to 4.0% of gross monthly collections of rent. The Company paid total property management fees of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively, and such amounts are included in property operating expenses in the accompanying condensed consolidated statements of operations. There were no property management agreements or fees paid during the three and six months ended June 30, 2013.

Operating Lease: The Company leases office space for the Company’s headquarters in Aventura, Florida through June 2014 for a total of approximately $0.2 million annually, including expenses. Rent expense included in the accompanying statement of operations was approximately $54,000 and $22,000 for the three months ended June 30, 2013 and 2012, respectively. The corresponding amounts for the six months ended June 30, 2013 and 2012 were $111,000 and $42,000, respectively.

The following is a summary of approximate future minimum rentals under the non-cancellable operating lease as of June 30, 2013:

Period	Future Minimum Rents
July to December 2013	96,966
2014	80,809

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

Other Contingencies: In the ordinary course of the Company’s business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. Upon expiration of any applicable due diligence period, the Company is generally at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits the Company has paid in connection with the contract, and is generally obligated to sell under a real property sales contract. As of June 30, 2013, the Company had earnest money deposits of approximately $3.9 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $3.1 million was non-refundable. As of December 31, 2012, the Company had earnest money deposits of approximately $1.8 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $1.5 million was non-refundable.

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

The Company has provided for non-income based state and local taxes in the condensed consolidated statement of operations for the six months ended June 30, 2013. Prior to June 1, 2012, the Company operated solely through partnerships that were flow through entities and were not subject to federal income taxes at the entity level. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

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

NOTE J—STOCKHOLDERS’ EQUITY

The following table presents certain information regarding the Company’s issued and outstanding preferred stock, preferred OP units and Class B contingent units as of June 30, 2013 and December 31, 2012:

	Optional		Outstanding	Outstanding as of
	Redemption	Annual	as of June 30,	December 31,
	Date	Dividend	2013	2012
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 309,130 and 273,326 shares outstanding at June 30, 2013 and December 31, 2012, respectively	7 years from date of issuance	(1)	$26,468,205	$26,802,814

Class B Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 and 98,304 units outstanding at June 30, 2013 and December 31, 2012, respectively	June 2014	(2)	$-	$9,683,089

Class C Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 and 98,304 units outstanding at June 30, 2013 and December 31, 2012, respectively	June 2015	(2)	$-	$9,717,249

Class B Contingent Units, 210,915 and 0 units outstanding at June 30, 2013 and December 31, 2012, respectively	-	(3)	$19,109,850	$-

(1)	Cumulative annual cash dividend at the rate of 1% of the liquidation preference, which increases by 1% on each of the third and fourth anniversaries after issuance.
(2)	Cumulative annual cash distribution equal to 1.5% of the liquidation preference per share, payable quarterly, if declared.
(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 5.0% per annum of the stated value per Class B contingent unit ($1.25 per quarter) thereafter.

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

On January 14, 2013, the terms of the Class A preferred stock were amended to provide that in calculating the number of shares of common stock to be issued upon conversion of shares of Class A preferred stock, the average market price of the Company’s common stock in the conversion calculation would not be less than $9.00 per share. As amended, shares of the Class A preferred stock are convertible into shares of the Company’s common stock at such time as the last of the properties contributed to the Company to be developed and opened for occupancy has attained 90% physical occupancy or has previously been disposed of by the Company. The shares are convertible at a conversion rate equal to the liquidation preference (as adjusted for certain decreases in value, in any, below June 1, 2012 levels) divided by the average market price of the Company’s common stock for the 20 trading days immediately preceding conversion, subject to a minimum price of $9.00 per share, subject to adjustments for any subsequent stock split, combination or exchange of the common stock after the date of issuance of the Class A preferred stock. The addition of the minimum conversion price of $9.00 per share and other changes in terms related to the Class A preferred stock was accounted for as an extinguishment that resulted in an increase of $3.5 million in net income attributable to common stockholders presented for the six months ended June 30, 2013 in the accompanying condensed consolidated statement of operations.

On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment community located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership on December 3, 2012. Consideration for the purchase included 100,000 shares of Class A preferred stock, plus an additional 35,804 shares of Class A preferred stock issued on March 14, 2013, for which a liability of $3.3 million was included in acquisition consideration payable in preferred stock as of December 31, 2012 in the accompanying condensed consolidated balance sheet. The issued shares were not registered under the Securities Act, and are, therefore, subject to certain restrictions on transfer. Upon receipt of the final certificate of occupancy for the development property, the Company shall issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property, for which a liability for the contingent consideration of $294,000 has been recorded in the accompanying consolidated condensed balance sheet as of June 30, 2013.

The Class A preferred stock is redeemable, at the Company’s option, on or after the 7th anniversary of issuance. No shares of Class A preferred stock have been converted or redeemed as of June 30, 2013.

Common and Preferred Operating Partnership Units

A total of 546,132 common units were issued in connection with the recapitalization and are included in noncontrolling interests in the accompanying condensed consolidated balance sheet as of December 31, 2012. The common units were redeemable at the option of the holder at any time after June 1, 2013.

The Class B and Class C preferred units were convertible into common units on or after the first and second anniversaries of the date of issuance, respectively (i.e., June 1, 2013 and June 1, 2014). The Class B and Class C preferred units were redeemable at the Company’s option, one year after first becoming convertible (i.e. on June 1, 2014 and June 1, 2015, respectively). The Class B and Class C preferred units did not have voting rights.

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

The Class B contingent units will be converted into common units in three tranches based upon the sale or stabilization of certain properties, which is defined as the achievement of 90% physical occupancy of the Company’s development properties, as follows (except that all Class B contingent units will be automatically converted into common units upon, among other events, a change of control, sale of substantially all assets or bankruptcy of the Company):

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

The exchange of the common units for additional Class B contingent units on March 26, 2013 was accounted for as an extinguishment that reduced noncontrolling interest in the accompanying condensed consolidated balance sheet by approximately $8.2 million, that resulted in an increase of $8.2 million in net income attributable to common stockholders presented for the six months ended June 30, 2013 in the accompanying condensed consolidated statement of operations.

There were no dividends in arrears as of June 30, 2013.

Reverse Stock Split

On January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per share data included in these consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented. Prior to the reverse stock split, the redemption of shares of the Class A preferred stock and the preferred units was not solely within the Company’s control since there were not sufficient shares of common stock available to cover all equity instruments potentially convertible into common stock, and accordingly, the Company classified the shares of common stock and common units as temporary equity in the consolidated balance sheet as of December 31, 2012. As a result of the amendment to the terms of the Class A preferred stock and Class B contingent units to provide for a minimum share price of $9.00 for purposes of the conversion of shares of Class A preferred stock into common stock and Class B contingent units into common units, as well as the reverse stock split, there are sufficient available shares of the Company’s common stock to cover all equity instruments potentially convertible into common stock and, accordingly, $26.8 million for Class A preferred stock and $19.4 million for the Class B and Class C preferred units were transferred to permanent equity in the condensed consolidated balance sheet at June 30, 2013.

Redemption of Noncontrolling Interests

On June 1, 2012, four of the Company’s property owning subsidiaries entered into an agreement with the noncontrolling interest holder of each such subsidiary for the purchase of the noncontrolling interest for total consideration of approximately $7.7 million. Approximately $5.1 million of the consideration was payable on September 15, 2012 and the remaining $2.6 million was payable on December 31, 2012. The agreement specified that late payments were subject to interest at monthly rates ranging from 1.5% to 2.5% of the unpaid amount until paid in full. The total payable as of December 31, 2012 was $7.7 million, of which $6.0 million was recorded as payable for the redemption of noncontrolling interest and $1.7 million was included in liabilities of discontinued operations in the accompanying December 31, 2012 condensed consolidated balance sheet. On May 17, 2013, the balance including accrued interest was paid in full. Upon payment in full of the outstanding amounts, the noncontrolling interests were canceled.

Dividends Declared

On January 25, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the fourth quarter of 2012 in the amount of $0.0855 per share, payable to holders of record of common stock and common units as of February 5, 2013 and payable on March 15, 2013, for a total of approximately $0.5 million. On April 15, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the first quarter of 2013 of $0.0855 per share, payable on May 31, 2013 to holders of record of common stock on April 25, 2013 for a total of approximately $0.4 million. On April 22, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the second quarter of 2013 of $0.1575 per share, payable on July 12, 2013 to holders of record of common stock on June 14, 2013 for a total of approximately $1.8 million. In addition, in connection with each dividend, the Company declared that all cumulative unpaid dividends on Class A preferred stock through each declaration date for an aggregate amount of approximately $0.3 million be set aside for payment, as required by the terms of the Class A preferred stock in the Company’s charter, of which approximately $0.1 million remained payable as of June 30, 2013.

Dividends declared and not yet paid as of June 30, 2013 are included in dividends payable in the amount of $1.9 million in the accompanying consolidated balance sheets.

NOTE K – STOCK BASED COMPENSATION

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

On May 16, 2013, the Company’s board of directors approved the grant of an aggregate of 301,877 shares of restricted common stock to certain officers and employees of the Company under the Equity Incentive Plan. The shares of restricted common stock are entitled to receive any dividends paid on the Company’s common stock. The shares of restricted common stock will vest in equal installments on each of the first four anniversaries of the date of grant. Total compensation expense of $2.8 million is being recorded over the vesting period.

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $0.1 million and $0 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 there was $2.7 million of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a period of 3.75 years. There were no shares of restricted stock vested during the six months ended June 30, 2013 and 2012. A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2013 is as follows:

	Six months ended June 30,
	2013
		Weighted
		Average
	Shares	Grant price
Unvested shares, at January 1, 2013	-	$-
Granted	301,877	9.80
Vested	-	-
Unvested shares, as of June 30, 2013	301,877	9.80

Additionally, on May 16, 2013, the Company issued an aggregate of 21,000 fully vested shares of common stock to the Company’s non-employee directors in lieu of the directors’ annual retainer for the year ending December 31, 2013. A non-cash expense of $0.1 million was recorded in the six months ended June 30, 2013. As of June 30, 2013, there was $0.1 million of unrecognized compensation cost related to these shares. The balance of the compensation cost will be recorded over the remainder of 2013.

NOTE L—SUBSEQUENT EVENTS

Property Held for Sale

On July 19, 2013, management committed to a plan to actively market the Terrace at River Oaks property. In the third quarter of 2013, the results of operations, assets and liabilities and cash flows of this property will be presented in discontinued operations.

Pending Acquisitions of Properties

On June 6, 2013, the Company entered into an agreement to purchase The Avenues at Craig Ranch, a 334-unit, Class A garden style multifamily community currently under construction located in McKinney, Texas for $42.4 million. On July 22, 2013, the Company increased its deposit on this acquisition to $0.8 million, all of which is now non-refundable. The acquisition is expected to close, subject to the satisfaction of customary conditions, prior to the end of the fourth quarter of 2013.

Mortgage Financing

On July 2, 2013, the Company obtained a commitment for a new mortgage note payable in the amount of $23.8 million on the Fountains at South End, with a term of 10 years and which bears interest at a fixed rate 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter until maturity.

Pending Sale of Property

On July 16, 2013, the Company entered into a contract to sell The Beckanna on Glenwood. The contract calls for a due diligence period that expires on August 16, 2013 with closing expected to occur approximately 30 days later.

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the section entitled “Risk Factors contained in the final prospectus dated May 13, 2013 related to our public offering, which was filed with the SEC in accordance with Rule 424(b) of the Securities Act, on May 14, 2013, which is accessible on the SEC’s website at www.sec.gov., as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

OVERVIEW

References to “we”, “us”, “our” and the “Company” refer to Trade Street Residential, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

Our Company

We are a full service, vertically integrated, self-administered and self-managed real estate investment trust (“REIT”), focused on acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. We seek to own and operate apartment communities in cities that have:

•	a stable work force comprised of a large number of “echo boomers” augmented by positive net population migration;
•	well-paying jobs provided by a diverse mix of employers across the education, government, healthcare, insurance, manufacturing and tourist sectors;

•	a favorable cost of living;
•	reduced competition from larger multifamily REITs and large institutional real estate investors who tend to focus on select coastal and gateway markets; and

•	a limited supply of new housing and new apartment construction.

We currently own and operate 15 apartment communities containing an aggregate of 3,542 apartment units in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee and Texas. We currently have 98 employees who provide property management, maintenance, landscaping, administrative and accounting services.

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

Our Portfolio

As of June 30, 2013, our portfolio consisted of 15 operating properties, of which 14 were wholly-owned and one was owned through an unconsolidated joint venture in which the Company has a 50% interest, consisting of 3,542 an aggregate of apartment units, as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)
The Pointe at Canyon Ridge	Sandy Springs, GA	1986/2007	09/18/08	494	920	98.1%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	96.0%
The Estates at Perimeter (3)	Augusta, GA	2007	09/01/10	240	1,109	94.9%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	91.2%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	95.1%
Post Oak	Louisville, KY	1982/2005	07/28/11	126	881	96.9%
The Beckanna on Glenwood (4)	Raleigh, NC	1963/2006	10/31/11	255	729	95.5%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	97.1%
Park at Fox Trails	Plano, TX	1981	12/06/11	286	960	98.0%
Terrace at River Oaks	San Antonio, TX	PI: 1982 PII: 1983	12/21/11	314	1,015	93.0%
Estates at Millenia	Orlando, FL	2012	12/03/12	297	952	90.5%
Westmont Commons	Asheville, NC	2003&2008	12/12/12	252	1,009	95.1%
Vintage at Madison Crossing	Huntsville, AL	2002	03/04/13	178	1,047	95.6%
St. James at Goose Creek (5)	Goose Creek, SC	2009	05/16/13	244	976	99.1%
Creekstone at RTP (5)	Durham, NC	2013	05/17/13	256	1,043	91.1%
Total / Weighted Average				3,542	982	95.3%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.

(2)	Average physical occupancy represents the average for the three months ended June 30, 2013 of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	We own a 50% interest in this apartment community through an unconsolidated joint venture. On April 3, 2013, we entered into a contract to purchase the remaining 50% equity interest from our joint venture partner. On June 18, 2013, the contract was terminated.
(4)	Although we have entered into a contract to dispose of this property, the contract is not binding and, as such, we can provide no assurance that we will be able to dispose of this property.
(5)	We acquired these apartment communities in May 2013. Average physical occupancy has been calculated as of and for the month ended June 30, 2013.

As of June 30, 2013, the weighted average monthly rent per unit and monthly effective rent per occupied unit for our operating properties was $858 and $847, respectively. Average rental rates are the Company’s market rents after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt for the three months ended June 30, 2013. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month in the three months ended June 30, 2013 divided by the total number of occupied units each month in the period. Discounts include concessions, discounted employee units and model units.

In addition, our land held for future development consists of the parcels described in the table below, upon which we anticipate developing apartment communities in the future, when market and demographic trends favor the delivery of additional multifamily units to the markets where the respective land investments are located.

			Planned
Property Name	Location	Potential Use	Units	Acreage

Venetian (1)	Fort Myers, FL	Apartments	436	23.0

Midlothian Town Center – East (2)	Midlothian, VA	Apartments	238	8.4

The Estates at Maitland (3)	Maitland, FL	Apartments	416	6.1

Estates at Millenia - Phase II (4)	Orlando, FL	Apartments	403	7.0

(1)	Venetian was acquired from an insolvent developer after construction began. The site currently has improvements, including a partially completed clubhouse, building pads, roads and utilities on Phase I of the development.
(2)	Midlothian Town Center—East is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure.
(3)	The Estates at Maitland is currently approved for a maximum of approximately 330 apartment units and 20,000 square feet of retail space. The City of Maitland, Florida changed its zoning code allowing a higher density in May 2012. The municipal development agreement is currently being modified to include approximately 416 units and 10,000 square feet of retail space.
(4)	Estates at Millenia—Phase II is currently approved for 403 apartment units and 10,000 square feet of retail space. The site currently has all utilities.

RESULTS OF OPERATIONS

Same Store Properties

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2012 through June 30, 2013. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three and six months ended June 30, 2013 and 2012, the same store properties included properties owned since January 1, 2012, excluding our land held for future development and properties included in discontinued operations (see below). No properties owned since January 1, 2012 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2012 were excluded from the same store portfolio.

Recent Acquisition and Disposition Activity

Recent acquisition and disposition activity that may affect our future results of operations is discussed further below.

2013 Acquisitions

Vintage at Madison Crossing —On March 4, 2013, we acquired Vintage at Madison Crossing, a 178-unit apartment community consisting of 12 buildings in Huntsville, Alabama. The purchase price of $15.3 million was comprised of a mortgage note payable of approximately $11.4 million plus cash of approximately $3.8 million.

St. James at Goose Creek —On May 16, 2013, we acquired St. James at Goose Creek, a 244-unit Class-A garden-style apartment community located in the Goose Creek, South Carolina, a suburb of Charleston. The purchase price of $27.4 million was paid in cash. Subsequently, on June 20, 2013 we obtained a $19.0 million mortgage note payable secured by the property.

Creekstone at RTP—On May 17, 2013, we acquired Creekstone at RTP, a 256-unit newly-constructed apartment community located in Durham, North Carolina. The purchase price of $35.8 million was comprised of a mortgage note payable of approximately $23.3 million plus cash of approximately $12.5 million.

2013 Disposition

Fontaine Woods — On March 1, 2013, we completed the sale of our 70% ownership interest in Fontaine Woods, an apartment community located in Chattanooga, Tennessee. The consideration received for our 70% ownership interest was $10.5 million, including $4.0 million of cash. The sale resulted in a gain to the Company of approximately $1.6 million. The proceeds of this sale were primarily used to acquire Vintage at Madison Crossing, as described above.

 Oak Reserve at Winter Park - On June 12, 2013, we sold Oak Reserve at Winter Park, an apartment community located in Winter Park, Florida for $11.7 million, including $1.6 million of cash. The sale resulted in a gain to the Company of approximately $0.5 million.

Discontinued Operations

The Beckanna on Glenwood — In January 2013, we committed to a plan to actively market the Beckanna on Glenwood, comprised of 254 garden-style apartment units in one eight-story residential building located on seven acres of land in Raleigh, North Carolina.

On July 16, 2013, we entered into a contract to sell The Beckanna on Glenwood. The contract calls for a due diligence period which expires on August 16, 2013 with closing expected to occur approximately 30 days later.

The results of operations for Fontaine Woods, Oak Reserve and Beckanna have been reported as discontinued operations for all periods presented. During 2012, the Company sold The Estates at Mill Creek. The results of operations for this property have been reported as discontinued operations for all periods presented.

Comparison of the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012

Below are the results of operations for the six months ended June 30, 2013 and 2012. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2012 through June 30, 2013. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations and real estate taxes and insurance.

	Apartment	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	Units	2013	2012	$	%	2013	2012	$	%

Property Revenues
Same Store (8 properties)	1,820	$4,517,594	$4,307,290	$210,304	4.9%	$8,869,087	$8,480,452	$388,635	4.6%
Non Same Store (5 properties)	1,227	2,707,931	-	2,707,931	N/A	4,390,744	-	4,390,744	N/A
Total property revenues	3,047	$7,225,525	$4,307,290	$2,918,235	67.8%	$13,259,831	$8,480,452	$4,779,379	56.4%

Property Expenses
Same Store (8 properties)	1,820	$2,165,117	$2,346,632	$181,515	7.7%	$4,218,384	$4,448,330	$229,946	5.2%
Non Same Store (5 properties)	1,227	1,167,893	-	(1,167,893)	N/A	1,943,235	-	(1,943,235)	N/A
Total property expenses	3,047	$3,333,010	$2,346,632	$(986,378)	-42.0%	$6,161,619	$4,448,330	$(1,713,289)	-38.5%

Same Store Properties – Property Revenues and Property Expenses

Same store property revenues increased approximately $210,000, or 4.9%, for the three months ended June 30, 2013 as compared to the same period in 2012 due primarily to an increase of $103,000, or 2.2%, in average rental rates and an increase of $94,000, or 2.4%, in average occupancy. Same store property revenues increased approximately $389,000, or 4.6%, for the six months ended June 30, 2013 as compared to the same period in 2012 due primarily to an increase of $147,000, or 1.7%. in average rental rates and an increase of $199,000, or 2.3%, in average occupancy.

Same store property expenses decreased approximately $182,000, or 7.7%, for the three months ended June 30, 2013 as compared to the same period in 2012 due primarily to a decrease of $172,000 in third party management fees, which were not incurred in 2013 as we were entirely self-managed together with a decrease of $115,000 in repairs and maintenance expense and a decrease of $46,000 in make/ready expenses. Same store property expenses decreased approximately $230,000, or 5.2%, for the six months ended June 30, 2013 as compared to the same period in 2012 due primarily to a decrease of $306,000 in third party management fees, which were not incurred in 2013 as we were entirely self-managed.

Non-same Store Properties – Property Revenues and Property Expenses.

Property Revenues and Property Expenses for our non-same store properties increased due to the acquisitions made late in the fourth quarter of 2012 and in the first six months of 2013. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Advisory fees from related party

Advisory fee revenue represents fees earned from related parties for properties that were not contributed to the Company in the recapitalization. There were no advisory fee revenues in the three or six months ended June 30, 2013. We do not expect advisory fees to contribute meaningfully to our operating revenue in the future.

Other Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%

General and administrative	$1,847,101	$436,792	$(1,410,309)	(322.9)%	$3,411,786	$626,761	$(2,785,025)	(444.4)%
Depreciation and amortization	$3,093,787	$1,815,091	$(1,278,696)	(70.4)%	$5,509,632	$3,695,649	$(1,813,983)	(49.1)%
Asset impairment losses	$613,120	$-	$(613,120)	*	$613,120	$-	$(613,120)	*
Acquisition and recapitalization fees	$221,509	$1,851,459	$1,629,950	88.0%	$443,685	$1,851,459	$1,407,774	76.0%

* Not a meaningful percentage.

General and administrative expense increased approximately $1.4 million, or 323%, for the three months ended June 30, 2013 as compared to the same period in 2012 and approximately $2.8 million, or 444%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in general and administrative expense for both the three and six month periods is attributed primarily to (i) growth in the number of corporate personnel needed to acquire, manage and maintain the increased number of properties that we acquired since June 30, 2012, (ii) increased travel and insurance expenses, (iii) increased professional fees primarily attributable to legal fees and the audit of our 2012 financial statements and review of our quarterly financial statements, (iv) directors fees which were not incurred prior to the recapitalization and (v) increased overhead from being a self-administered and self-managed company after the recapitalization. During the five months ended May 31 2012, an entity under common control provided the Company with certain general and administrative support services, for which the entity under common control allocated costs of approximately $97,000 and $207,000 for the two and five months ended May 31, 2012, respectively. Effective June 1, 2012, general and administrative costs were incurred and paid directly by the Company. If the Company had paid these expenses directly prior to June 1, 2012, the Company’s historical results of operations for the three and six months ended June 30, 2012 may have been materially different.

Depreciation and amortization expense for the three months ended June 30, 2013 was approximately $3.1 million, representing an increase of approximately $1.3 million, or 70% over the three months ended June 30, 2012, primarily due to five acquisitions between December 2012 and May 2013. The acquisitions were of new or relatively new, large Class A communities. Depreciation and amortization expense for the six months ended June 30, 2013 was approximately $5.5 million, representing an increase of approximately $1.8 million, or 49%, over the six months ended June 30, 2012, as a result of the same acquisitions.

Approximately $0.6 million of impairment was recorded in the second quarter of 2013 to write down the carrying value of the Estates of Maitland. The Estates of Maitland is currently land held for future development. Management is currently evaluating options with respect to this property and may not continue with the future development of the land and may instead sell the property.  The impairment charge was based on a recent appraisal of the land which was determined to be the best indication of fair market value. Management will no longer continue to capitalize interest and costs to this property. No impairment was recorded in the six months ended June 30, 2012.

Acquisition expenses are charged to current expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including real estate commissions, attorney fees, due diligence costs, title searches and title insurance costs. For the three months ended June 30, 2013, acquisition expenses were approximately $222,000, primarily for costs incurred in the acquisition of Creekstone at RTP and St. James at Goose Creek. For the six months ended June 30, 2013, acquisition expenses were approximately $444,000, primarily for costs incurred in the acquisition of Creekstone at RTP, St. James at Goose Creek and Vintage at Madison Crossing. There were no acquisition costs in the three and six months ended June 30, 2012. Approximately $1,851,000 in recapitalization costs were incurred in connection with the recapitalization transaction on June 1, 2012 and are included in the results for the three and six months ended June 30, 2012.

Other Revenue and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Interest expense	$2,292,957	$757,831	$(1,535,126)	(202.6)%	$4,502,323	$1,619,256	$(2,883,067)	(178.0)%

Amortization of deferred financing cost	$356,570	$43,608	$(312,962)	*	$735,438	$91,079	$(644,359)	(707.5)%

Loss on extinguishment of debt	$331,000	$537,938	$206,938	38.5%	$1,145,657	$537,938	$(607,719)	(113.0)%

Income (loss) from discontinued operations	$15,339	$(339,120)	$354,459	104.5%	$59,609	$(722,374)	$781,983	108.3%

Gain on sale of discontinued operations	$350,120	$-	$350,120	*	$1,945,894	$-	$1,945,894	*

Loss allocated to noncontrolling interest	$613,495	$800,767	$187,272	23.4%	$1,168,718	$788,312	$(380,406)	(48.3)%

* Not a meaningful percentage.

Interest expense increased approximately $1.5 million, or 203%, in the three months ended June 30, 2013 and approximately $2.9 million, or 178%, in the six months ended June 30, 2013. The increase for both periods was due to (i) the aforementioned five acquisitions between December 2012 and May 2013, (ii) the additional interest associated with the noncontrolling interests in four properties contributed in the recapitalization, and (iii) the new revolving line of credit in place since early 2013.

Amortization of deferred financing costs increased by $0.3 million in the three months ended June 30, 2013 and by $0.6 million in the six months ended June 30, 2013, primarily due to the aforementioned five acquisitions between December 2012 and May 2013 as well as amortization of new loan costs for Pointe at Canyon Ridge.

Loss on extinguishment of debt for the three months ended June 30, 2013 represents an early repayment penalty on the refinance of the bridge loan for Pointe at Canyon Ridge, which matured May 31, 2013. The loss on extinguishment of debt for the six months ended June 30, 2013 includes the early repayment penalties related to the refinancing of bridge loan for Pointe at Canyon Ridge as well as the refinancing of debt on Arbor River Oaks. Loss on extinguishment of debt for the three and six months ended June 30, 2012 includes a prepayment penalty and the write-off of the remaining deferred loan costs for Pointe at Canyon Ridge.

Gain on sale of discontinued operations resulted from the sale of Fontaine Woods on March 1, 2013 (approximately $1.6 million) and the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million). The gain was offset by $0.1 million for payments from escrow during the second quarter of 2013 related to the sale of the Mill Creek property in the fourth quarter of 2012.

Loss allocated to noncontrolling interests for of the above periods represents primarily the noncontrolling interest in our Operating Partnership since the June 1, 2012 recapitalization. The loss allocated to noncontrolling interest as a percentage of net loss decreased significantly in the second quarter of 2013 due to dilution as a result of the public offering in May 2013.

Capital Expenditures

The following table summarizes our total non-recurring and recurring capital expenditures for the three and six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013		2013
	Total	Per Unit	Total	Per Unit
Recurring capital expenditures:

Flooring & Carpeting	$152,454	$55	$202,483	$78
Appliances	37,251	13	68,201	26
HVAC	27,058	10	32,497	12
Other	7,575	3	23,982	9
Total recurring capital expenditures	$224,338	$81	$327,163	$125

Non-recurring capital expenditures:

Plumbing	$244,121	$87	$390,347	$150
Renovations	100,596	36	171,488	66
Furniture, Fixtures and Equipment	41,967	15	49,359	19
Other	43,509	16	75,911	29
Total non-recurring capital expenditures	$430,193	$154	$687,105	$264

Weighted average units - wholly owned, continuing operations		2,791		2,608

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

The following table sets forth a reconciliation of FFO and Core FFO for the periods presented to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) attributable to common stockholders	$(4,033,694)	$(2,967,205)	$2,761,455	$(4,109,721)

Adjustments related to earnings per share computation[1]	-	-	(9,224,954)	-
Asset impairment loss	613,120	-	613,120
Real estate depreciation and amortization - continuing operations	3,093,787	1,815,091	5,509,632	3,695,649
Real estate depreciation and amortization - discontinued operations	-	678,087	97,435	1,539,965
Real estate depreciation and amortization - unconsolidated joint venture	102,301	101,209	197,035	194,976
Gain on sale of discontinued operations	(350,120)	-	(1,945,894)	-

Funds from operations attributable to common stockholders	(574,606)	(372,818)	(1,992,171)	1,320,869

Acquisition and recapitalization costs	221,509	1,851,459	443,685	1,851,459
Loss on early extinguishment of debt	339,206	537,938	1,153,863	537,938
Non-cash straight-line adjustment for ground lease expenses	102,581	103,678	206,253	180,891
Non-cash portion of restricted stock awards	192,827	-	192,827	-
Non-cash accretion of preferred stock and units	154,142	53,641	339,250	53,641
Distributions due on Class B contingent units	(78,876)	-	(156,886)	-

Core funds from operations attributable to common stockholders	$356,783	$2,173,898	$186,821	$3,944,798

Per share data
Funds from operations - basic	$(0.07)	$(0.30)	$(0.31)	$1.96
Core funds from operations - basic	$0.04	$1.74	$0.03	$5.86

Weighted average common shares outstanding - basic(2)(3)	8,059,224	1,249,676	6,397,517	672,980

[1]	See notes B and J to condensed consolidated financial statements..

[2]	Includes non-vested portion of restricted stock awards.

[3]	Does not reflect the potential dilution of conversion of Class B contingent units into common units under certain circumstances. The outstanding Class B contingent units, which total approximately $21 million, can be converted into common units of our Operating Partnership only upon the sale or development and stabilization of four specified land assets. Accordingly, as the dates and per share values of these conversions cannot be determined, the effects of these conversions have not been reflected in the per share amounts. If the contingencies for all four land sites had been satisfied as of January 1, 2013, the Class B contingent units would have converted at a floor of $9.00 per share, which would have resulted in a total weighted average diluted shares and units outstanding of 10,402,724 and 7,575,741 for the three and six months ended June 30, 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Operating Income
Same Store	$2,935,227	$2,700,042	$5,875,487	$5,524,527
Non Same Store	1,707,819	971,543	3,051,629	1,982,984

Total property net operating income	$4,643,046	$3,671,585	$8,927,116	$7,507,511

Reconciliation of NOI to GAAP Net Loss

Total property net operating income	$4,643,046	$3,671,585	$8,927,116	$7,507,511
Add (subtract):
Unconsolidated joint venture NOI	(402,306)	(408,192)	(853,982)	(877,895)
Discontinued operations NOI	(348,225)	(1,131,158)	(974,922)	(2,291,683)
Property management fees paid to third parties	-	(171,577)	-	(305,812)
Property NOI, continuing operations	3,892,515	1,960,658	7,098,212	4,032,121
Advisory fees from related party	-	75,794	-	189,980
Interest income	21,750	19,547	43,559	38,789
Depreciation and amortization	(3,093,787)	(1,815,091)	(5,509,632)	(3,695,649)
Interest expense	(2,292,957)	(757,831)	(4,502,323)	(1,619,256)
Amortization of deferred financing costs	(356,570)	(43,608)	(735,438)	(91,079)
Loss on extinguishment of debt	(331,000)	(537,938)	(1,145,657)	(537,938)
General and administrative	(1,847,101)	(436,792)	(3,411,786)	(626,761)
Asset impairment losses	(613,120)	-	(613,120)	-
Acquisition and recapitalization costs	(221,509)	(1,851,459)	(443,685)	(1,851,459)
Income from unconsolidated joint venture	17,597	11,509	54,928	39,234
Loss from continuing operations	(4,824,182)	(3,375,211)	(9,164,942)	(4,122,018)
Discontinued operations	365,459	(339,120)	2,005,503	(722,374)
Net loss	(4,458,723)	(3,714,331)	(7,159,439)	(4,844,392)
Loss allocated to noncontrolling interests	613,495	800,767	1,168,718	788,312
Adjustments related to earnings per share computation[1]	(188,466)	(53,641)	8,752,176	(53,641)

Income (loss) attributable to common stockholders	$(4,033,694)	$(2,967,205)	$2,761,455	$(4,109,721)

[1]	See notes B and J to the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our secured revolving credit facility, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, and net proceeds from offerings of our securities. As of June 30, 2013, we had $28.8 million of available cash on hand and $0.2 million available for future borrowings under our $14 million secured revolving credit facility that can be used for general corporate purposes.

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

On May 1, 2013, we entered into a contract to sell Oak Reserve at Winter Park for a gross sales price of $11.7 million. The sale closed on June 12, 2013 with net cash proceeds of $1.8 million. In addition on July 16, 2013, we entered into a contract to sell The Beckanna on Glenwood. The contract calls for a due diligence period which expires on August 16, 2013 with closing expected to occur approximately 30 days later.

On May 16, 2013 we completed a public offering of 6,250,000 shares of our common stock resulting in net proceeds of approximately $54.4 million, prior to any exercise of the underwriters’ over-allotment option. To date we have used approximately $50.1 million of the net proceeds to (i) repurchase equity interests in four properties from our joint venture partners including accrued interest ($8.2 million), (ii) acquire St. James at Goose Creek, a 244-unit apartment community located in Goose Creek, South Carolina ($26.7 million), (iii) acquire Creekstone at RTP, a 256-unit apartment community located in Durham, North Carolina ($12.5 million), (iv) fund earnest money deposits in connection with potential property acquisitions and loan deposits ($2.6 million), and (v) refinance of The Pointe at Canyon Ridge property described below ($1.3 million). After the uses of proceeds discussed above, and taking into account the net proceeds to the Company from the exercise of the underwriters’ Over-Allotment, approximately $4.0 million of the offering proceeds remained available for general corporate and working capital purposes, which may include future acquisitions, the repayment of indebtedness and the funding of capital improvements at our apartment communities.

On May 17, 2013 we obtained a commitment for a new mortgage loan secured by St. James at Goose Creek in the amount of $19.0 million. The loan closed on June 20, 2013 with net proceeds to the Company of approximately $18.6 million. The loan bears interest at a fixed rate of 3.75% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule.

On May 31, 2013, we refinanced the $26.4 million mortgage note payable for The Pointe at Canyon Ridge property. The principal amount of the new loan is $25.8 million and it bears interest at a fixed rate of 4.10% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest thereafter based on a 30 year amortization schedule. The loan matures on April 30, 2025.

On June 13, 2013, we sold 103,443 shares of our common stock, $0.01 par value, in conjunction with the Over-Allotment for gross proceeds of approximately $1.03 million. The proceeds to us of the Over-Allotment were approximately $0.97 million, net of the underwriting discounts and commissions.

We expect our Estates at Millenia and Creekstone at RTP apartment communities to be stabilized in the second and third quarters of 2013, respectively. We anticipate refinancing our current indebtedness on Estates at Millenia during the third quarter of 2013 and expect to utilize the proceeds from the refinancing to repay the existing mortgage on that apartment community. There can be no assurance that we can procure such mortgage financing on favorable terms or at all.

Future Cash Requirements and Contractual Obligations

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unitholders, as well as the acquisition and financing activity described below. We expect to meet these requirements using our cash on hand, the net cash provided by operations, the sale of Beckanna at Glenwood, and, to the extent available by accessing the capital markets and the refinancing of the Estates at Millenia indebtedness, if such mortgage financing is successfully procured.

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

On July 2, 2013, the Company obtained a commitment for a new mortgage note payable in the amount of $23.8 million on the Fountains at South End, with a term of 10 years and which bears interest at a fixed rate 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter until maturity.

On June 6, 2013, we entered into a binding agreement to acquire The Avenues of Craig Ranch, an apartment community located in McKinney, Texas, which is currently under construction and is anticipated to have 334 units, for a purchase price of $42.4 million. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the property, which is expected to occur during the fourth quarter of 2013. We are seeking permanent financing to finance all or a portion of the purchase price of this property but we currently do not have a lender commitment in place. Accordingly, there can be no assurance that we will obtain financing for the acquisition, and we may be unable to close the purchase of the property, which would result in our forfeiture of $0.8 million in earnest money.

On April 8, 2013, we entered into a binding contract to acquire Talison Row, a 274-unit apartment community under construction in Charleston, South Carolina for a price of $48.1 million. On May 28, 2013, we obtained a commitment for a new mortgage loan secured by Talison Row in the amount of $33.6 million, which will bear interest at a fixed rate of 4.06% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the respective property, which is expected to occur during the third quarter of 2013. To date, we have posted non-refundable earnest money deposits with the seller totaling $1.0 million and a rate lock deposit of $0.3 million with the lender in connection with this acquisition.

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

On December 20, 2012, we entered into a binding contract to acquire Fountains at South End (formerly New Bern), a 208-unit apartment community under construction in Charlotte, North Carolina for a price of $34.0 million, that is expected to close during the third quarter of 2013. To date, we have posted non-refundable earnest money deposits with the seller totaling $0.7 million and a rate lock deposit of $0.5 million with the lender in connection with this acquisition. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the property, which is expected to occur during the third quarter of 2013.

On October 29, 2012, we entered into a binding contract to acquire the Estates at Wakefield, a 288-unit apartment community under construction in Wake Forest, North Carolina for a price of $37.3 million, that is expected to occur during the fourth quarter of 2013. The purchase contract provides for closing, upon completion of the property, subject to the satisfaction of customary closing conditions. We are seeking permanent financing to finance all or a portion of the purchase price of this property but we currently do not have a lender commitment in place. Accordingly, there can be no assurance that we will obtain financing for the acquisition, and we may be unable to close the purchase of the property, which would result in our forfeiture of $750,000 in earnest money.

We currently have no commitment for financing for the Miller Creek, Estates at Wakefield or the Craig Ranch acquisitions nor can there be any assurance that such financing will be procured on favorable terms or at all. Moreover, we may not have sufficient cash to finance the acquisition of one or more of the acquisitions that we currently have under contract. If we are unable to procure financing for the acquisition or otherwise renegotiate the contracts of these properties by the time we are required to close pursuant to the purchase contracts, we may forfeit up to $2.3 million of non-refundable deposits that we have paid under the contracts, which could have a material adverse effect on our results of operations.

As of August 9, 2013, we had paid an aggregate $4.9 million of non-refundable earnest money deposits in connection with potential property acquisitions.

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

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects and debt payments and retirements at maturities. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash and short-term credit facilities as an interim measure, to be replaced by funds from public and private equity and debt offerings, long-term secured and unsecured debt, or joint venture investments. In addition, we may use Operating Partnership units issued by our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

We believe that as a publicly traded REIT, we will have access to multiple sources of capital to fund our long- term liquidity requirements. These sources include the incurrence of additional debt and the issuance of additional equity. However, we cannot assure you that this will be the case. Our ability to secure additional debt will be dependent on a number of factors, including our cash flow from operations, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed. Our ability to access the equity capital markets will be dependent on a number of factors, many of which are outside of our control, including general market conditions for REITs and market perceptions about our company.

Cash Flows for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six months ended June 30,
	2013	2012
Operating activities	$(1,910,822)	$5,311,878
Investing activities	$(40,419,383)	$(1,069,964)
Financing activities	$66,158,083	$(2,271,419)

Net cash used in operating activities was approximately $1.9 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of approximately $5.3 million for the six months ended June 30, 2012. The negative net change in cash from operating activities of $7.2 million is primarily a result of:

•	Increase of approximately $1.8 million in depreciation and amortization;

•	Increase in loss of extinguishment of debt by approximately $0.6 million;

•	Increase in amortization of deferred loan costs by approximately $0.7 million;

•	Decrease of approximately $0.9 million in the change in restricted cash and lender services;

•	Decrease of approximately $4.0 million in the change in accounts payable and accrued expenses;

•	Decrease of approximately $0.9 million in cash provided by discontinued operations; and

•	Less: Increase of approximately $4.4 million in loss from continuing operations.

Net cash used in investing activities was approximately $40.4 million during the six months ended June 30, 2013 compared to net cash used in investing activities of approximately $1.1 million during the six months ended June 30, 2012. The increase was primarily the result of the use of approximately $43.8 million during the six months ended June 30, 2013 for the acquisition of three properties. No property acquisitions were completed in the six months ended June 30, 2012. The purchase of real estate assets during the six months ended June 30, 2013 included $1.5 million in cash paid for the acquisition of a mortgage note.

Net cash provided by financing activities was approximately $66.2 million during the six months ended June 30, 2013 compared to net cash used in financing activities of approximately $1.9 million during the six months ended June 30, 2012. The primary components of net cash provided by financing activities during the six months ended June 30, 2013, (i) net proceeds received of approximately $55.3 through an equity offering completed in the second quarter of 2013, (ii) borrowings under the secured mortgage indebtedness of $49.0 million and (ii) borrowings under the secured revolving credit facility of $13.0 million. Cash inflows during this period were partially offset by (i) approximately $39.7 million used to reduce mortgage notes payable; (ii) $1.4 million for payments of deferred loan costs; (iii) $6.0 million for payment for redemption of noncontrolling interest; (iv) $1.0 million for payment for prepayment penalty for early extinguishment of debt and (v) $1.3 million for distributions to stockholders.

During the six months, ended June 30, 2012, net cash used in financing activities primarily related to approximately (i) $1.0 million net reduction in mortgage notes payable; (ii) $1.3 million for payments of deferred loan costs; (iii) $2.2 million in distributions to partners and members; (iv) $0.8 million in recapitalization costs payments and (v) $0.3 million for payment for prepayment penalty for early extinguishment of debt Partially offsetting these cash outflows were (i) $3.0 million in capital contributions from partners and members and (ii) $2.2 million from the sale of our common stock in a private placement.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in one joint venture, which is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.  Our critical accounting policies have not changed materially from the information reported in the final prospectus dated May 13, 2013 related to our public offering which was filed with the SEC in accordance with Rule 424(b) of the Securities Act on May 14, 2013.

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

Fixed Interest Rate Debt

As of June 30, 2013, excluding discontinued operations, we had approximately $126.8 million of fixed rate mortgage debt, or approximately 62% of our outstanding mortgage debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had an average effective interest rate as of June 30, 2013 of 4.08% per annum with an average of 9.5 years to maturity.

Variable Interest Rate Debt

As of June 30, 2013, excluding discontinued operations, we had approximately $77.7 million of variable rate mortgage debt, or approximately 38% of our outstanding debt. As of June 30, 2013, we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our variable rate mortgage debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively. Our total outstanding variable rate mortgage debt had an average effective interest rate as of June 30, 2013 of 4.60% per annum with an average of 2.44 years to maturity

ITEM 4. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Control

In connection with the audit of our financial statements as of and for the year ended December 31, 2012, we and our independent registered accounting firm concluded that a material weakness existed with the Company’s process of identifying, tracking, recording and communicating related party transactions. Additionally, after issuing interim financial statements as of and for the six and nine months ended June 30, 2012 and September 30, 2012, respectively, we identified the following two accounting errors: (1) expenses incurred in connection with the recapitalization on June 1, 2012 that should have been recorded as expense and included in our statement of operations for the six months ended June 30, 2012 were incorrectly recorded as a direct reduction to equity in those financial statements; and (2) certain capital expenditures occurring from January 1, 2012 through September 30, 2012 were inappropriately recorded as operating expenses but should have been capitalized. We have revised and restated our previously issued financial statements as of and for the six and nine months ended June 30, 2012 and September 30, 2012, respectively. In connection with our restatement of those statements, we and our independent public registered accounting firm concluded that an additional material weakness existed with the Company’s process of identifying, tracking and recording capital asset additions. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our senior management team has taken steps to remediate the causes of these material weaknesses by putting into place new accounting processes and control procedures, including the implementation of best-in-class multifamily property management, financial accounting and revenue management software systems. During 2012 and the first quarter of 2013, we added six experienced accounting and property management personnel in response to our identification of gaps in our skills base and expertise of our staff required to meet the financial reporting requirements of a public company. We also adopted related party transaction policies and procedures. In addition, we adopted a formal capitalization policy that we are following in order to prevent errors in our process of identifying, tracking and recording capital asset additions.

Management believes that the above material weaknesses have been remediated as of June 30, 2013. However, to continue to comply with the requirements of being a public company, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an emerging growth company. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

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

ITEM 1A. RISK FACTORS.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the final prospectus dated May 13, 2013 related to our public offering, which was filed with the SEC in accordance with Rule 424(b) of the Securities Act, on May 14, 2013, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the prospectus.

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

The net proceeds to us of the public offering were approximately $54.4 million after deducting underwriting discounts and commissions of $4.1 million and offering expenses of $4.0 million, prior to any exercise of the underwriters' Over-Allotment option.  We had previously paid offering expenses of $1.2 million.

The underwriters had until June 12, 2013 to purchase up to an additional 937,500 shares of common stock at the public offering price, less the underwriting discount, to cover over-allotments, if any.

On June 13, 2013, we sold 103,443 shares of our common stock in conjunction with the Over-Allotment for gross proceeds of approximately $1.03 million. The proceeds to us of the Over-Allotment were approximately $0.97 million, net of underwriting discounts and commissions.

We contributed the net proceeds of the offering to our Operating Partnership in exchange for common units and our Operating Partnership used approximately (i) $8.2 million of the net proceeds to repurchase equity interests in four of our subsidiaries from our joint venture partners; (ii) $26.7 million of the net proceeds to fund the acquisition of St. James at Goose Creek; (iii) $12.5 million of the net proceeds to fund the acquisition of Creekstone at RTP; (iv) $2.0 million of the net proceeds to fund earnest money and loan deposits; and (v) $1.3 million of the net proceeds to refinance the mortgage loan on our Pointe at Canyon Ridge property. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus dated May 13, 2013 and filed pursuant to Rule 424(b) of the Securities Act with the SEC.

All of the foregoing underwriting discounts, expenses and payments were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

After the above uses, approximately $4.6 million of the offering proceeds, including proceeds from the Over-Allotment, remained available for general corporate and working capital purposes, which may include future acquisitions, the repayment of indebtedness and the funding of capital improvements at our apartment communities.

Additionally, on May 16, 2013, we issued an aggregate of 21,000 shares of common stock to our six non-employee directors in lieu of the directors’ annual retainer for the year ending December 31, 2013. The shares were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. Each of our directors qualifies as an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

Trade Street Residential, Inc.
(registrant)

Date: August 13, 2013	By:	/s/ Michael Baumann
Michael Baumann, Chairman and Chief Executive Officer

Date: August 13, 2013	By:	/s/ Bert Lopez
Bert Lopez, Chief Financial Officer and Chief Operating Officer

Exhibit Index

Exhibit Number	Description

3.1	Articles of Restatement of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A filed on March 29, 2013)

3.2	Third Amended and Restated Bylaws of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A filed on January 24, 2013)

10.1	First Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated April 8, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.2	Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated April 8, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.3	First Amendment to Credit Agreement and Waiver by and among Trade Street Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated April 16, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.4	First Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated April 26, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.5	Second Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Miller Creek Residences, LLC, dated May 10, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.6	Second Amendment to Purchase and Sale Agreement between Trade Street Operating Partnership, LP and Talison Row Associates, LP, dated May 10, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.7	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Creekstone, LLC to The Fidelity Company for the benefit of New York Life Insurance Company, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 21, 2013)

10.8	Promissory Note by TS Creekstone, LLC to New York Life Insurance Company, dated May 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2013)

10.9	Multifamily Loan and Security Agreement (Non-Recourse) by and between Pointe at Canyon Ridge, LLC and CBRE Multifamily Capital, Inc., dated May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2013)

10.10	Second Amendment to Credit Agreement and Waiver by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated June 13, 2013 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.11+	Form of Stock Award Agreement for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on June 14, 2013)

10.12	Purchase and Sale Agreement for Stacy Road Partners, LLC by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, Morrow Investors, Inc. and the individual members of Stacy Road Partners, LLC dated June 6, 2013 (filed herewith)

10.13+	Stock Award Agreement dated May 16, 2013 between Trade Street Residential, Inc. and Michael Baumann (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith)

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

+	Denotes a management contract or compensatory plan or arrangement.

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited), (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013 and 2012 (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited) and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

