Form 10-Q
period 2013-09-30
Trade Street Residential, Inc.
filed 2013-11-12
CIK 1299901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, 11,468,665 shares of common stock, $0.01 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Real estate
Land and improvements	$58,448,721	$35,445,776
Buildings and improvements	272,446,492	133,638,280
Furniture, fixtures, and equipment	8,981,332	6,269,689
	339,876,545	175,353,745
Less accumulated depreciation	(11,977,890)	(6,862,007)
Net investment in operating properties	327,898,655	168,491,738

Land held for future development (including $1,497,353 and $0 of consolidated variable interest entity, respectively)	43,746,943	42,622,330
Operating properties held for sale	35,079,125	58,638,227
Net real estate assets	406,724,723	269,752,295

Other assets
Investment in unconsolidated joint venture	2,449,491	2,581,789
Cash and cash equivalents (including $147,897 and $0 of consolidated variable interest entity, respectively)	6,794,174	4,898,048
Restricted cash and lender reserves	3,948,187	2,796,338
Deferred financing costs, net	3,434,330	2,166,209
Intangible assets, net	2,693,277	1,692,114
Due from related parties	778,031	870,567
Prepaid expenses and other assets	4,918,609	4,881,458
Assets held for sale	1,256,834	2,270,906
	26,272,933	22,157,429

TOTAL ASSETS	$432,997,656	$291,909,724

LIABILITIES
Indebtedness	$253,755,806	$133,245,422
Accrued interest payable	727,437	385,402
Accounts payable and accrued expenses	4,620,565	4,379,802
Dividends payable	1,240,036	138,066
Due to related parties	119,569	202,167
Security deposits and deferred rent	1,074,678	523,956
Payable for the redemption of noncontrolling interest	-	3,757,500
Acquisition consideration payable in preferred stock	294,000	3,674,315
Liabilities related to assets held for sale	30,303,861	53,161,251
TOTAL LIABILITIES	292,135,952	199,467,881

Commitments & contingencies	-	-

REDEEMABLE PREFERRED STOCK AND UNITS
Class A preferred stock; $0.01 par value; 423,326 shares authorized, 273,326 shares issued and outstanding at December 31, 2012	-	26,802,814
Noncontrolling interest - Operating Partnership - Preferred B and C units	-	19,400,338

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423,326 shares authorized, 309,130 shares issued and outstanding at September 30, 2013	3,091	-
Common stock, $0.01 par value per share; 1,000,000,000 authorized; 11,468,665 and 4,717,345 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	114,687	47,174
Additional paid-in capital	163,783,248	73,560,482
Accumulated deficit	(42,326,926)	(37,959,620)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	121,574,100	35,648,036
Noncontrolling interests	19,287,604	10,590,655
TOTAL STOCKHOLDERS' EQUITY	140,861,704	46,238,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$432,997,656	$291,909,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUE:
Rental revenue	$7,168,343	$3,266,221	$17,864,619	$9,550,813
Other property revenues	858,851	310,507	1,884,575	934,446
TOTAL REVENUE	8,027,194	3,576,728	19,749,194	10,485,259

OPERATING EXPENSES:
Property operations	2,580,215	1,355,755	6,299,452	3,834,482
Real estate taxes and insurance	1,016,806	580,073	2,667,452	1,636,352
General and administrative	3,112,591	865,837	6,510,773	1,482,572
Depreciation and amortization	3,312,373	772,483	8,479,325	3,554,154
Asset impairment losses	-	-	613,120	-
Acquisition and recapitalization costs	472,390	-	916,076	1,851,459
TOTAL OPERATING EXPENSES	10,494,375	3,574,148	25,486,198	12,359,019

INCOME (LOSS) FROM OPERATIONS	(2,467,181)	2,580	(5,737,004)	(1,873,760)

OTHER INCOME (EXPENSE), NET:
Other income	26,374	19,198	69,933	247,969
Income (loss) from unconsolidated joint venture	(13,254)	2,043	41,674	41,277
Gain on bargain purchase	6,900,000	-	6,900,000	-
Interest expense	(2,210,066)	(1,202,170)	(6,110,105)	(2,509,116)
Amortization of deferred financing cost	(274,939)	(221,396)	(993,789)	(312,474)
Loss on extinguishment of debt	-	-	(1,145,657)	(537,938)

TOTAL OTHER INCOME (EXPENSE), NET	4,428,115	(1,402,325)	(1,237,944)	(3,070,282)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,960,934	(1,399,745)	(6,974,948)	(4,944,042)

DISCONTINUED OPERATIONS:
Loss on operations of rental property	(80,023)	(336,739)	(249,473)	(1,636,834)
Gain from sale of rental property	-	-	1,945,894	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(80,023)	(336,739)	1,696,421	(1,636,834)

NET INCOME (LOSS)	1,880,911	(1,736,484)	(5,278,527)	(6,580,876)
(Income) loss allocated to noncontrolling interest holders	(257,497)	381,668	911,221	1,169,980
Dividends declared and accreted on preferred stock and units	(233,753)	(160,920)	(706,531)	(214,561)
Dividends to restricted stockholders	(28,678)	-	(28,678)	-
Extinguishment of equity securities	-	-	11,715,683	-
Adjustments attributable to participating securities	(1,227)	-	(2,491,957)	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,359,756	$(1,515,736)	$4,121,211	$(5,625,457)

Earnings (loss) per common share - basic and diluted
Continuing operations	$0.13	$(0.32)	$0.31	$(2.39)
Discontinued operations	(0.01)	(0.09)	0.21	(0.98)
Net income (loss) attributable to common stockholders	$0.12	$(0.41)	$0.52	$(3.37)

Weighted average number of shares - basic and diluted	11,098,828	3,698,510	7,931,355	1,669,216

Dividends declared per common share	$0.0950	$-	$0.3375	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Trade Street Residential, Inc.
					Additional					Class A
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total	Temporary	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity	Equity	Shares

Equity balance, January 1, 2013	-	$-	4,717,345	$47,174	$73,560,482	$(37,959,620)	$10,590,655	$46,238,691	$46,203,152	273,326

Proceeds from sale of common stock, net	-	-	6,353,443	63,534	54,265,073	-	-	54,328,607	-	-

Distributions	-	-	-	-	-	-	(69,603)	(69,603)	-	-

Net loss	-	-	-	-	-	(4,367,306)	(911,221)	(5,278,527)	-	-

Dividends to stockholders	-	-	-	-	(3,831,272)	-	(541,008)	(4,372,280)	-	-

Shares issued for acquisition	35,804	358	-	-	3,317,957	-	-	3,318,315	-	-

Stock compensation	-	-	376,877	3,769	1,278,376	-	-	1,282,145	-	-

Shares issued to directors	-	-	21,000	210	157,290	-	-	157,500	-	-

Accretion of preferred stock and preferred units	-	-	-	-	(46,982)	-	-	(46,982)	46,982	-

Transfer of stock and units to permanent equity	273,326	2,733	-	-	26,850,056	-	19,397,345	46,250,134	(46,250,134)	(273,326)

Exchange of common OP for Class B contingent units	-	-	-	-	8,232,268	-	(8,232,268)	-	-	-

Noncontrolling interest in rental property sold	-	-	-	-	-	-	(946,296)	(946,296)	-	-

Equity balance, September 30, 2013	309,130	$3,091	11,468,665	$114,687	$163,783,248	$(42,326,926)	$19,287,604	$140,861,704	$-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(5,278,527)	$(6,580,876)
(Income) loss from discontinued operations	(1,696,421)	1,636,834
Loss from continuing operations	(6,974,948)	(4,944,042)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,479,325	3,554,154
Asset impairment losses	613,120	-
Loss on extinguishment of debt	1,145,657	537,938
Amortization of deferred loan costs	993,789	312,474
Non-cash stock compensation	1,439,645	-
Gain on bargain purchase	(6,900,000)	-
Income of unconsolidated joint venture	(41,674)	(41,277)
Accrued interest income - related party	(65,214)	(57,263)
Net changes in assets and liabilities:
Restricted cash and lender reserves	(1,151,849)	790,231
Prepaid expenses and other assets	(37,151)	(1,019,706)
Accounts payable and accrued expenses	402,257	1,844,111
Due to related parties	(82,598)	265,570
Security deposits and deferred rent	550,722	60,985
Net cash (used in) provided by operating activities - continuing operations	(1,628,919)	1,303,175
Net cash provided by operating activities - discontinued operations	701,743	1,722,295
Net cash (used in) provided by operating activities	(927,176)	3,025,470

Cash flows from investing activities:
Cash distributions received from unconsolidated joint venture	173,972	401,346
Proceeds from sale of real estate assets	-	844,500
Consolidation of variable interest entity	147,679	-
Purchase of business	(62,178,000)	-
Purchase of real estate loan	(1,450,000)	-
Purchase of real estate assets	(1,815,012)	(1,177,691)
Net cash (used in) provided by investing activities - continuing operations	(65,121,361)	68,155
Net cash provided by (used in) investing activities - discontinued operations	5,678,100	(432,129)
Net cash (used in) investing activities	(59,443,261)	(363,974)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	54,492,398	-
Borrowings under secured mortgage indebtedness	49,000,000	26,400,000
Borrowings under secured revolving credit facility	13,000,000	-
Payments under mortgage indebtedness	(39,811,617)	(27,505,902)
Payments of deferred loan costs	(2,393,531)	(1,285,343)
Payments for redemption of noncontrolling interests	(3,757,500)	-
Payments of prepayment for early extinguishment of debt	(1,014,036)	(269,479)
Distributions to stockholders and unitholders	(3,270,705)	-
Due to (from) related parties	157,753	(722,162)
Distributions to noncontrolling interest	-	(60,667)
Contributions from noncontrolling interest	-	74,022
Distributions to partners and members	-	(2,018,332)
Capital contributions from partners and members	-	2,531,338
Cash acquired from recapitalization	-	23,171
Recapitalization costs	-	(867,671)
Proceeds received from private placement	-	2,675,000
Net cash provided by (used in) financing activities - continuing operations	66,402,762	(1,026,025)
Net cash (used in) financing activities - discontinued operations	(4,136,199)	(722,139)
Net cash provided by (used in) financing activities	62,266,563	(1,748,164)

Net change in cash and cash equivalents	1,896,126	913,332
Cash and cash equivalents at beginning of period	4,898,048	646,122
Cash and cash equivalents at end of period	$6,794,174	$1,559,454

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest of
$145,000 and $262,000, respectively.	$5,768,070	$4,145,798

Non-Cash Investing & Financing Activities:
Dividends payable	$1,240,036	$-
Stock dividend to common stockholders	$-	$762,124
Transfer preferred shares/units to permanent equity	$46,250,134	$-
Note payable issued as consideration for purchase of business	$98,322,000	$-
Stock issued for consideration of business acquisition	$3,318,315	$-
Offering costs included in accounts payable	$164,291	$-
Transfer preferred shares/units to temporary equity	$-	$37,696,104
Reclassification of loan from real estate loans to land and improvements	$-	$11,000,000
Payable for the redemption of noncontrolling interest	$-	$7,657,500
Non cash distribution of accounts receivables to partners and members	$-	$645,114
Net assets acquired from recapitalization	$-	$266,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

(unaudited)

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Trade Street Residential, Inc. (the “Company” or “TSRE”) is the surviving legal entity of the reverse recapitalization transaction that occurred on June 1, 2012, as described below. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 reflect the combination of certain real estate entities and management operations that were contributed to the Company in a reverse recapitalization transaction (the “recapitalization”). The Company is comprised of certain subsidiaries of Trade Street Property Fund I, LP (“TSPFI”) and BCOM Real Estate Fund, LLC (“BREF”), as well as TS Manager, LLC, Trade Street Property Management, LLC and Trade Street Investment Adviser, LLLP (“TSIA”), which are referred to collectively herein as “Trade Street Company.” During all periods presented in the accompanying condensed consolidated financial statements prior to June 1, 2012, the entities comprising Trade Street Company were under common control with Trade Street Capital, LLC (“Trade Street Capital”), a real estate investment and management company ultimately owned and controlled by an individual.

The Company is engaged in the business of acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban markets of larger cities primarily in the southeastern United States and Texas.

As of September 30, 2013, the Company’s primary assets consisted of 17 operating apartment communities, of which 16 were wholly-owned and one was owned through an unconsolidated joint venture in which the Company has a 50% interest and four development properties. The Company’s revenues were primarily derived from rents received from residents in its apartment communities. Under the terms of the leases, the residents of the Company’s communities are obligated to reimburse the Company for certain utilities. These utility reimbursements are recorded as other property revenues in the condensed consolidated statements of operations. In 2012, prior to the recapitalization, the Company earned fees from serving as an adviser to affiliates and other third parties with respect to real estate assets. On June 1, 2012, the Company completed the recapitalization with Feldman Mall Properties, Inc. (“Feldman”), a Maryland corporation that qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes. Immediately prior to the recapitalization, Feldman held a single parcel of land having minimal value (which was sold shortly after the recapitalization) and conducted no operations. In the recapitalization, Feldman acquired certain contributed apartment assets in exchange for shares of common and preferred stock in Feldman and common and preferred units in Trade Street Operating Partnership, LP, a newly formed operating partnership (the “Operating Partnership” or “OP”) that, at the time of the recapitalization, was owned by Feldman and a wholly-owned subsidiary of Feldman. Immediately following consummation of the recapitalization, TSPFI and BREF collectively owned approximately 96% of the voting stock of Feldman. For accounting purposes, TSIA was deemed to be the acquirer in the recapitalization, although Feldman was the legal acquirer and surviving entity in the transaction. The transaction was accounted for as a reverse recapitalization, as it was a capital transaction in substance, rather than a business combination. As a reverse recapitalization, no goodwill was recorded. For accounting purposes, the legal acquiree is treated as the continuing reporting entity that acquired the legal acquirer. Consequently, the financial statements of the Company reflect the condensed consolidated financial statements of Trade Street Company prior to June 1, 2012 and thereafter also include Feldman. All assets and liabilities were recorded at their historical cost, except for land acquired from Feldman that, prior to the recapitalization, was recorded at its net realizable value. Concurrent with the recapitalization, Feldman changed its name to Trade Street Residential, Inc.

Following is a summary of transactions in connection with the recapitalization (after giving effect to the 1-for-150 reverse stock split that was effected on January 17, 2013, as discussed in Note J):

•	TSPFI and BREF contributed to the Operating Partnership all of their respective interests in 12 operating properties and an investment in a joint venture, a promissory note, and three development assets in exchange for an aggregate of 3,396,976 shares of common stock and 173,326 shares of Class A preferred stock. In addition, a joint venture partner in one of the operating properties contributed to the Operating Partnership all of its interest in such operating property in exchange for an aggregate of 52,868 shares of the Company’s common stock (see Note J).

•	Feldman issued to stockholders of record as of May 17, 2012, as a special distribution, warrants to purchase an aggregate of 139,215 shares of common stock, which warrants are exercisable for a period of two years following listing of the Company’s common stock on a national securities exchange at an exercise price of $21.60 per share, subject to adjustment for any other stock splits, stock distributions and other capital changes.

•	Feldman declared a special distribution payable to stockholders of record as of May 17, 2012, in an amount equal to $7.50 per share, payable on the earlier of (A) five business days after the date Feldman sold a parcel of land commonly known as the “Northgate Parcel” or (B) July 16, 2012. As the Northgate Parcel was not sold prior to July 16, 2012, the special distribution was paid in 42,340 shares of common stock on July 16, 2012.

•	Trade Street Capital and its owners contributed to the Operating Partnership all of their ownership interests in TSIA and TS Manager, LLC in exchange for (i) 546,132 common units of limited partnership interest in the Operating Partnership (“common units”), (ii) 98,304 Class B preferred units of limited partnership interest in the Operating Partnership (“Class B preferred units”), and (iii) 98,304 Class C preferred units of limited partnership interest in the Operating Partnership (“Class C preferred units”). The terms of the Class B preferred units and Class C preferred units were subsequently amended (see Note J).

•	Trade Street Capital contributed its property management company, Trade Street Property Management, LLC, to the Operating Partnership for no additional consideration.

•	Feldman issued 5,000 shares of common stock having a value of $90,000 to Brandywine Financial Services Corporation (“Brandywine”), which had been engaged as the third party manager of Feldman, as payment in full of a termination payment due upon termination of the management services agreement between Feldman and Brandywine.

TSPFI and BREF have other ownership interests that were not contributed to Trade Street Residential, Inc. in the recapitalization and, therefore, these financial statements are not intended to represent the condensed consolidated financial position or results of operations of TSPFI and BREF, but rather that of the Company.

On May 16, 2013, the Company closed a public offering of 6,250,000 shares of its common stock, $0.01 par value per share, at a public offering price of $10.00 per share. The shares began trading on the NASDAQ Global Market under the symbol “TSRE” on May 14, 2013. The Company received approximately $53.2 million in total net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses payable by the Company, prior to any exercise of the underwriters' over-allotment option. Deferred offering costs, which totaled approximately $5.1 million, were recorded against additional paid-in capital in the statement of stockholders’ equity.

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

Interim Financial Reporting: The Company has prepared these financial statements in accordance with GAAP for interim financial statements and the applicable rules and regulations of the SEC. Accordingly, these financial statements do not include all information and footnote disclosures required for annual financial statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2012, included in the final prospectus dated May 13, 2013 related to the Company’s public offering which was filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 14, 2013. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the full year.

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnership, TSIA, Trade Street Property Management, LLC, TS Manager, LLC, Millenia 700, LLC, TS Westmont, LLC, TS Vintage, LLC, TS Goose Creek, LLC, TS Creekstone, LLC, TS Talison Row, LLC, TS New Bern, LLC and subsidiaries of BREF and TSPFI that were contributed directly to Trade Street Residential, Inc. or the Operating Partnership in the recapitalization. Those subsidiaries include JLC/BUSF Associates, LLC, BSF-Lakeshore, LLC, BSF-Arbors River Oaks, LLC, BSF Hawthorne Fontaine, LLC, BSF Trails, LLC, Post Oak JV, LLC, Mercé Partners, LLC, Beckanna Partners, LLC, Fox Partners, LLC, River Oaks Partners, LLC, BREF-Maitland, LLC, BREF Venetian, LLC, BREF-Masters Cove, LLC and BREF/Midlothian, LLC. In 2012, certain properties were not wholly owned, resulting in noncontrolling interests. Income (loss) allocations, if any, to noncontrolling interests includes the pro rata share of such properties’ net real estate income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Unconsolidated joint ventures in which the Company does not have a controlling interest but exercises significant influence, are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses. As of September 30, 2013, the Company held a 50% interest in BSF/BR Augusta JV, LLC (the owner of The Estates at Perimeter operating property) which is accounted for under the equity method.

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

Acquisition of Real Estate Assets: The Company has accounted for acquisitions of its real estate assets, consisting of multifamily apartment communities and land held for future development, as business combinations in accordance with GAAP. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of each acquired real estate asset between land, buildings, building improvements, equipment, identifiable intangible assets and other assets and liabilities. The acquisition of a multifamily apartment community typically qualifies as a business combination.

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

Transaction costs related to the acquisition of a real estate asset, such as broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and are included in acquisition costs in the condensed consolidated statements of operations.

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

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying value of the property does not exceed the estimated net realizable value of the completed property. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Real estate taxes, construction costs, insurance, and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. During the nine months ended September 30, 2013 and 2012, interest costs of approximately $0.2 million and $0.3 million, respectively, were capitalized primarily related to the Estates at Maitland property. As of September 30, 2013 and December 31, 2012, approximately $2.3 million and $2.1 million, respectively, of capitalized interest is included in investment in real estate. Capitalized real estate taxes and interest costs are amortized over periods that are consistent with the constructed assets. If the Company determines the completion of development or redevelopment is no longer probable or that the carrying value would exceed net realizable value, it expenses all capitalized costs that are not recoverable.

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets to determine whether events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the recoverability of such carrying amounts by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date the Company compares the estimated fair value of its real estate investment to the carrying value, and records an impairment charge to the extent the fair value is less than the carrying amount and the decline in value is determined to be other than a temporary decline. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective. Approximately $0.6 million of impairment was recorded during the nine months ended September 30, 2013 to write down the carrying value of the Estates at Maitland. The Estates at Maitland is currently land held for future development. The impairment charge was based on a recent appraisal of the land that was determined to be the best indication of fair market value. Effective July 1, 2013, the Company began expensing interest and all other costs related to the Estates at Maitland property. No impairment was recorded in the nine months ended September 30, 2012.

Noncontrolling Interests: The Company, through wholly-owned subsidiaries, enters into operating agreements with third parties in conjunction with the acquisition of certain properties. The Company records these noncontrolling interests at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holders based on their economic ownership percentage. Noncontrolling interests also include common and contingent units in the Operating Partnership held by certain limited partners other than the Company. These noncontrolling interests are adjusted prospectively for their share of the consolidated net income and losses. The noncontrolling interests were presented outside of permanent equity in 2012 as settlement in shares was not within the Company’s control. In 2013, the noncontrolling interests are included in permanent equity. (See Note J).

Contributions, Distributions and Allocation of Income/Loss: The Company’s subsidiaries include limited liability companies and a limited partnership. Prior to June 1, 2012, the allocations of income and loss, and the provisions governing contributions to and distributions from these entities, were governed by their respective operating or partnership agreements, as applicable.

Intangible Assets: The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets (consisting of the value of in-place leases and a property tax abatement agreement) based on relative fair values. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.

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

During the nine months ended September 30, 2013, the Company acquired a property tax abatement agreement with a value of $1.0 million in conjunction with the purchase of a 100% equity interest in Fountains at New Bern Station, LLC which owned 100% of Fountains Southend (see Note D). The property tax abatement provides graduated tax relief for the next five years. Amortization of the tax abatement intangible asset will be recorded based on the actual tax saving in each of the next five years.

Amortization expense for intangible assets was approximately $3.3 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Intangible assets, net of amortization on the accompanying condensed consolidated balance sheets and the amortization of intangible assets are included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. See Note D for a detailed discussion of the property acquisitions completed during the three and nine months ended September 30, 2013. All remaining unamortized in-place leases will be fully amortized during the year ending December 31, 2014.

Fair Value of Financial Instruments: For financial assets and liabilities recorded at fair value on a recurring basis, fair value is the price the Company estimates it would receive in a sale of an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of market data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

Non-Recurring Fair Value Disclosures: Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets, which are recorded at fair value when they are impaired. The fair value methodologies used to measure long-lived assets are described above in “Impairment of Real Estate Assets.” The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy. The Estates at Maitland land held for future development was written down to its fair value of $10.0 million during the nine months ended September 30, 2013. No assets were measured at fair value on a non-recurring basis as of December 31, 2012.

Prepaid Expenses and Other Assets: As of September 30, 2013, prepaid expenses and other assets primarily included deposits made for future acquisitions of real estate assets in the amount of $3.3 million. As of December 31, 2012, prepaid expenses and other assets primarily consist of deferred offering costs in the amount of approximately $2.5 million as well as deposits made for future acquisitions of real estates in the amount of $1.8 million.

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

Reclassifications: Certain amounts in the condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Balances and amounts associated with properties disposed of or held for sale in 2013 in the consolidated balance sheets and statements of operations for the year ended December 31, 2012 have been reclassified to discontinued operations to conform to the current year presentation. See Note C for further explanation.

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

As further described in Note J, on January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock, which is reflected in the weighted average shares of common stock in the table below. Accordingly, all share amounts and related per share data, including the Company’s EPS data for the three and nine months ended September 30, 2012 below, have been retroactively adjusted to reflect the reverse stock split.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012 is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$1,880,911	$(1,736,484)	$(5,278,527)	$(6,580,876)
Income (loss) allocated to noncontrolling interest holders	(257,497)	381,668	911,221 (1)	1,169,980
Dividends declared and accreted on preferred stock and units	(233,753)	(160,920)	(706,531)	(214,561)
Dividends to restricted stockholders	(28,678)	-	(28,678)	-
Extinguishment of equity securities (Note J)	-	-	11,715,683	-
Adjustments attributable to participating securities	(1,227)	-	(2,491,957)	-
Net income (loss) attributable to common stockholders	$1,359,756	$(1,515,736)	$4,121,211	$(5,625,457)

Continuing operations	$1,439,779	$(1,178,997)	$2,424,790	$(3,988,623)
Discontinued operations	(80,023)	(336,739)	1,696,421	(1,636,834)
Net income (loss) attributable to common stockholders	$1,359,756	$(1,515,736)	$4,121,211	$(5,625,457)

Earnings per common share - basic and diluted
Continuing operations	$0.13	$(0.32)	$0.31	$(2.39)
Discontinued operations	(0.01)	(0.09)	0.21	(0.98)
Net income (loss) per share attributable to common stockholders	$0.12	$(0.41)	$0.52	$(3.37)

Weighted average number of shares - basic and diluted	11,098,828	3,698,510	7,931,355	1,669,216

(1) Net of $38,760 income allocated to discontinued operations in the first quarter of 2013.

NOTE C—DISCONTINUED OPERATIONS

The Company’s discontinued operations during the periods presented herein included (i) Fontaine Woods, a 263-unit apartment community located in Chattanooga, Tennessee (“Fontaine Woods”); (ii) Beckanna on Glenwood, a 254-unit apartment community located in Raleigh, North Carolina (“Beckanna”); (iii) Oak Reserve at Winter Park, a 142-unit apartment community located in Winter Park, Florida (“Oak Reserve”); (iv) Terrace at River Oaks, a 314-unit apartment community located in San Antonio, Texas (“River Oaks”); and (v) The Estates of Mill Creek, a 259-unit apartment community located in Buford, Georgia (“Mill Creek”). The Company accounts for properties as discontinued operations when all of the criteria of ASC 360-45-9 have been met. The results of operations and cash flows from discontinued operations are included in the Company’s condensed consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the results of operations, assets and liabilities and cash flows of the abovementioned properties have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

On July 19, 2013, the Company committed to a plan to actively market the Terrace at River Oaks. On September 30, 2013, we entered into a contract to sell Terrace at River Oaks. The contract is subject to customary due diligence conditions and the buyer’s assumption of the existing loan with closing expected to occur during the fourth quarter.

On June 12, 2013, the Company sold its 100% interest in Oak Reserve for $11.7 million. The decision to sell this property was made in January 2013. The sale resulted in a gain to the Company of approximately $0.5 million, which has been included in discontinued operations during the nine months ended September 30, 2013.

On March 1, 2013, the Company sold its 70% interest in Fontaine Woods to its joint venture partner for $10.5 million, including the assumption by the buyer of the Company’s 70% portion of a $9.1 million mortgage. The decision to sell this property was made in November 2012. The sale resulted in a gain to the Company of approximately $1.6 million, which has been included in discontinued operations during the nine months ended September 30, 2013.

In January 2013, the Company committed to a plan to actively market Beckanna. On September 10, 2013, the Company finalized a binding contract to sell The Beckanna on Glenwood. The contract is subject to the buyer’s assumption of the existing loan with closing expected to occur during the fourth quarter.

As a result of the purchase of Beckanna on October 31, 2011, the Company assumed a non-cancellable operating ground lease. The term of the lease is through March 23, 2055, with the option to extend the lease for five additional ten-year periods, from the expiration date of the initial term of the lease. The payments related to this operating lease are expensed on a straight-line basis and the lease expense is recorded in income (loss) on operations of rental property in discontinued operations in the condensed consolidated statement of operations. Also required is recognition of amortization of the unfavorable ground lease obligation over its respective term, for which amortization expense for the each of the three and nine months ended September 30, 2013 and 2012, in the amount of approximately $44,000 and $132,000, respectively, is included in the discontinued operations as a reduction of rent expense. Net rent expense incurred under this operating lease amounted to approximately $0.3 million and $0.9 million for each of the three and nine months ended September 30, 2013 and 2012, respectively, and has been included in discontinued operations.

The following is a summary of approximate future minimum rentals under the non-cancellable operating lease as well as future amortization of the unfavorable ground lease obligation as of September 30, 2013:

		Future
	Future Rentals	Amortization
2013	$198,000	$44,333
2014	792,000	177,334
2015	871,200	177,334
2016	871,200	177,334
2017	871,200	177,334
Thereafter	54,987,871	6,789,023
	$58,591,471	$7,542,692

On November 10, 2012, the Company sold the Mill Creek property for $27.5 million.  The sale resulted in a net gain of approximately $2.1 million, consisting of a gain of $2.2 million recorded in the fourth quarter of 2012 and $0.1 million reduction in the gain in during the nine months ended September 30, 2013.  The reduction in the gain resulted from a post-closing purchase price adjustment during the nine months ended September 30, 2013.

The following is a summary of results of operations of the properties classified as discontinued operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Rental and other property revenues	$1,325,455	$3,165,962	$5,115,263	$9,185,782
Property operating and other expenses	(1,171,238)	(1,850,709)	(3,474,746)	(5,306,554)
Depreciation and amortization	-	(775,347)	(440,115)	(3,229,292)
Operating income	154,217	539,906	1,200,402	649,936
Interest expense	(234,240)	(876,645)	(1,449,875)	(2,286,770)
Loss before gain from sale of rental property	(80,023)	(336,739)	(249,473)	(1,636,834)
Gain from sale of rental property	-	-	1,945,894	-
Income (loss) from discontinued operations	$(80,023)	$(336,739)	$1,696,421	$(1,636,834)

The following is a summary of the principal components of the Company’s assets and liabilities of discontinued operations:

	September 30, 2013	December 31, 2012
Operating properties held for sale	$35,079,125	$58,638,227
Other assets	1,256,834	2,270,906
Assets held for sale	$36,335,959	$60,909,133

Property indebtedness	$20,567,929	$39,481,392
Other liabilities	9,735,932	13,679,859
Liabilities related to assets held for sale	$30,303,861	$53,161,251

NOTE D—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES AND UNDEVELOPED LAND

During the nine months ended September 30, 2013, the Company completed five acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2013 Acquisitions:

Fountains Southend - On September 24, 2013, the Company acquired a 100% equity interest in Fountains at New Bern Station, LLC which owned 100% of Fountains Southend (f/k/a Fountains at New Bern), a 208-unit apartment community located in Charlotte, North Carolina. The purchase price of $34.0 million was funded by net proceeds of a new mortgage loan of $30.0 million and cash of $4.0 million. In conjunction with the acquisition of Fountains Southend, the Company recorded a gain on bargain purchase in the amount of $6.9 million which has been included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The Company placed the property under contract for a purchase price of $34.0 million in December 2012 while the property was early in its construction period. As a result of the strong leasing market in Charlotte, North Carolina and the compression in multi-family capitalization rates during the construction and lease-up, the property appraised for $40.9 million as of the time of purchase. The gain represents the difference between the fair value of net assets acquired of $40.9 million and the fair value of the consideration paid of $34.0 million. The Company performed a reassessment and verified that all assets acquired and liabilities assumed were properly identified. From the date of acquisition through September 30, 2013, Fountains Southend generated revenue of approximately $0.1 million and a net loss of approximately $0.1 million, excluding the gain on bargain purchase.

Talison Row - On August 26, 2013, the Company acquired Talison Row, a 274-unit apartment community located in Charleston, South Carolina. The purchase price of $48.1 million was funded by net proceeds of a new mortgage loan of approximately $33.6 million and cash of approximately $14.5 million. From the date of acquisition through September 30, 2013, Talison Row generated revenue of approximately $0.4 million and a net loss of approximately $0.5 million.

Creekstone at RTP - On May 17, 2013, the Company acquired Creekstone at RTP, (f/k/a/ Woodfield Creekstone), a 256-unit apartment community located in Durham, North Carolina. The purchase price of $35.8 million was funded by net proceeds of a new mortgage loan of $23.3 million and cash of $12.5 million from proceeds of the Company's initial public offering of its common stock. From the date of acquisition through September 30, 2013, Creekstone at RTP generated revenue of approximately $1.1 million and a net loss of approximately $0.6 million.

St. James at Goose Creek - On May 16, 2013, the Company acquired St. James at Goose Creek, (f/k/a/ Woodfield St. James), a 244-unit apartment community located in Goose Creek, South Carolina, a suburb of Charleston, for $27.4 million. The purchase was funded with proceeds from the Company’s initial public offering of its common stock. After the acquisition, the Company obtained mortgage financing for $19.0 million secured by the property. From the date of acquisition through September 30, 2013, St. James at Goose Creek generated revenue of approximately $1.1 million and a net loss of approximately $0.4 million.

Vintage at Madison Crossing - On March 4, 2013, the Company acquired Vintage at Madison Crossing, a 178-unit apartment community located in Huntsville, Alabama (“Vintage”). The purchase price of $15.3 million was funded by net proceeds of a new mortgage loan e of $11.4 million plus cash of $3.8 million. From the date of acquisition through September 30, 2013, Vintage generated revenue of approximately $1.0 million and a net loss of approximately $0.8 million.

The following table shows the fair values of Vintage, St. James at Goose Creek, Creekstone at RTP, Talison Row and Fountains Southend:

		St. James	Creekstone		Fountains
	Vintage	Goose Creek	at RTP	Talison Row	Southend	Total
Fair Value of Net Assets Acquired	$15,250,000	$27,400,000	$35,800,000	$48,050,000	$40,900,000	$167,400,000
Purchase Price	$15,250,000	$27,400,000	$35,800,000	$48,050,000	$34,000,000	$160,500,000
Net Assets Acquired/Purchase Price Allocated:
Land	$1,139,691	$3,003,475	$2,969,485	$4,018,372	$6,263,225	$17,394,248
Site Improvements	943,442	1,033,074	1,024,077	1,160,952	1,379,691	5,541,236
Building	12,436,739	22,255,193	30,823,316	41,294,163	30,739,425	137,548,836
Furniture, fixtures and equipment	310,825	440,510	301,982	803,675	730,710	2,587,702
Intangible assets - in place leases	419,303	667,748	681,140	772,838	771,880	3,312,909
Intangible assets - property tax abatement	-	-	-	-	1,015,069	1,015,069
Total	$15,250,000	$27,400,000	$35,800,000	$48,050,000	$40,900,000	$167,400,000

Transaction Costs:

Transaction costs in the aggregate amount of $0.9 million related to the acquisitions of Vintage, St. James at Goose Creek, Creekstone at RTP, Talison Row and Fountains Southend were expensed as incurred during the nine months ended September 30, 2013.

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

Cash	$147,679
Land	$1,452,321

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

Pro Forma Financial Information:

The revenues and results of operations of the acquired properties are included in the condensed consolidated financial statements starting at the date of acquisition for each respective real estate asset. The following unaudited condensed consolidated pro forma information for the three and nine months ended September 30, 2013 and 2012 is presented as if the Company had acquired Vintage, St. James at Goose Creek and Creekstone at RTP, Talison Row and Fountains Southend on January 1, 2012. The information for the three and nine months ended September 30, 2012 also includes pro forma results for Westmont Commons and Millenia, which were acquired on December 12, 2012 and December 3, 2012, respectively, as if they occurred at January 1, 2012.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Unaudited pro forma financial information:
Pro forma revenue	$8,797,751	$5,814,016	$23,242,781	$16,139,598
Pro forma income (loss) from continuing operations	$371,168	$(3,287,570)	$(9,258,414)	$(8,858,362)

NOTE E—INDEBTEDNESS

As of September 30, 2013 and December 31, 2012, the Company had total indebtedness of approximately $253.8 million and $133.2 million, respectively. Borrowings were made through individual property mortgages as well as the Company’s secured revolving credit facility.

The following debt activity occurred during the nine months ended September 30, 2013:

Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million senior secured revolving credit facility for which BMO Harris Bank N.A. is serving as sole lead arranger and administrative agent. The Company has guaranteed the obligations of the Operating Partnership as the borrower under the credit facility. The credit facility has a term of three years and allows for borrowings of up to $14.0 million, with an accordion feature that allows the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property is currently the only property included in the borrowing base. The Operating Partnership used borrowings of $10.5 million drawn on the credit facility to repay in full a mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million has been included in loss of extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Operating Partnership drew down an additional $2.5 million under the credit facility, which was used for general corporate purposes. As of September 30, 2013, the Operating Partnership had outstanding borrowings of approximately $13.0 million and approximately $0.5 million available under the credit facility, based on the most recent borrowing base computation. The credit facility bears interest, at the Operating Partnership’s option, either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depending on the Company’s leverage ratio. As of September 30, 2013, the weighted average interest rate was 3.51%. In addition, the Operating Partnership pays a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of September 30, 2013, the commitment fee was 0.25%.

As of September 30, 2013, the revolving credit facility contained the following financial covenants:

•	Maximum total indebtedness to total asset value ratio of 70%;
•	Minimum adjusted EBITDA to fixed charges ratio of 1.15;
•	Tangible net worth minimum $26,954,678;
•	Investments in joint ventures less than 15% of total asset value;
•	Investments in assets under development less than 15% of total asset value;
•	Investments in mortgage loans, mezzanine loans and notes receivable less than 5% of total asset value;
•	Investments in land assets less than 17.5% of total asset value; and

•	Total investments less than 30% of total asset value.
•	Restrictions on cash distributions to stockholders and unitholders as specified in the agreement.

The Company was in compliance with these financial covenants or obtained a waiver of compliance at September 30, 2013.

Fountains Southend

On September 24, 2013, in conjunction with the acquisition of Fountains Southend (see Note D above) the Company, through a subsidiary, entered into an interim mortgage note payable in the amount of $30.0 million, which bears interest at 1-month LIBOR plus 4.75%, with a floor of 5.75% and requires monthly payments of interest only. The loan matures on March 24, 2014 and requires the payment of a $0.2 million exit fee at maturity. The Company has the option to extend the loan for an additional three months subject to certain terms and conditions. The mortgage note is secured by the Fountains Southend property.

Estates at Millenia

On September 3, 2013, the Company, through a subsidiary, extended the maturity of the existing $35.0 million mortgage loan on the Estates at Millenia to June 3, 2014 in exchange for the payment of a fee of approximately $0.2 million. The loan may be extended for an additional six months subject to a 0.5% fee and other conditions, with which the Company expects to comply. The mortgage note is secured by the Estates at Millenia property.

Talison Row

On August 26, 2013, in conjunction with the acquisition of Talison Row (see Note D above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $33.6 million, which bears a fixed rate of 4.06% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter until maturity on September 10, 2023. The mortgage note is secured by the Talison Row property.

St. James at Goose Creek

On June 20, 2013, the Company, through a subsidiary, entered into a mortgage note payable in the amount of $19.0 million, which bears a fixed rate of 3.75% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest payments thereafter until maturity on June 1, 2025. The mortgage note is secured by the St. James at Goose Creek property.

The Pointe at Canyon Ridge

On May 31, 2013, the Company refinanced the mortgage for The Pointe at Canyon Ridge property with a mortgage note payable in the principal amount of $25.8 million. The loan bears interest at a fixed rate of 4.10% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest payments thereafter until maturity on June 1, 2025. The mortgage note is secured by the Pointe at Canyon Ridge property. In connection with the refinancing of the mortgage indebtedness, the Company incurred a prepayment penalty of $0.3 million, which has been included in loss of extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2013.

Creekstone at RTP

On May 17, 2013, in conjunction with the acquisition of Creekstone at RTP (see Note D above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $23.3 million, which bears interest at a fixed rate of 3.88% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest payments thereafter until maturity on June 10, 2023. The mortgage note is secured by the Creekstone at RTP property.

The Estates at Maitland

On April 25, 2013, the Company, through a subsidiary, refinanced the Estates at Maitland property with a mortgage note payable in the principal amount of $4.2 million. The loan has a term of one year and provides a variable rate of prime rate plus 3.50% and requires monthly payments of interest only for the term of the loan. As of September 30, 2013, the interest rate was 6.75%. In connection with the refinancing of the mortgage indebtedness, $0.1 million of deferred financing costs (net of accumulated amortization) were written off and have been included in loss of extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2013.

Vintage at Madison Crossing

On March 4, 2013, in conjunction with the acquisition of Vintage (see Note D above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $11.4 million which bears interest at a fixed rate of 4.19% with monthly payments of interest only for the initial 12 months and monthly payments of principal and interest thereafter until maturity on April 1, 2023. The mortgage note is secured by the Vintage property.

The following table summarizes certain information as of September 30, 2013, with respect to the Company’s indebtedness:

			Remaining
	Outstanding		Term in
Property	Balance	Interest Rate	Years
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	$6,763,337	4.48%	4.25
The Trails of Signal Mountain	8,288,723	4.92%	4.67
Westmont Commons	17,920,000	3.84%	9.25
Vintage at Madison Crossing	11,437,000	4.19%	9.50
The Pointe at Canyon Ridge	25,800,000	4.10%	11.67
St. James at Goose Creek	19,000,000	3.75%	9.75
Creekstone at RTP	23,250,000	3.88%	9.69
Talison Row	33,635,000	4.06%	9.92
Total fixed rate secured indebtedness	146,094,060	4.05%	9.50

Variable Rate Secured Indebtedness
Revolving Credit Facility	13,000,000	3.52%	2.33
Mercé Apartments	5,475,000	3.13%	5.09
Park at Fox Trails	14,768,713	3.12%	5.25
Post Oak	5,268,033	3.38%	4.84
Estates at Millenia	34,950,000	5.75%	0.68
Fountains Southend	30,000,000	5.75%	0.48
The Estates at Maitland	4,200,000	6.75%	0.57
Total variable rate secured indebtedness	107,661,746	4.91%	1.87
Total outstanding indebtedness	$253,755,806	4.41%	6.26

The scheduled maturities of outstanding indebtedness as of September 30, 2013 are as follows:

Year	Amount Maturing
Remainder of 2013	$165,703
2014	70,026,131
2015	1,664,553
2016	15,850,475
2017	3,278,397
Thereafter	162,770,547
$253,755,806

The weighted average interest rate on the indebtedness balance outstanding at September 30, 2013 and December 31, 2012 was 4.41% and 4.87%, respectively.

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owns 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owns 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter. The Estates at Perimeter is a 240-unit apartment community located in Augusta, Georgia. The Company, through its subsidiary, acquired its interest in the JV in September 2010 for $3.8 million. The carrying value of this investment was $2.5 million and $2.6 million as of September 30, 2013 and December 31, 2012, respectively. The following is the condensed consolidated financial information of this unconsolidated joint venture as of the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Rental Revenue	$691,948	$701,889	$2,071,901	$2,094,698
Net income (loss)	$(26,507)	$4,085	$83,348	$82,554
Company share of income from unconsolidated joint venture activities	$(13,254)	$2,043	$41,674	$41,277

The JV follows GAAP and its accounting policies are similar to those of the Company. The Company shares in profits and losses of the JV in accordance with the JV’s operating agreement. The Company received cash distributions for the nine months ended September 30, 2013 and 2012 of $0.2 million and $0.4 million, respectively. No contributions were made during the nine months ended September 30, 2013.

NOTE G—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of September 30, 2013 and December 31, 2012 is comprised primarily of a $0.6 million promissory note that the Company acquired from BREF. The note was payable to BREF from TSPFI. The note was originated to partially fund the purchase of a property by TSPFI. On June 1, 2012, in connection with the recapitalization, this receivable was contributed to the Company. The note bears interest at 12% per annum and is due on demand. Accrued interest as of September 30, 2013 and December 31, 2012 was approximately $0.1 million, respectively. The Company expects payment will be received from TSPFI during 2014. Other receivables from related parties are comprised of various non-interest bearing amounts due from related entities. Due to related parties as of September 30, 2013 and December 31, 2012 includes various non-interest bearing amounts payable to related entities.

Advisory Fees from Related Party: Fees of approximately $0.2 million are included in other income in the accompanying statements of operations for the nine months ended September 30, 2012. The fees were earned from entities previously owned by BREF and TSPFI that were not contributed to the Company in the recapitalization. No advisory fees were earned in the three and nine months ended September 30, 2013.

Support Services: During the periods presented through May 31, 2012, an entity under common control provided the Company with certain general and administrative support services, for which the entity under common control allocated costs of approximately $0.2 million for five months ended May 31, 2012. Effective June 1, 2012, all general and administrative costs are incurred directly by the Company, which costs totaled $0.8 million and $1.1 million for the three and nine months ended September 30, 2012, respectively. During the periods presented through September 30, 2013, the Company incurred directly $3.0 million and $6.1 million for the three and nine months ended September 30, 2013, respectively. If the Company had paid these expenses directly prior to June 1, 2012, the Company’s historical results of operations may have been materially different. As a result, the accompanying historical statements of operations may not necessarily be indicative of operations for future periods.

Legal Fees: During the nine months ended September 30, 2013 and 2012, the Company incurred legal fees totaling approximately $0.1 million and $0.5 million, respectively, with a law firm of which a former member of the Company’s board of directors is the managing stockholder. Fees with the law firm of $0.1 million and $0.4 million are included in accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012, respectively, in the accompanying balance sheets. Effective December 17, 2012, this individual no longer serves as a member of the Company’s board of directors.

NOTE H—COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company. As of September 30, 2013, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have, or properties that the Company acquires in the future will have, asbestos or other environmental related liabilities.

Property Management Agreements: Prior to the recapitalization on June 1, 2012, the Company was externally managed and was a party to property management agreements with third parties with respect to the management of certain of the Company’s properties. The agreements provided for monthly management fees that ranged from 3.0% to 4.0% of gross monthly collections of rent. The Company paid total property management fees of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and such amounts are included in property operating expenses in the accompanying condensed consolidated statements of operations. There were no property management agreements or fees paid during the three and nine months ended September 30, 2013.

Operating Lease: The Company leases office space for the Company’s headquarters in Aventura, Florida through June 2014 for a total of approximately $0.2 million annually, including expenses. Rent expense included in the accompanying statement of operations was approximately $57,000 and $21,000 for the three months ended September 30, 2013 and 2012, respectively. The corresponding amounts for the nine months ended September 30, 2013 and 2012 were $168,000 and $63,000, respectively.

The following is a summary of approximate future minimum rentals under the non-cancellable operating lease as of September 30, 2013:

Period	Future Minimum Rents
Remainder of 2013	48,482
2014	80,809

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

Other Contingencies: In the ordinary course of the Company’s business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. Upon expiration of any applicable due diligence period, the Company is generally at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits the Company has paid in connection with the contract, and is generally obligated to sell under a real property sales contract. As of September 30, 2013, the Company had earnest money deposits of approximately $3.3 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $3.0 million was non-refundable. As of December 31, 2012, the Company had earnest money deposits of approximately $1.8 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $1.5 million was non-refundable.

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

The Company has provided for non-income based state and local taxes in the condensed consolidated statement of operations for the nine months ended September 30, 2013. Prior to June 1, 2012, the Company operated solely through partnerships that were flow through entities and were not subject to federal income taxes at the entity level. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

For certain entities that are part of the Company, tax returns are open for examination by federal and state tax jurisdictions for the years 2010 through 2012. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date upon final determination by the respective taxing authorities. No such examination is presently in progress.

NOTE J—STOCKHOLDERS’ EQUITY

The following table presents certain information regarding the Company’s issued and outstanding preferred stock, preferred OP units and Class B contingent units as of September 30, 2013 and December 31, 2012:

	Optional		Outstanding	Outstanding
	Redemption	Annual	as of September 30,	as of December 31,
	Date	Dividend	2013	2012
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 309,130 and 273,326 shares outstanding at September 30, 2013 and December 31, 2012, respectively	7 years from date of issuance	(1)	$26,546,123	$26,802,814

Class B Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 and 98,304 units outstanding at September 30, 2013 and December 31, 2012, respectively	June 2014	(2)	$-	$9,683,089

Class C Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 and 98,304 units outstanding at September 30, 2013 and December 31, 2012, respectively	June 2015	(2)	$-	$9,717,249

Class B Contingent Units, 210,915 and 0 units outstanding at September 30, 2013 and December 31, 2012, respectively	-	(3)	$19,287,604	$-

(1)	Cumulative annual cash dividend at the rate of 1% of the liquidation preference, which increases by 1% on each of the third and fourth anniversaries after issuance.
(2)	Cumulative annual cash distribution equal to 1.5% of the liquidation preference per share, payable quarterly, if declared.
(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 5.0% per annum of the stated value per Class B contingent unit ($1.25 per quarter) thereafter.

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

On January 14, 2013, the terms of the Class A preferred stock were amended to provide that in calculating the number of shares of common stock to be issued upon conversion of shares of Class A preferred stock, the average market price of the Company’s common stock in the conversion calculation would not be less than $9.00 per share. As amended, shares of the Class A preferred stock are convertible into shares of the Company’s common stock at such time as the last of the properties contributed to the Company to be developed and opened for occupancy has attained 90% physical occupancy or has previously been disposed of by the Company. The shares are convertible at a conversion rate equal to the liquidation preference (as adjusted for certain decreases in value, in any, below June 1, 2012 levels) divided by the average market price of the Company’s common stock for the 20 trading days immediately preceding conversion, subject to a minimum price of $9.00 per share, subject to adjustments for any subsequent stock split, combination or exchange of the common stock after the date of issuance of the Class A preferred stock. The addition of the minimum conversion price of $9.00 per share and other changes in terms related to the Class A preferred stock was accounted for as an extinguishment that resulted in an increase of $3.5 million in net income attributable to common stockholders presented for the nine months ended September 30, 2013 in the accompanying condensed consolidated statement of operations.

On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment community located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership on December 3, 2012. Consideration for the purchase included 100,000 shares of Class A preferred stock, plus an additional 35,804 shares of Class A preferred stock issued on March 14, 2013, for which a liability of $3.3 million was included in acquisition consideration payable in preferred stock as of December 31, 2012 in the accompanying condensed consolidated balance sheet. The issued shares were not registered under the Securities Act, and are, therefore, subject to certain restrictions on transfer. Upon receipt of the final certificate of occupancy for the development property, the Company shall issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property, for which a liability for the contingent consideration of $0.3 million has been recorded in the accompanying consolidated condensed balance sheet as of September 30, 2013.

The Class A preferred stock is redeemable, at the Company’s option, on or after the 7th anniversary of issuance. No shares of Class A preferred stock have been converted or redeemed as of September 30, 2013.

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

The exchange of the common units for additional Class B contingent units on March 26, 2013 was accounted for as an extinguishment that reduced noncontrolling interest in the accompanying condensed consolidated balance sheet by approximately $8.2 million, that resulted in an increase of $8.2 million in net income attributable to common stockholders presented for the nine months ended September 30, 2013 in the accompanying condensed consolidated statement of operations.

There were no dividends in arrears as of September 30, 2013.

Reverse Stock Split

On January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per share data included in these consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented. Prior to the reverse stock split, the redemption of shares of the Class A preferred stock and the preferred units was not solely within the Company’s control since there were not sufficient shares of common stock available to cover all equity instruments potentially convertible into common stock, and accordingly, the Company classified the shares of common stock and common units as temporary equity in the consolidated balance sheet as of December 31, 2012. As a result of the amendment to the terms of the Class A preferred stock and Class B contingent units to provide for a minimum share price of $9.00 for purposes of the conversion of shares of Class A preferred stock into common stock and Class B contingent units into common units, as well as the reverse stock split, there are sufficient available shares of the Company’s common stock to cover all equity instruments potentially convertible into common stock and, accordingly, $26.8 million for Class A preferred stock and $19.4 million for the Class B and Class C preferred units are included in to permanent equity in the condensed consolidated balance sheet as of September 30, 2013.

Redemption of Noncontrolling Interests

On June 1, 2012, four of the Company’s property owning subsidiaries entered into an agreement with the noncontrolling interest holder of each such subsidiary for the purchase of the noncontrolling interest for total consideration of approximately $7.7 million. Approximately $5.1 million of the consideration was payable on September 15, 2012 and the remaining $2.6 million was payable on December 31, 2012. The agreement specified that late payments were subject to interest at monthly rates ranging from 1.5% to 2.5% of the unpaid amount until paid in full. The total payable as of December 31, 2012 was $7.7 million, of which $3.8 million was recorded as payable for the redemption of noncontrolling interest and $3.9 million was included in liabilities of discontinued operations in the accompanying December 31, 2012 condensed consolidated balance sheet. On May 17, 2013, the balance including accrued interest was paid in full. Upon payment in full of the outstanding amounts, the noncontrolling interests were canceled.

Dividends Declared

On August 29, 2013, the Company’s board of directors authorized and the Company declared a dividend for the third quarter of 2013 of $0.095, payable on October 11, 2013 to holders of record of common stock on September 30, 2013 for a total of approximately $1.1 million. On April 22, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the second quarter of 2013 of $0.1575 per share, payable on July 12, 2013 to holders of record of common stock on June 14, 2013 for a total of approximately $1.8 million. On April 15, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the first quarter of 2013 of $0.0855 per share, payable on May 31, 2013 to holders of record of common stock on April 25, 2013 for a total of approximately $0.4 million. On January 25, 2013, the Company’s board of directors authorized, and the Company declared, a dividend for the fourth quarter of 2012 in the amount of $0.0855 per share, payable to holders of record of common stock and common units as of February 5, 2013 and payable on March 15, 2013, for a total of approximately $0.5 million. In addition, in connection with each dividend, the Company declared that all cumulative unpaid dividends on Class A preferred stock through each declaration date for an aggregate amount of approximately $0.3 million be set aside for payment, as required by the terms of the Class A preferred stock in the Company’s charter, of which approximately $0.1 million remained payable as of September 30, 2013.

Dividends declared and not yet paid as of September 30, 2013 are included in dividends payable in the amount of $1.2 million in the accompanying consolidated balance sheets.

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

On May 16, 2013, the Company’s board of directors approved the grant of an aggregate of 301,877 shares of restricted common stock to certain officers and employees of the Company under the Equity Incentive Plan. The shares of restricted common stock are entitled to receive any dividends paid on the Company’s common stock. The shares of restricted common stock will vest in equal installments on each of the first four anniversaries of the date of grant. Total compensation expense of $2.8 million is being recorded over the vesting period. On September 20, 2013, 58,866 shares granted to a former executive officer on May 16, 2013 and included in the $2.8 million were vested as a result of his termination and therefore this was treated as a modification of share based awards and an additional cost of $0.5 million was included in compensation cost for the third quarter of 2013. In addition, on September 30, 2013, 75,000 fully vested shares of common stock were granted to an executive officer and the related grant date fair value of $0.5 million was included in compensation cost for the third quarter of 2013.

Unrecognized compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $1.2 million and $0 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 there was $2.1 million of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a period of 3.75 years. There were no shares of restricted stock vested during the nine months ended September 30, 2012. A summary of the activity related to the Company’s Equity Incentive Plan for the nine months ended September 30, 2013 is as follows:

	Nine months ended
	September 30, 2013
		Weighted
		Average
	Shares	Grant price
Unvested shares, at January 1, 2013	-	$-
Granted	376,877	9.23
Vested	(133,866)	8.21
Unvested shares, as of September 30, 2013	243,011	9.80

Additionally, on May 16, 2013, the Company issued an aggregate of 21,000 fully vested shares of common stock to the Company’s non-employee directors in lieu of the directors’ annual retainer for the year ending December 31, 2013. A non-cash expense of $157,500 was recorded in the nine months ended September 30, 2013. As of September 30, 2013, there was $52,500 of unrecognized compensation cost related to these shares. The balance of the compensation cost will be recorded in the fourth quarter of 2013.

NOTE L—SUBSEQUENT EVENTS

Credit Line Modification

On November 4, 2013, the Company modified the terms of its Secured Revolving Credit Facility principally to clarify the methodology and factors used to calculate the amount available under the facility and to extend the current maximum total indebtedness ratio and fixed charges coverage ratio covenants through December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”), and Trade Street Operating Partnership, L.P. (“TSOP”).  A wholly owned subsidiary of TSRE, (Trade Street OP GP, LLC)’ is the sole general partner of TSOP. As of September 30, 2013, TSRE owned an 86.4% limited partner interest in TSOP. TSRE conducts all of its business and owns all of its properties through TSOP and TSOP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and TSOP together, as well as TSOP’s subsidiaries, except where the context otherwise requires.

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

OVERVIEW

Our Company

We are a full service, vertically integrated, self-administered and self-managed real estate investment trust (“REIT”), focused on acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas. We currently have 110 employees who provide property management, maintenance, landscaping, administrative and accounting services for the properties we own. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004.

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

We recognize that economic conditions could deteriorate and that the current economic recovery may not be sustainable. However, with the growth in multi-family supply expected to be below historical averages for the next few years and with employment in our markets steady or increasing, we do not anticipate any significant slowdown in the multi-family sector.

In addition, we believe that attractive acquisition opportunities that meet our investment profile remain available in the market. We believe our expected access to capital and the accordion feature in our revolving credit facility along with our extensive industry relationships and management’s expertise, will allow us to compete successfully for such acquisitions and enable us to continue to make accretive acquisitions.

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

Our Portfolio

As of September 30, 2013, our portfolio consisted of 17 operating properties, of which 16 were wholly-owned and one was owned through an unconsolidated joint venture in which the Company has a 50% interest, consisting of 4,024 an aggregate of apartment units, as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)
The Pointe at Canyon Ridge	Sandy Springs, GA	1986/2007	09/18/08	494	920	96.4%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	94.1%
The Estates at Perimeter (3)	Augusta, GA	2007	09/01/10	240	1,109	93.9%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	96.6%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	97.4%
Post Oak	Louisville, KY	1982/2005	07/28/11	126	881	96.4%
The Beckanna on Glenwood (4)	Raleigh, NC	1963/2006	10/31/11	255	729	91.8%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	97.8%
Park at Fox Trails	Plano, TX	1981	12/06/11	286	960	97.2%
Terrace at River Oaks (5)	San Antonio, TX	PI: 1982 PII: 1983	12/21/11	314	1,015	90.5%
Estates at Millenia	Orlando, FL	2012	12/03/12	297	952	94.1%
Westmont Commons	Asheville, NC	2003&2008	12/12/12	252	1,009	97.4%
Vintage at Madison Crossing	Huntsville, AL	2002	03/04/13	178	1,047	96.6%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	97.4%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	97.7%
Talison Row (6)	Charleston, SC	2013	08/26/13	274	989	-
Fountains at South End (6)	Charlotte, NC	2013	09/24/13	208	844	-

Total / Weighted Average				4,024	975	95.5%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy represents the average for the three months ended September 30, 2013 of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	We own a 50% interest in this apartment community through an unconsolidated joint venture.
(4)	We have entered into a binding contract for the disposal of this property, which is expected to close during the fourth quarter. While we do have a binding contract to dispose of this property, the closing is subject to certain conditions and as such we can provide no assurance that we will be able to do so.
(5)	We have entered into a definitive agreement for the disposal of this property, which is expected to close during the fourth quarter. While we do have a definitive agreement to dispose of this property, the closing is subject to certain conditions and as such we can provide no assurance that we will be able to do so.
(6)	We acquired these apartment communities during the third quarter of 2013, and as such, average physical occupancy has been excluded from this table.

As of September 30, 2013, the weighted average monthly rent per unit and monthly effective rent per occupied unit for our operating properties was $861 and $851, respectively. Average rental rates are the Company’s market rents after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt for the three months ended September 30, 2013. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month in the three months ended September 30, 2013 divided by the total number of occupied units each month in the period. Discounts include concessions, discounted employee units and model units.

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

SUMMARY OF RESULTS OF OPERATIONS

The following discussion of results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the Condensed Consolidated Statements of Operations of the Company and the related notes thereto included in Item 1 of this Form 10-Q.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2012 through September 30, 2013. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three and nine months ended September 30, 2013 and 2012, the same store properties included properties owned since January 1, 2012, excluding our land held for future development and properties included in discontinued operations (see below). No properties owned since January 1, 2012 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2012 were excluded from the same store portfolio.

For the three months ended September 30, 2013, the Company reported net income to common stockholders of $1.36 million, compared with a net loss to common stockholders of $1.52 million for the comparable prior year period. For the nine months ended September 30, 2013, the Company reported net income to common stockholders of $4.12 million, compared with a net loss to common stockholders of $5.63 million for the comparable prior year period.

The principal factors that impacted our results from continuing operations for the three months ended September 30, 2013 included:

•	A 5.8% increase in same-store revenues coupled with a 3.9% decrease in same store expenses
•	The inclusion in operating income of Talison Row and Fountains Southend together with the bargain purchase gain recorded on the acquisition of Fountains Southend (see further discussion below).

•	Increased stock compensation expense as a result of the award of shares to an executive officer and the vesting of shares related to the resignation of an executive officer.

In addition to the factors described above, the principal factors that impacted our results from continuing operations for the nine months ended September 30, 2013 included:

•	A 6.0% increase in same-store revenues partially offset by an increase in same store expenses of 1.2%.
•	The inclusion in operating income of the five additional properties acquired since September 30, 2012.
•	The refinancing of the Point at Canyon Ridge and the payments for the redemption of the noncontrolling interest in four properties.
•	Increased general and administrative expenses associated with being a self-administered and self-managed public company.

RESULTS OF OPERATIONS

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

St. James at Goose Creek —On May 16, 2013, we acquired St. James at Goose Creek, a 244-unit Class-A garden-style apartment community located in the Goose Creek, South Carolina, a suburb of Charleston. The purchase price of $27.4 million was paid in cash from proceeds of the Company’s public offering. Subsequently, on June 20, 2013 we obtained a $19.0 million mortgage note payable secured by the property.

Creekstone at RTP—On May 17, 2013, we acquired Creekstone at RTP, a 256-unit newly-constructed apartment community located in Durham, North Carolina. The purchase price of $35.8 million was comprised of a mortgage note payable of approximately $23.3 million plus cash of approximately $12.5 million from proceeds of the Company’s public offering.

Talison Row—On August 26, 2013, we acquired Talison Row, a 274-unit newly-constructed apartment community located in Charleston, South Carolina. The purchase price of $48.1 million was comprised of a mortgage note payable of approximately $33.6 million plus cash of approximately $14.5 million.

Fountains Southend—On September 24, 2013, we acquired Fountains Southend a 208-unit newly-constructed apartment community located in Charlotte, North Carolina. The purchase price of $34.0 million was comprised of a mortgage note payable of $30.0 million plus cash of approximately $4.0 million.

2013 Dispositions

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

Discontinued Operations

The Beckanna on Glenwood — In January 2013, we committed to a plan to actively market the Beckanna on Glenwood, and on September 10, 2013, we finalized a binding contract, which is subject to the buyer’s assumption of the existing loan with closing expected to occur during the fourth quarter.

Terrace at River Oaks — In July 2013, we committed to a plan to actively market the Terrace at River Oaks, and on September 30, 2013, we finalized a contract, which is subject to customary due diligence conditions and the buyer’s assumption of the existing loan with closing expected to occur during the fourth quarter.

The results of operations for Fontaine Woods, Oak Reserve, Beckanna and Terrace at River Oaks have been reported as discontinued operations for all periods presented. During 2012, the Company sold The Estates at Mill Creek and during the 2013, the Company sold Fontaine Woods and Oak Reserve at Winter Park. The results of operations for these properties have been reported as discontinued operations for all periods presented.

Comparison of the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012

Below are the results of operations for the three and nine months ended September 30, 2013 and 2012. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2012 through September 30, 2013. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations and real estate taxes and insurance.

		Three Months Ended				Nine Months Ended
	Apartment	September 30,		Change		September 30,		Change
(dollars in thousands)	Units	2013	2012	$	%	2013	2012	$	%

Property Revenues
Same Store (7 properties)	1,506	$3,784	$3,577	$207	5.8%	$11,115	$10,485	$630	6.0%
Non Same Store (9 properties)	1,709	4,244	-	4,244	N/A	8,634	-	8,634	N/A
Total property revenues	3,215	$8,028	$3,577	$4,451	124.4%	$19,749	$10,485	$9,264	88.4%

Property Expenses
Same Store (7 properties)	1,506	$1,779	$1,936	$157	8.1%	$5,205	$5,471	$266	4.9%
Non Same Store (9 properties)	1,709	1,818	-	(1,818)	N/A	3,762	-	(3,762)	N/A
Total property expenses	3,215	$3,597	$1,936	$(1,661)	-85.8%	$8,967	$5,471	$(3,496)	-63.9%

Same Store Properties – Property Revenues and Property Expenses

Same store property revenues increased approximately $0.2 million, or 5.8%, for the three months ended September 30, 2013 as compared to the same period in 2012 due primarily to a 2.7% increase in average rental rates. Same store property revenues increased approximately $0.6 million, or 6.0%, for the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to an increase of $0.3 million as the result of a 2.4% increase in average rental rates and an increase of $0.3 million, as the result of a 260 basis point increase in average occupancy.

Same store property expenses decreased approximately $0.2 million, or 8.1%, for the three months ended September 30, 2013 as compared to the same period in 2012 due primarily to a decrease of $0.1 million in third party management fees, which were not incurred in 2013 as we were entirely self-managed together with a decrease of $0.1 million in real estate taxes as the result of a successful appeal of 2012 taxes for one of our properties. Same store property expenses decreased approximately $0.3 million, or 4.9%, for the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to a decrease of $0.3 million in third party management fees, which were not incurred in 2013 as we were entirely self-managed.

Non-same Store Properties – Property Revenues and Property Expenses.

Property Revenues and Property Expenses for our non-same store properties increased due to the acquisitions made late in the fourth quarter of 2012 and in the first nine months of 2013. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Other Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%

General and administrative	$3,113	$866	$(2,247)	(259.5)%	$6,511	$1,483	$(5,028)	(339.0)%
Depreciation and amortization	$3,312	$772	$(2,540)	(329.0)%	$8,479	$3,554	$(4,925)	(138.6)%
Asset impairment losses	$-	$-	$-	-	$613	$-	$(613)	*
Acquisition and recapitalization fees	$472	$-	$(472)	*	$916	$1,851	$935	50.5%

* Not a meaningful percentage.

General and administrative expense increased approximately $2.2 million, or 260%, for the three months ended September 30, 2013 as compared to the same period in 2012 and approximately $5.0 million, or 339%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in general and administrative expense for both the three and nine month periods is attributed primarily to (i) growth in the number of corporate personnel needed to acquire, manage and maintain the increased number of properties that we acquired since September 30, 2012, (ii) separation costs relating to the resignation of an executive officer during the third quarter of 2013, (iii) increased stock based compensation primarily attributable to value of restricted shares fully vested during the third quarter of 2013, (iv) increased professional fees primarily attributable to legal fees and the audit of our 2012 financial statements and review of our quarterly financial statements, (v) directors fees which were not incurred prior to the recapitalization and (vi) increased overhead from being a self-administered and self-managed company after the recapitalization.

Depreciation and amortization expense for the three months ended September 30, 2013 was approximately $3.3 million, representing an increase of approximately $2.5 million, or 329% over the three months ended September 30, 2012, primarily due to seven acquisitions between December 2012 and September 2013. The acquisitions were of new or relatively new, large Class A communities. Depreciation and amortization expense for the nine months ended September 30, 2013 was approximately $8.5 million, representing an increase of approximately $4.9 million, or 139%, over the nine months ended September 30, 2012, as a result of the same acquisitions.

Approximately $0.6 million of impairment was recorded in the nine months ended September 30, 2013 to write down the carrying value of the Estates at Maitland. The Estates at Maitland is currently land held for future development. The impairment charge was based on a recent appraisal of the land which was determined to be the best indication of fair market value. Since the beginning of the third quarter of 2013, we are no longer capitalizing interest and costs to this property. No impairment was recorded in the nine months ended September 30, 2012.

Acquisition expenses are charged to current expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including real estate commissions, attorney fees, due diligence costs, title searches and title insurance costs. For the three months ended September 30, 2013, acquisition expenses were approximately $0.5 million, primarily for costs incurred in the acquisition of Talison Row and Fountains Southend. For the nine months ended September 30, 2013, acquisition expenses were approximately $0.9 million, primarily for costs incurred in the acquisition of Talison Row, Fountains Southend, Creekstone at RTP, St. James at Goose Creek and Vintage at Madison Crossing. There were no acquisition costs in the three and nine months ended September 30, 2012. Approximately $1.9 million in recapitalization costs were incurred in connection with the recapitalization transaction on June 1, 2012 and are included in the results for the three and nine months ended September 30, 2012.

Other Income and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%

Gain on bargain purchase	$6,900	$-	$6,900	*	$6,900	$-	$6,900	*

Interest expense	$2,210	$1,202	$(1,008)	(83.9)%	$6,110	$2,509	$(3,601)	(143.5)%

Amortization of deferred financing cost	$275	$221	$(54)	(24.4)%	$994	$312	$(682)	(218.6)%

Loss on extinguishment of debt	$-	$-	$-	-	$1,146	$538	$(608)	(113.0)%

Loss from discontinued operations	$(80)	$(337)	$257	76.2%	$(249)	$(1,637)	$1,388	84.8%

Gain on sale of discontinued operations	$-	$-	$-	-	$1,946	$-	$1,946	*

(Income) loss allocated to noncontrolling interest holders	$(257)	$382	$639	167.3%	$911	$1,170	$259	22.1%

* Not a meaningful percentage.

Gain on bargain purchase for the both the three and nine months ended September 30, 2013 represents a gain recorded on the acquisition of Fountains Southend. The Company placed the property under contract for a purchase price of $34.0 million in December 2012 while the property was early in the construction period. As a result of the strong leasing market in the Charlotte, North Carolina market and the compression in multi-family capitalization rates during construction and lease-up, the property appraised for $40.9 million at closing on September 24, 2013 resulting in the bargain purchase gain. There was no comparable gain recorded in the three and nine months ended September 30, 2012.

Interest expense increased approximately $1.0 million, or 84%, in the three months ended September 30, 2013 and approximately $3.6 million, or 144%, in the nine months ended September 30, 2013. The increase for three months ended September 30, 2013 was due to the aforementioned seven acquisitions between December 2012 and September 2013 and the revolving credit facility in place since early 2013. The increase for nine months ended September 30, 2013 was due to the aforementioned seven acquisitions between December 2012 and September 2013, the additional interest associated with the noncontrolling interests in four properties contributed in the recapitalization, and the revolving credit facility in place since early 2013.

Amortization of deferred financing costs increased by $0.1 million in the three months ended September 30, 2013 and by $0.7 million in the nine months ended September 30, 2013, primarily due to the aforementioned seven acquisitions between December 2012 and September 2013 as well as amortization of new loan costs for Pointe at Canyon Ridge.

Loss on extinguishment of debt for the nine months ended September 30, 2013 includes repayment penalties related to the refinancing of a bridge loan for Pointe at Canyon Ridge as well as the refinancing of debt on Arbor River Oaks. Loss on extinguishment of debt for the nine months ended September 30, 2012 includes a prepayment penalty and the write-off of the remaining deferred loan costs for Pointe at Canyon Ridge.

Gain on sale of discontinued operations resulted from the sale of Fontaine Woods on March 1, 2013 (approximately $1.6 million) and the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million). The gain was offset by $0.1 million for payments from escrow during the second quarter of 2013 related to the sale of the Mill Creek property in the fourth quarter of 2012.

Income (loss) allocated to noncontrolling interests for of the above periods represents primarily the noncontrolling interest in our Operating Partnership since the June 1, 2012 recapitalization. The income (loss) allocated to noncontrolling interest as a percentage of net loss decreased significantly in the third quarter of 2013 due to dilution as a result of the public offering in May 2013.

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

The following table sets forth a reconciliation of FFO and Core FFO for the periods presented to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012

Net income (loss) attributable to common stockholders	$1,360	$(1,516)	$4,121	$(5,625)

Adjustments related to earnings per share computation[1]	-	-	(9,224)	-
Asset impairment loss	-	-	507
Real estate depreciation and amortization - continuing operations	2,859	603	7,016	2,922
Real estate depreciation and amortization - discontinued operations	-	605	364	2,655
Real estate depreciation and amortization - unconsolidated joint venture	79	76	239	241
Gain on bargain purchase	(5,955)	-	(5,709)	-
Gain on sale of discontinued operations	-	-	(1,610)	-

Funds from operations attributable to common stockholders (4)	(1,657)	(232)	(4,296)	193

Acquisition and recapitalization costs	408	-	758	1,522
Loss on early extinguishment of debt	-	-	955	442
Non-cash straight-line adjustment for ground lease expenses	88	81	256	234
Non-cash stock awards	1,076	-	1,191	-
Non-cash accretion of preferred stock and units	156	161	495	215

Core funds from operations attributable to common stockholders (4)	$71	$10	$(641)	$2,606

Per share data:
Funds from operations - diluted	$(0.15)	$(0.06)	$(0.53)	$0.12
Core funds from operations - diluted	$0.01	$0.00	$(0.08)	$1.56

Weighted average common shares outstanding - diluted(2)(3)	11,393,665	3,698,510	8,081,580	1,669,216

[1]	See notes B and J to condensed consolidated financial statements.

[2]	Includes non-vested portion of restricted stock awards.

[3]	Does not reflect the potential dilution of conversion of Class B contingent units into common units under certain circumstances. The outstanding Class B contingent units, which total approximately $21 million, can be converted into common units of our Operating Partnership only upon the sale or development and stabilization of four specified land assets. Accordingly, as the dates and per share values of these conversions cannot be determined, the effects of these conversions have not been reflected in the per share amounts. If the contingencies for all four land sites had been satisfied as of January 1, 2013, the Class B contingent units would have converted at a floor of $9.00 per share, which would have resulted in a total weighted average diluted shares and units outstanding of 13,737,165 and 10,425,080 for the three and nine months ended September 30, 2013, respectively.

[4]	Individual line items included in the computations are net of noncontrolling interests and include results from discontinued operations where applicable.

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

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. In addition, results for 2013 and 2012 represents continuing operations and; therefore, excludes NOI from discontinued operations (Oak Reserve at Winter Park, The Beckanna on Glenwood, Fontaine Woods, Estates of Mill Creek and Terrace at River Oaks

The following table reflects same store and non same store contributions to consolidated NOI together with a reconciliation of NOI to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Operating Income
Same Store	$2,005	$1,726	$5,909	$5,343
Non Same Store	2,425	-	4,873	-
Total property net operating income	$4,430	$1,726	$10,782	$5,343

Reconciliation of NOI to GAAP Net Income (Loss)
Total property net operating income	$4,430	$1,726	$10,782	$5,343
Add (subtract):
Property management fees paid to third parties	-	(85)	-	(329)
Property NOI, continuing operations	4,430	1,641	10,782	5,014
Other income	26	19	70	248
Gain on bargain purchase	6,900	-	6,900	-
Depreciation and amortization	(3,312)	(773)	(8,479)	(3,554)
Interest expense	(2,210)	(1,202)	(6,110)	(2,509)
Amortization of deferred financing costs	(275)	(221)	(994)	(312)
Loss on extinguishment of debt	-	-	(1,146)	(538)
General and administrative	(3,113)	(866)	(6,511)	(1,483)
Asset impairment losses	-	-	(613)	-
Acquisition and recapitalization costs	(472)	-	(916)	(1,851)
Income (loss) from unconsolidated joint venture	(13)	2	42	41
Income (loss) from continuing operations	1,961	(1,400)	(6,975)	(4,944)
Discontinued operations	(80)	(337)	1,696	(1,637)
Net income (loss)	1,881	(1,737)	(5,279)	(6,581)
(Income) loss allocated to noncontrolling interests	(258)	382	911	1,170

Adjustments related to earnings per share computation[1]	(263)	(161)	8,489	(215)
Income (loss) attributable to common stockholders	$1,360	$(1,516)	$4,121	$(5,626)

1 See notes B and J to the accompanying condensed consolidated financial statements.

 Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our secured revolving credit facility, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of The Beckanna on Glenwood and Terraces at River Oaks, and net proceeds from offerings of our securities. As of September 30, 2013, we had $6.8 million of available cash on hand and $0.5 million available for future borrowings under our $14 million secured revolving credit facility that can be used for general corporate purposes. In addition, we anticipate receiving net cash proceeds of approximately $2.5 million and $7.8 million from the sale of The Beckanna on Glenwood and Terraces at River Oaks, respectively during the fourth quarter.

 Short-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unitholders, as well as the acquisition and financing activity described below. We expect to meet these requirements using our cash on hand, the net cash provided by operations, the net cash proceeds from the sale of Beckanna at Glenwood and Terraces at River Oaks, and, to the extent available by accessing the capital markets.

The mortgage note payable secured by Fountains Southend in the amount of $30.0 million matures on March 24, 2014. The loan may be extended for an additional three months at our option subject to a 0.5% fee and other conditions, with which we expect to comply. We have a commitment for a $23.8 million mortgage on this property. The commitment provides for a term of 10 years and a fixed interest rate of 4.31% per annum with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter until maturity based on a 30-year amortization schedule. While we currently have a commitment for financing this property, there can be no assurance that such financing will be completed. Should we be unable to close this loan, we would forfeit approximately $0.6 million in interest rate-lock deposits.

The mortgage note payable secured by The Estates at Millenia in the amount of approximately $35.0 million matures on June 3, 2014. The loan may be extended for six months at our option subject to a 0.5% fee and other conditions, with which we expect to comply. We have submitted an application and agreed to terms for a $28.6 million mortgage on this property with a lender who has provided us financing in the past; however, we currently have no commitment for financing this property nor can there be any assurance that such financing will be completed.

On February 22, 2013, we entered into a binding contract to acquire Miller Creek, an apartment community that is currently under construction, for a purchase price of $43.8 million. The property is located in Germantown, Tennessee and is expected to have 330 units. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the property, which is expected to occur during the fourth quarter of 2013. We have a commitment for a $26.3 million mortgage on this property. The commitment provides for a term of 10 years and a fixed interest rate of 4.60% per annum with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter until maturity based on a 30-year amortization schedule. While we currently have a commitment for financing this property, there can be no assurance that we will be able to close the purchase of the property and that such financing will be completed, which would result in our forfeiture of approximately $1.0 million in earnest money and interest rate-lock deposits.

On June 6, 2013, we entered into a binding agreement to acquire The Avenues of Craig Ranch, an apartment community located in McKinney, Texas, which is currently under construction and is anticipated to have 334 units, for a purchase price of $42.4 million. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions, upon completion of the property, which is expected to occur during the fourth quarter of 2013. We are currently in discussions for a mortgage on this property with a lender who has provided us financing in the past; however, we currently have no commitment for financing this property. Accordingly, there can be no assurance that we will obtain financing for the acquisition, and we may be unable to close the purchase of the property, which would result in our forfeiture of $0.8 million in earnest money.

On October 29, 2012, we entered into a binding contract to acquire the Estates at Wakefield, a 288-unit apartment community under construction in Wake Forest, North Carolina for a price of $37.3 million, which is expected to occur during the first quarter of 2014. The purchase contract provides for closing, upon completion of the property, subject to the satisfaction of customary closing conditions. We are currently in discussions for a mortgage on this property with a lender who has provided us financing in the past; however, we currently have no commitment for financing this property. Accordingly, there can be no assurance that we will obtain financing for the acquisition, and we may be unable to close the purchase of the property, which would result in our forfeiture of approximately $0.8 million in earnest money.

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

Long-Term Liquidity Needs

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

Cash Flows for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

(dollars in thousands)	Nine months ended September 30,
	2013	2012
Operating activities	$(927)	$3,025
Investing activities	$(59,443)	$(364)
Financing activities	$62,267	$(1,748)

Net cash used in operating activities was approximately $0.9 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of approximately $3.0 million for the nine months ended September30, 2012. The negative net change in cash from operating activities of $3.9 million is primarily a result of the inclusion in operating income of properties acquired subsequent to September 30, 2012 and the reduction recapitalization costs partially offset by the additional general and administrative expenses associated with being a self-administrated and self-managed public company and the timing of payments related to accounts payable and accrued expenses.

Net cash used in investing activities was approximately $59.4 million during the nine months ended September 30, 2013 compared to net cash used in investing activities of approximately $0.4 million during the nine months ended September 30, 2012. The increase in net cash used in investing activities was primarily the result of the use of approximately $62.2 million during the nine months ended September 30, 2013 for the acquisition of five properties. No property acquisitions were completed in the nine months ended September 30, 2012. The purchase of real estate assets during the nine months ended September 30, 2013 included $1.5 million in cash paid for the acquisition of a mortgage note.

Net cash provided by financing activities was approximately $62.3 million during the nine months ended September 30, 2013 compared to net cash used in financing activities of approximately $1.7 million during the nine months ended September 30, 2012. The increase in net cash provided by financing activities was primarily due to $54.5 million of net proceeds received from our public equity offering during the second quarter of 2013 and increased borrowings to finance acquisitions partially offset by payments to redeem noncontrolling interests and for distributions to stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own a 50% interest in one joint venture, which is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.  Our critical accounting policies have not changed materially from information reported in the final prospectus dated May 13, 2013 related to our public offering which was filed with the SEC in accordance with Rule 424(b) of the Securities Act on May 14, 2013.

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

Fixed Interest Rate Debt

As of September 30, 2013, excluding discontinued operations, we had approximately $146.1 million of fixed rate mortgage debt, or approximately 58% of our outstanding mortgage debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had an average effective interest rate as of September 30, 2013 of 4.05% per annum with an average of 9.5 years to maturity.

Variable Interest Rate Debt

As of September 30, 2013, excluding discontinued operations, we had approximately $107.7 million of variable rate mortgage debt, or approximately 42% of our outstanding debt. As of September 30, 2013, we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our variable rate mortgage debt would result in a decrease or increase of annual net income of approximately $1.1 million, respectively. Our total outstanding variable rate mortgage debt had an average effective interest rate as of September 30, 2013 of 4.91% per annum with an average of 1.87 years to maturity.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

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

Management believes that the above material weaknesses were fully remediated as of the second quarter 2013. However, to continue to comply with the requirements of being a public company, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an emerging growth company. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

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

The net proceeds to us of the public offering were approximately $54.5 million after deducting underwriting discounts and commissions of $4.1 million and offering expenses of $3.9 million, prior to any exercise of the underwriters' over-allotment option.  We had previously paid offering expenses of $1.2 million.

The underwriters had until June 12, 2013 to purchase up to an additional 937,500 shares of common stock at the public offering price, less the underwriting discount, to cover over-allotments, if any.

On June 13, 2013, we sold 103,443 shares of our common stock in conjunction with the over-allotment for gross proceeds of approximately $1.03 million. The proceeds to us of the Over-Allotment were approximately $0.97 million, net of underwriting discounts and commissions

We contributed the net proceeds of the offering to our Operating Partnership in exchange for common units and our Operating Partnership used approximately (i) $8.2 million of the net proceeds to repurchase equity interests in four of our subsidiaries from our joint venture partners; (ii) $26.7 million of the net proceeds to fund the acquisition of St. James at Goose Creek; (iii) $12.5 million of the net proceeds to fund the acquisition of Creekstone at RTP; (iv) $2.0 million of the net proceeds to fund earnest money and loan deposits; and (v) $1.3 million of the net proceeds to refinance the mortgage loan on our Pointe at Canyon Ridge property. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus dated May 13, 2013 and filed pursuant to Rule 424(b) of the Securities Act with the SEC.

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

Trade Street Residential, Inc.
(registrant)

Date: November 12, 2013	By:	/s/ Michael Baumann
Michael Baumann, Chairman and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Talison Row, LLC to New York Life Insurance Company, dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2013)

10.2	Promissory Note by TS Talison Row, LLC to New York Life Insurance Company, dated August 26, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 30, 2013)

10.3	Side Letter among TS Talison Row, LLC, Trade Street Residential, Inc., Trade Street Operating Partnership, LP and New York Life Insurance Company, dated August 26, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 30, 2013)

10.4+	Confidential Separation Agreement, General Release and Covenant Not to Sue, dated September 13, 2013, between Trade Street Residential, Inc. and Humberto L. Lopez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 18, 2013)

10.5	Loan Agreement between TS New Bern, LLC and Capital, LLC, dated September 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 27, 2013)

10.6	Promissory Note by TS New Bern, LLC to NXT Capital, LLC, dated September 23, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 27, 2013)

10.7+	Employment Agreement, dated September 26, 2013, between Trade Street Residential, Inc. and Michael Baumann (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2013)

10.8+	Employment Agreement, dated September 26, 2013, between Trade Street Residential, Inc. and David Levin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 2, 2013)

10.9+	Employment Agreement, dated September 26, 2013, between Trade Street Residential, Inc. and Richard Ross (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 2, 2013)

10.10	Third Amendment to Credit Agreement and Waiver, dated as of November 4, 2013, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith)

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

+	Denotes a management contract or compensatory plan or arrangement

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012 (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited) and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

