Form 10-K
period 2013-12-31
Trade Street Residential, Inc.
filed 2014-03-26
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-32365

Trade Street Residential, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-4284187
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 West Country Club Drive
Aventura, Florida	33180
(Address of Principal Executive Offices)	(Zip Code)

(786) 248-5200

(Registrant’s Telephone Number, Including Area Code)

n/a

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes     ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ).    Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $96.5 million, as determined by reference to the listed price of the registrant’s common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of March 21, 2013, there were 36,580,624 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the 2014 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

TRADE STREET RESIDENTIAL, INC.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in apartment communities that are newly constructed;

•	potential defaults on or non-renewal of leases by tenants;

•	potential bankruptcy or insolvency of tenants;

•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions, including our ability close any acquisitions or dispositions of properties under contract;

•	potential natural disasters such as hurricanes;

•	national, international, regional and local economic conditions;

•	our ability to continue to pay distributions at our quarterly and annual dividend rate set forth in this prospectus;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us; and

•	uncertainty created by management turnover;

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business.

Overview

Formed on June 1, 2012, Trade Street Residential, Inc. a Maryland real estate investment trust (“REIT”), is primarily a full service, vertically integrated, self-administered and self-managed corporation focused on acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas. Unless the context requires otherwise, “we”, “our”, “us”, and the “Company” refer to Trade Street Residential and its consolidated subsidiaries. As of December 31, 2013, we owned and operated 15 apartment communities containing 3,455 apartment units in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee and Texas. We refer to these apartment communities throughout this Annual Report on Form 10-K as our “Operating Properties”. Our apartment communities are characterized by attractive features including substantial landscaping, well-maintained exteriors and high quality interior finishes, and amenities such as swimming pools, clubhouses and fitness facilities and controlled-access gated entrances.

Until June 1, 2012, the registrant conducted business as Feldman Mall Properties, Inc. Immediately prior to the recapitalization transaction described below, the registrant held a single land asset having minimal value and conducted no operations. On June 1, 2012, the registrant completed a reverse recapitalization transaction (the “recapitalization”). In the recapitalization, the registrant acquired certain assets from Trade Street Property Fund I, LP and BCOM Real Estate Fund, LLC, which we collectively refer to as the “Trade Street Funds,” and Trade Street Capital, LLC, or Trade Street Capital, in exchange for shares of the registrant’s common and preferred stock and common and preferred units of limited partnership interest in a newly formed operating partnership known as Trade Street Operating Partnership, LP (the “Operating Partnership”). The registrant also changed its name to “Trade Street Residential, Inc.” and the management team of Trade Street Capital took over day-to-day management of our Company. Our business is a continuation of the multifamily residential real estate investment and management businesses of the Trade Street Funds and Trade Street Capital, which we collectively refer to as Trade Street Company. References to “Trade Street Company” do not refer to a legal entity, but instead refer to a combination of certain real estate entities and management operations based on common ownership and control by the Trade Street Funds and Trade Street Capital. For accounting purposes, Trade Street Investment Adviser, LLLP, or TSIA, one of the entities contributed as part of the recapitalization, is the accounting acquirer in the recapitalization.

In addition, we own four parcels of land that are zoned for multifamily development, as well as one parcel of undeveloped land on which we foreclosed in March 2014, which we refer to throughout this Annual Report on Form 10-K as our “Land Investments.” During 2014, we anticipate commencing development of our Millenia Phase II land investment with a highly-qualified regional and/or national third party developer and we intend to sell the remaining land parcels. We also intend to add scale in our current markets through acquisitions of new apartment communities. We may also opportunistically pursue acquisitions of apartment communities in other geographic regions and markets that possess economic, demographic and other characteristics similar to our existing markets and that are otherwise consistent with our investment criteria. In addition, we may, from time to time, take advantage of current market conditions to dispose of older assets and reinvest those proceeds in newer and more attractive communities.

Our corporate office is located at 19550 West Country Club Drive, Suite 800, Aventura, Florida 33180 and out telephone number is (786) 248-5200. As of December 31, 2013, we had approximately 110 full-time employees.

Recent Significant Developments

Management Changes

Effective August 27, 2013, Bert Lopez tendered his resignation as our Chief Financial Officer and as Chief Operating Officer and terminated his employment with us effective September 13, 2013. Effective August 27, 2013, our board of directors appointed Richard Ross as Chief Financial Officer to fill the vacancy created by Mr. Lopez’s resignation. David Levin, our former President and Vice Chairman of our board of directors, performed the duties and responsibilities of Chief Operating Officer on an interim basis following Mr. Lopez’s resignation. Effective February 12, 2014, our board of directors appointed Mr. Ross as Chief Operating Officer to fill the vacancy created by Mr. Lopez’s resignation.

Effective February 23, 2104, Michael Baumann tendered his resignation as our director and as our Chief Executive Officer and terminated his employment with us. On February 23, 2014, our board of directors appointed Richard Ross, the Company’s Chief Financial Officer and Chief Operating Officer, to serve as the interim Chief Executive Officer of the Company in addition to his current role as Chief Financial Officer of the Company. The appointment of Mr. Ross filled the vacancy created by Mr. Baumann’s resignation as Chief Executive Officer. Our board of directors also appointed Ryan Hanks, the Company’s Chief Investment Officer, to serve as the interim Chief Operating Officer of the Company in addition to his current role as Chief Investment Officer of the Company. Upon the appointment of Mr. Hanks as Chief Operating Officer, Mr. Ross ceased to perform the duties of Chief Operating Officer.

Effective March 18, 2014, David Levin tendered his resignation as our President and as Vice Chairman and as a member of the board of directors, and terminated his employment with us and Richard Ross was appointed interim President.

Our Rights Offering

On January 16, 2014, we completed our subscription rights offering (the “Rights Offering”). In connection with the Rights Offering, we entered into a Standby Purchase Agreement dated November 12, 2013 with investment entities managed or advised by Senator Investment Group LP (collectively, “Senator”) pursuant to which Senator committed to purchase from the Company, all of the unsubscribed shares of common stock in the Rights Offering minus the aggregate dollar value of the shares of the Management Purchase Commitment (as defined below) such that the gross proceeds to the Company from the Rights Offering would be $100.0 million (the “Backstop Commitment”). Senator also agreed to purchase an aggregate of $50.0 million in shares of our common stock in addition to shares of common stock purchased pursuant to the Backstop Commitment (the “Additional Purchase Commitment”). Additionally, we agreed to pay Senator a fee of $3.75 million for the Backstop Commitment and a fee of $3.75 million for the Additional Purchase Commitment, in each case payable in unregistered shares of common stock. In addition, we entered into a purchase agreement dated November 12, 2013 (the “Management Purchase Agreement”) with Michael Baumann, and David Levin pursuant to which Messrs. Baumann and Levin agreed to purchase shares of common stock in connection with the Rights Offering.

Upon completion of the Rights Offering on January 16, 2014, we sold 15,797,789 shares of common stock (including 232,327 shares sold pursuant to the Backstop Commitment and 286,294 shares sold pursuant to the Management Purchase Agreement) We received net proceeds, after deduction of offering expenses and underwriting discounts and commissions, of $96.7 million. In addition, pursuant to the Standby Purchase Agreement, we issued to Senator 9,316,055 shares of our common stock for an aggregate purchase price of $51.5 million (including shares issued as payment of the $3.75 million Backstop Commitment fee and the $3.75 million Additional Purchase Commitment fee). Pursuant to the Management Purchase Agreement, we issued 286,294 shares of common stock for an aggregate purchase price of $1.8 million to certain former executive officers of the company.

On January 16, 2014, we received net cash proceeds from the sale of shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.5 million after deducting offering expenses of approximately $2.5 million payable by us. We contributed the net proceeds we received from the Rights Offering and related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which include approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our new secured revolving credit facility, which were repaid within five business days after initially being borrowed (see “Liquidity and Capital Resources, New Secured Revolving Credit Facility Subsequent to Year End” below), (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $6.0 million for working capital and general corporate purposes.

Our Initial Public Offering

We completed a public offering (the “IPO”), pursuant to which we sold 6,353,443 shares of common stock (including 103,443 shares sold pursuant to the partial exercise of the underwriters’ overallotment option) at an offering price of $10.00 per share on May 16, 2013 and June 13, 2013 with respect to the partial exercise of the overallotment option. We received net proceeds, after deduction of offering expenses and underwriting discounts and commissions, of $56.3 million. We contributed the net proceeds of the IPO to our Operating Partnership in exchange for an aggregate of 6,353,443 common units, and our Operating Partnership used approximately (i) $8.2 million of the net proceeds to repurchase equity interests, including accrued interest, in four of our subsidiaries from our joint venture partners; (ii) $26.7 million of the net proceeds to fund the acquisition of St. James at Goose Creek; (iii) $12.5 million of the net proceeds to fund the acquisition of Creekstone at RTP; (iv) $2.0 million of the net proceeds to fund earnest money and loan deposits; and (v) $1.3 million of the net proceeds to refinance the mortgage loan on our Pointe at Canyon Ridge property.

Recent Acquisitions and Dispositions

The acquisitions we choose to pursue are based on a series of strict and concise criteria that discourage us from pursuing investments in properties that do not coincide with our overall business plan and strategy. These criteria include generally investing in properties that:

•	are garden-style or mid-rise apartments;

•	fall within our target size of 150 to 500 units and are valued, either individually or as a portfolio acquisition, between $10 million and $50 million;

•	are located within close proximity to large and stable employment bases within our target markets and have a high degree of visibility;

•	produce an attractive cash on cash yield that is accretive to funds from operations per share; and

•	are less than ten years old, or can justify an older age based on differentiating and value-added characteristics.

2013 Acquisitions and Refinancing

During the year ended December 31, 2013, we completed the following acquisitions:

•	On September 24, 2013, we acquired 100% of the membership interests of a limited liability company that owns Fountains Southend, a recently-constructed apartment community located in Charlotte, North Carolina, containing 208 units. The purchase price of $34.0 million was comprised of a six month interim loan in the amount of $30.0 million plus cash of approximately $4.0 million. On January 23, 2014, we completed a refinancing of Fountains Southend with a loan in the amount of $23.8 million pursuant to a loan agreement entered into by and between TS New Bern, LLC, as borrower, and The Prudential Insurance Company of America, as lender, dated January 23, 2014. The loan has a 10-year term and a fixed interest rate of 4.31%.

•	On August 26, 2013, we acquired Talison Row, a recently-constructed apartment community located in Charleston, South Carolina, containing 274 units. The purchase price of $48.1 million was comprised of a mortgage note payable of approximately $33.6 million plus cash of approximately $14.5 million.

•	On May 17, 2013, we acquired Creekstone at RTP, a 256-unit newly-constructed apartment community located in Durham, North Carolina. The purchase price of $35.8 million was comprised of a mortgage note payable of approximately $23.3 million plus cash of approximately $12.5 million.

•	On May 16, 2013, we acquired St. James at Goose Creek, a 244-unit Class-A garden-style apartment community located in the Goose Creek, South Carolina, a suburb of Charleston. The purchase price of $27.4 million was paid in cash. Subsequently, on June 20, 2013 we obtained a $19.0 million mortgage note payable secured by the property.

•	On March 4, 2013, we acquired Bridge Pointe (f/n/a Vintage at Madison Crossing), a 178-unit apartment community consisting of 12 buildings in Huntsville, Alabama. The purchase price of $15.3 million was comprised of a mortgage note payable of approximately $11.4 million plus cash of approximately $3.8 million.

See Note C to the Consolidated Financial Statements for further discussion of our 2013 completed acquisitions and Note O to the Consolidated Financial Statements for further discussion of the Fountains Southend refinancing.

2014 Acquisitions and Refinancing

Completed

During the first quarter ending March 31, 2014 and through the date of this Annual Report on Form 10-K, we completed the following acquisitions:

•	On March 18, 2014, the Company through its Operating Partnership, completed the purchase of The Avenues of Craig Ranch, a 334-unit apartment community located in McKinney, Texas for a total purchase price of $42.4 million. The purchase price was funded with $21.2 million cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $21.2 million.

•	On March 10, 2014, the Company through its Operating Partnership, completed the purchase of Waterstone at Brier Creek, a 232-unit apartment community located in Raleigh, NC for a total purchase price of $32.7 million. The purchase price was funded with $16.4 million cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $16.3 million.

•	On March 10, 2014, the Company completed foreclosure proceedings and obtained title to the Sunnyside asset.

•	On February 6, 2014, the Company through its Operating Partnership, completed the purchase of The Aventine Greenville, a 346-unit apartment community located in Greenville, South Carolina for a total purchase price of $41.9 million. The purchase price was funded with $20.9 million cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $21.0 million.

•	On February 11, 2014, the Company completed a refinancing of the Estates at Millenia with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage bears a fixed interest rate of 3.83%. The mortgage note is secured by the Estates at Millenia property.

•	On January 21, 2014, the Company through its Operating Partnership, completed the purchase of Miller Creek, a 330-unit apartment community located in Germantown, Tennessee, for a total purchase price of $43.8 million. The purchase price was funded with $17.5 million of cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $26.3 million.

•	On January 21, 2014, the Company through its Operating Partnership, completed the purchase of Estates of Wake Forest, a 288-unit apartment community located in Wake Forest, North Carolina for a total purchase price of $37.3 million. The purchase price was funded with $18.6 million of cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $18.7 million.

Pending Acquisition

As of the date of this Annual Report on Form 10-K, we had a contract in place to acquire the following property:

•	On February 26, 2014, the Company, through a subsidiary, entered into an agreement to purchase Waterstone at Big Creek, a 270-unit apartment community in Alpharetta, Georgia for $40.5 million. The acquisition is expected to close, subject to the satisfaction of customary conditions in the second quarter of 2014.

See Note O to the Consolidated Financial Statements for further discussion of our recently completed and pending transactions subsequent to December 31, 2013. There can be no assurance that we will complete any of these acquisitions or that they will close within the timeframes set forth above.

2013 Dispositions

During the year ended December 31, 2013, we completed the following dispositions:

•	On December 24, 2013, we completed the sale of The Beckanna on Glenwood, a 255-unit apartment community located in Raleigh, North Carolina. The purchase price payable to us was a cash payment of approximately $2.5 million plus the assumption of the existing mortgage loan, which had an outstanding principal balance of $6.2 million. The sale resulted in a gain to the Company of approximately $1.5 million.

•	On December 16, 2013, we sold Terrace at River Oaks, a 314-unit apartment community located in San Antonio, Texas. The purchase price payable to us was comprised of a cash payment of approximately $7.6 million plus the assumption of the existing mortgage loan, which had an outstanding principal balance of $14.3 million. The sale resulted in a gain to the Company of approximately $3.2 million.

•	On June 12, 2013, we sold Oak Reserve at Winter Park, an apartment community located in Winter Park, Florida for $11.7 million, including $1.6 million of cash. The sale resulted in a gain to the Company of approximately $0.5 million.

•	On March 1, 2013, we completed the sale of our 70% ownership interest in Fontaine Woods, an apartment community located in Chattanooga, Tennessee. The consideration received for our 70% ownership interest was $10.5 million, including $4.0 million of cash. The sale resulted in a gain to the Company of approximately $1.6 million. The proceeds of this sale were primarily used to acquire Vintage at Madison Crossing, as described above.

See Note M to the Consolidated Financial Statements for further discussion of our 2013 completed dispositions.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from our competitors:

•	Experienced Management Team. Our senior management team has significant experience in the acquiring, owning, operating and managing commercial real estate, specifically apartment communities. Over the last 10 years, our senior management team has had the primary responsibility of overseeing the acquisition, ownership, operation and management of 25 multifamily communities consisting of more than 10,000 apartment units in our target markets, including our Operating Properties.

•	Strategic Focus on Markets with Strong Multifamily Housing Fundamentals. Our existing and target markets are characterized by low unemployment, a diversified base of employers, prospects for continued job growth, lower cost of living and positive net population growth from other states, differentiating us from the majority of multifamily REITs, who we believe are more focused on select coastal and gateway markets.

•	Attractive Acquisition Opportunities Provided by Extensive Relationships Across the Multifamily Industry. Relationships with institutional investment managers and private operators and developers throughout the multifamily industry provide us access to an ongoing pipeline of acquisition opportunities in our target markets, many of which are “off-market” transactions where we are not involved in an open competitive bidding process.

•	Stable Portfolio of High Quality Properties. Our Operating Properties consist of conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban submarkets of larger cities that typically offer attractive amenities such as swimming pools, clubhouses, fitness facilities and controlled-access gated entrances.

Our Business Objectives and Strategies

Our primary business objective is to maximize stockholder value by increasing cash flows at our existing properties, acquiring additional properties in our existing markets and in other strategic markets, and selectively pursuing development opportunities. We intend to achieve this objective by executing the following strategies:

•	Maintain Disciplined Focus on Mid-Sized Markets. We intend to maintain a disciplined investment focus on mid-sized cities and suburban submarkets of larger cities with strong economic and demographic drivers, reduced competition from larger multifamily REITs and limited existing and new supply of housing and apartment construction.

•	Intensely Manage Our Apartment Communities to Maintain Market Competitiveness and Cost Efficiency. Our senior management team has overseen significant improvements at our Operating Properties that have added landscaping, exterior facelifts, and renovation of common areas such as clubhouses and refurbishment of apartment interiors, as we believe that by presenting attractive, aesthetically pleasing interiors and exteriors combined with modern amenities, our apartment communities have a competitive edge in our markets compared to other apartment communities owned by lesser capitalized operators.

•	Utilize Our Relationships and Industry Knowledge to Acquire High Yielding Properties in Our Target Markets. We believe adding scale in our existing markets will increase our operating efficiency, produce cost savings, enhance our market knowledge and strengthen our ability to be a market leader in each of our markets.

•	Selectively Dispose of Fully Stabilized Assets to Redeploy Capital in Newer, Higher Growth Investments. We will actively manage our portfolio to increase cash flow through the sale of fully stabilized assets to redeploy capital into newer higher yielding investments and actively seek to improve our average age and asset quality in our target markets or exit markets that we deem as non-strategic going forward.

Our Properties

As of December 31, 2013, our portfolio consisted of 15 operating properties, of which 14 were wholly-owned and one was owned through an unconsolidated joint venture in which the Company has a 50% interest, consisting of an aggregate of 3,455 apartment units, as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)

The Pointe at Canyon Ridge	Sandy Springs, GA	1986/2007	09/18/08	494	920	96.3%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	96.0%
The Estates at Perimeter (3)	Augusta, GA	2007	09/01/10	240	1,109	92.5%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	94.0%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	97.2%
Post Oak	Louisville, KY	1982/2005	07/28/11	126	881	97.4%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	97.6%
Park at Fox Trails	Plano, TX	1981	12/06/11	286	960	97.2%
Estates at Millenia	Orlando, FL	2012	12/03/12	297	952	89.6%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	97.0%
Bridge Pointe	Huntsville, AL	2002	03/04/13	178	1,047	97.6%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	95.9%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	94.7%
Talison Row	Charleston, SC	2013	08/26/13	274	989	80.6%
Fountains at South End	Charlotte, NC	2013	09/24/13	208	844	97.6%
Total / Weighted Average				3,455	990	94.4%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy represents the average for the three months ended December 31, 2013 of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	We own a 50% interest in this apartment community through an unconsolidated joint venture.

In addition, our Land Investments consist of the parcels described in the table below. During 2014, we anticipate commencing development of our Millenia Phase II land investment with a highly-qualified regional and/or national third party developer and intend to sell the remaining land parcels.

			Planned
Property Name	Location	Potential Use	Units	Acreage
Venetian (1)	Fort Myers, FL	Apartments	436	23.0
Midlothian Town Center – East (2)	Midlothian, VA	Apartments	238	8.4
The Estates at Maitland (3)	Maitland, FL	Apartments	416	6.1
Estates at Millenia - Phase II (4)	Orlando, FL	Apartments	403	7.0
Sunnyside (5)	Panama City, FL	Apartments	212	22.0

(1)	Venetian was acquired from an insolvent developer after construction began. The site currently has improvements, including a partially completed clubhouse, building pads, roads and utilities. Costs, including the cost of the land, incurred to date as of December 31, 2013, for the property were approximately $4.3 million. In February 2014, we reclassified Venetian as assets held for sale.
(2)	Midlothian Town Center—East is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure. Costs, including the cost of the land, incurred to date as of December 31, 2013 for the property, net of impairment, were approximately $4.2 million. In February 2014, we reclassified Midlothian Town Center as assets held for sale.
(3)	The Estates at Maitland is currently approved for a maximum of 330 apartment units and 20,000 square feet of retail space. The City of Maitland, Florida changed its zoning code allowing a higher density in May 2012. The municipal development agreement is currently being modified to include 416 units and 10,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of December 31, 2013 for the property were approximately $9.0 million. In February 2014, we reclassified Estates at Maitland as assets held for sale.
(4)	Estates at Millenia—Phase II is currently approved for 403 apartment units and 10,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of December 31, 2013 for the property were approximately $13.0 million.
(5)	Sunnyside is currently undeveloped land permitted for 212 apartment units and 20,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of December 31, 2013 for the property were approximately $1.5 million. In February 2014, we reclassified Sunnyside as assets held for sale. On March 10, 2014, the Company completed foreclosure proceedings and obtained title to the Sunnyside asset.

Tax Status

We have elected to be treated as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.

As a REIT, we generally are not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income.

Insurance

We carry comprehensive general liability and property (including fire, extended coverage and rental loss) insurance covering all of the properties in our portfolio under a blanket insurance policy. We consider the policy specifications and insured limits to be in line with coverage customarily obtained by owners of similar properties and appropriate given the relative risk of loss and the cost of the coverage. However, our insurance coverage may not be sufficient to fully cover all of our losses. There are certain types of losses, such as lease and other contract claims, acts of war or terrorism, acts of God and, in some cases, earthquakes, hurricanes and flooding that generally are not insured because such coverage is not available or it is not available at commercially reasonable rates.

Regulation

Apartment communities are subject to various laws, ordinances and regulations, including regulations relating to common areas, such as swimming pools, activity centers, and recreational facilities. We believe that each of our properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Fair Housing Act

The Fair Housing Act, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, financial capability. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could materially and adversely affect us. We believe that we operate our properties in substantial compliance with the Fair Housing Act.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our portfolio using the American Society for Testing and Materials, or ASTM Standard E 1527-05 or Standard E 1527-13. A Phase I Environmental Site Assessment is a report that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the assessed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties, or operations and conditions at nearby properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. Moreover, conditions identified in environmental assessments that did not appear material at that time, may in the future result in material liability.

Some of our properties have contained or currently contain, or are adjacent to or near other properties that have contained or currently contain, storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products, pollutants or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be subject to environmental laws regarding, or impacted by contamination arising from the releases of, such petroleum products, pollutants or hazardous or toxic substances. Where we have deemed appropriate, we have taken steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur material liabilities.

Environmental laws also govern the presence, maintenance and removal of hazardous materials in building materials (e.g. asbestos and lead), and may impose fines and penalties for failure to comply with these requirements or expose us to third party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing hazardous materials properly manage and maintain certain hazardous materials, adequately notify or train those who may come into contact with certain hazardous materials, and undertake special precautions, including removal or other abatement, if certain hazardous materials would be disturbed during renovation or demolition of a building. In addition, the properties in our portfolio are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

The cost of future environmental compliance may materially and adversely affect us. See “Risk Factors–Risks Associated with Real Estate.”

Competition

We compete with a number of developers, owners and operators of multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, or we may not be able to timely lease vacant units.

We also face competition when pursuing development and acquisition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise be in a better position to acquire or develop a property. Competition may also have the effect of reducing the number of suitable development and acquisition opportunities available to us, increase the price required to consummate a development or acquisition opportunity.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and, as such, we have elected to provide reduced public company reporting requirements in this and in future filings. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with accounting standards newly issued or revised after April 5, 2012. In other words, an “emerging growth company” can delay the adoption of accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with accounting standards newly issued or revised after April 5, 2012.

Employees

As of December 31, 2013, we had approximately 110 full-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive office is located at 19950 West Country Club Drive, Suite 800, Aventura, Florida 33180. Our telephone number is (786) 248-5200. We maintain an Internet site at www.tradestreetresidential.com. The information located on, or accessible from, our website is not, and shall not be deemed to be, a part of this prospectus or incorporated into any other filings that we make with the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Secretary at the address set forth above under “—Corporate Information.”

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website.

Financial Information and Segments

We are primarily engaged in the ownership, management, acquisition, and development of multifamily apartment communities. As each of our communities has similar economic characteristics, residents, amenities, and services, our operations have been aggregated into one reportable segment. For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Risks Related to Our Business and Operations

Our portfolio of properties consists primarily of apartment communities concentrated in certain markets and any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our operating results.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee and Texas comprised 4.83%, 14.24%, 15.02%, 3.99%, 18.57%, 10.41%, 19.0% and 13.94%, respectively, of our rental revenue for the year ended December 31, 2013. As such, we are susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

Adverse economic conditions may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders.

Our operating results may be affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders. These market and economic challenges include, but are not limited to, the following:

•	any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment may result in tenant defaults under leases, vacancies at our apartment communities and concessions or reduced rental rates under new leases due to reduced demand;

•	the rate of household formation or population growth in our markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for apartment units in our markets; and

•	the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.

The length and severity of any economic slow-down or downturn cannot be predicted. Our operations and, as a result, our ability to make distributions to our stockholders could be negatively affected to the extent that an economic slow-down or downturn is prolonged or becomes severe.

We depend on residents for revenue, and vacancies, resident defaults or lease terminations may materially adversely affect our operating results.

The success of our investments depends upon the occupancy levels, rental revenue and operating expenses of our apartment communities. Our revenues may be adversely affected by the general or local economic climate, local real estate considerations (such as oversupply of or reduced demand for apartment units), the perception by prospective residents of the safety, convenience and attractiveness of the areas in which our apartment communities are located (including the quality of local schools and other amenities) and increased operating costs (including real estate taxes and utilities).

Occupancy rates and rents at a community, including apartment communities that are newly constructed or in the lease-up phase, may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities and we may be unable to complete lease-up of a community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues.

Vacancy rates may increase in the future and we may be unable to lease vacant units or renew expiring leases on attractive terms, or at all, and we may be required to offer reduced rental rates or other concessions to residents. Our revenues may be lower as a result of lower occupancy rates, increased turnover, reduced rental rates, increased economic concessions and potential increases in uncollectible rent. In addition, we will continue to incur expenses, including maintenance costs, insurance costs and property taxes, even though a property maintains a high vacancy rate. Our financial performance will suffer if our revenues decrease or our costs increase as a result of this trend.

The underlying value of our properties and our ability to make distributions to our stockholders will depend upon our ability to lease our available apartment units and the ability of our residents to generate enough income to pay their rents in a timely manner. Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. Upon a resident default, we will attempt to remove the resident from the premises and re-lease the unit as promptly as possible. Our ability and the time required to evict a resident, however, will depend on applicable law. Substantially all of the leases for our properties are short-term leases (generally, one year or less in duration). As a result, our rental income and our cash flow are impacted by declines in market conditions more quickly than if our leases were for longer terms.

A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for the multifamily residential real estate sector. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying apartment loans and to refinance outstanding indebtedness as it matures. In February 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolio and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac.

In March 2013, proposed legislation was introduced in the U.S. Senate to sell the assets of Fannie Mae and Freddie Mac over the next five years and to replace the firms’ roles in the housing market with government bond insurance. If this or similar legislation is enacted, the absence of Fannie Mae and Freddie Mac may restrict financing for the multifamily residential real estate sector and, therefore, may adversely affect our business.

We do not know when or if Fannie Mae or Freddie Mac will further restrict their support of lending to the multifamily industry or to us in particular. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, as well as dispose of our multifamily assets upon our liquidation, and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional multifamily apartment communities on favorable terms or at all.

If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.

As of December 31, 2013, the average age of our apartment communities was approximately 16 years, not accounting for renovations. While the majority of our properties have undergone substantial renovations by prior owners since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

Our management team has limited experience operating a public REIT, which may impede their ability to successfully manage our business.

Our management has limited experience operating a public REIT. We have developed and implemented control systems and procedures to assist us in qualifying and maintaining our qualification as a public REIT, satisfying our periodic and current reporting requirements under applicable SEC regulations and complying with NASDAQ listing standards. Substantial work on our part will be required to continue to implement and execute appropriate reporting and compliance processes and assess their design, remediate any deficiencies identified and test the operation of such processes. We have limited experience implementing and executing such processes as a public company, and this ongoing process is expected to be both costly and challenging. We cannot assure shareholders that the systems and procedures that our management developed and implemented will be effective to operate our Company successfully. Failure to effectively develop and implement such systems, policies and procedures could hinder our ability to operate as a public company and adversely affect our results of operations, cash flows and ability to make distributions to our stockholders.

Management turnover creates uncertainties and could harm our business.

We had significant changes in executive leadership during 2013 and the beginning of 2014, and more could occur. Effective August 27, 2013, Bert Lopez tendered his resignation as our Chief Financial Officer and Chief Operating Officer and terminated his employment with us effective September 13, 2013. Effective August 27, 2013, our board of directors appointed Richard Ross as Chief Financial Officer to fill the vacancy created by Mr. Lopez’s resignation. David Levin, our former President and Vice Chairman of our board of directors, performed the duties and responsibilities of Chief Operating Officer on an interim basis following Mr. Lopez’s resignation. Effective February 12, 2014, our board of directors appointed Mr. Ross as Chief Operating Officer to fill the vacancy created by Mr. Lopez’s resignation. On February 23, 2014, Michael Baumann resigned his employment as Chief Executive Officer. On that date, our board of directors appointed Mr. Ross to serve as our interim Chief Executive Officer in addition to his current role as Chief Financial Officer. Upon the appointment of Mr. Ross as interim Chief Executive Officer, Mr. Ross ceased to perform the duties of Chief Operating Officer. Further on that date, our board of directors appointed Ryan Hanks, our Chief Investment Officer, to serve as our interim Chief Operating Officer in addition to his current role as Chief Investment Officer. On March 18, 2014, David Levin resigned his employment as our President and resigned as a member of our board of directors. Upon Mr. Levin’s resignation, the board of directors appointed Mr. Ross to serve as our interim President.

As a result of the recent changes in our management team, Messrs. Ross and Hanks have taken on substantially more responsibility for the management of our business, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. For instance, Mr. Ross has taken on the role of interim Chief Executive Officer in addition to his role as the Company’s Chief Financial Officer, which has resulted in him devoting more time to strategic initiatives and less time to the responsibilities typically associated with the role of chief financial officer of a public company, including internal controls. In addition, because Mr. Ross and Mr. Hanks are serving as interim Chief Executive Officer and interim Chief Operating Officer, respectively, it is possible that they could be replaced in those positions when permanent replacements are identified by the Board, and any transition period could create additional diversions for Messrs. Ross and Hanks. Furthermore, because the positions of Chief Executive Officer and Chief Financial Officer are currently held by the same person, we may not have the benefit of a system of checks and balances that typically would be in place if officers were held by two people.

Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer. Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

As a result of recent resignations by certain former board members, our Audit Committee currently consists of only two independent directors, which has resulted in us being in noncompliance with Nasdaq listing rules that require us to have an Audit Committee consisting of at least three independent directors. If we fail to regain or maintain compliance with the Nasdaq requirements, our common stock could be delisted from Nasdaq, which could materially adversely affect our financial condition.

As a result of the resignation of one of our board members on March 13, 2014, the Audit Committee of our board of directors is currently comprised of two independent directors. Pursuant to Rule 5605 of the Nasdaq Listing Rules, Audit Committees of all listed companies must be comprised of at least three members, although Rule 5605(c)(4)(B) provides that a listed company may avail itself of a 180-day cure period to regain compliance by filling any Audit Committee vacancy created by the resignation of an Audit Committee member. The Company notified the Nasdaq on March 14, 2014 that it intends to avail itself of the cure period set forth in Rule 5605(c)(4)(B). Although the Company intends to add a third member to its Audit Committee on or before September 9, 2014, the 180th day after the resignation that resulted in the noncompliance with Rule 5605, we can provide no assurances that we will be successful in filling the vacancy on our Audit Committee by that date. If we are unable to fill the vacancy on our Audit Committee by September 9, 2014, our common stock could be subject to delisting, which could materially adversely affect our financial condition.

Because we are a relatively small company, the requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the requirements of the NASDAQ, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and has significantly increased our costs and expenses. As a result of becoming a public company upon completion of the IPO, we are required, or will be required in the future, to:

•	institute a more comprehensive compliance function;
•	design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”);

•	comply with rules promulgated by the NASDAQ;
•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;
•	involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	establish an investor relations function.

If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our common stock.

For as long as we are an emerging growth company and while remaining a non-accelerated filer, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company and while remaining a non-accelerated filer, which may be up to five full fiscal years, unlike other public companies, we will not be required to:

•	provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;
•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;
•	comply with any new requirements adopted by the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise;
•	provide certain disclosure regarding executive compensation required of larger public companies; or
•	hold stockholder advisory votes on executive compensation.

If we fail to satisfy certain obligations under the Stockholders Agreement by January 16, 2015, the first anniversary of the closing of our Rights Offering, we will be subject to certain penalties.

Pursuant to the Stockholders Agreement, we will be required to file and cause the Resale Registration Statement to be declared effective by the SEC no later than January 16, 2015, the first anniversary of the closing of our Rights Offering. If the Resale Registration Statement is not declared effective by January 16, 2015, we will be required to pay Senator a fee, payable in additional shares of our common stock (the “Additional Shares”), equal to 0.5% of the aggregate purchase price paid by Senator under the Standby Purchase Agreement for each full 30 calendar days (prorated for periods totaling less than 30 calendar days) thereafter until the Resale Registration Statement is declared effective, divided by the average of the volume-weighted average prices of our common stock over the 10 trading days prior to the issuance of such shares. In the event we fail to issue the Additional Shares in a timely manner, the Additional Shares issued to Senator will increase by 1.5% of the Consent Rate per month or portion thereof. As a result, if we are unable to have the Resale Registration Statement declared effective prior to January 16, 2015, we could be required to issue additional shares of common stock to Senator, which would increase Senator’s ownership in our company and further dilute the interests of our existing stockholders.

Our independent registered public accounting firm identified and reported internal control deficiencies that constituted material weaknesses in our internal control over financial reporting. While our management believes that these material weaknesses were remediated as of June 30, 2013, if one or more material weaknesses recur or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Prior to the completion of the IPO, we were not a public reporting company and had limited accounting personnel and systems to adequately execute accounting processes and limited other supervisory resources with which to address internal control over financial reporting. As such, our internal controls may not be sufficient to ensure that (1) all transactions are recorded as necessary to permit the preparation of financial statements in conformity with U.S. generally accepted accounting principles (the “GAAP”), and (2) the design and execution of our controls has consistently resulted in effective review of our financial statements and supervision by individuals with financial reporting oversight roles. In the past, lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare our financial statements. The lack of adequate accounting systems prevented us from capturing all transactions and related journal entries, which prevented us from preparing timely and accurate financial reporting and analysis. We and our independent registered accounting firm concluded that these control deficiencies constituted a material weakness in the internal controls over financial reporting as of December 31, 2011.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies described below, at varying degrees of severity, contributed to the material weakness in the control environment as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Controls and Procedures.”

Further, in connection with the review of our financial statements as of and for the period ended September 30, 2012, we and our independent registered accounting firm concluded that additional material weaknesses existed with the Company’s process of: (i) identifying, tracking, evaluating, recording, disclosing and communicating to those charged with corporate governance, related party transactions; and (ii) capturing rent concessions granted to tenants as consideration for entering into lease agreements. In connection with the audit of our financial statements as of and for the year ended December 31, 2012, we and our independent registered accounting firm concluded that a material weakness still existed with the Company’s process of identifying, tracking, recording and communicating related party transactions. Additionally, after issuing interim financial statements as of and for the six and nine months ended June 30, 2012 and September 30, 2012, respectively, we identified two accounting errors: (1) expenses incurred in connection with the recapitalization on June 1, 2012 that should have been recorded as expense and included in our statement of operations for the six months ended June 30, 2012 were incorrectly recorded as a direct reduction to equity in those financial statements; and (2) certain capital expenditures occurring from January 1, 2012 through September 30, 2012 were inappropriately recorded as operating expenses but should have been capitalized. We have revised and restated our previously issued financial statements as of and for the six and nine months ended June 30, 2012 and September 30, 2012, respectively. In connection with our restatement of our interim financial statements, we and our independent public registered accounting firm concluded that an additional material weakness existed with the Company’s process of identifying, tracking and recording capital asset additions.

Our senior management team has taken steps that we believe have remediated the causes of these material weaknesses. We have put into place new accounting processes and control procedures, including the implementation of best-in-class multifamily property management and financial accounting and revenue management software systems. During 2012 and the first quarter of 2013, we added six experienced accounting and property management personnel in response to our identification of gaps in our skills base and expertise of our staff required to meet the financial reporting requirements of a public company. Additionally, in September 2013, upon the resignation of Mr. Lopez, our board of directors appointed Mr. Ross as our Chief Financial Officer. Mr. Ross has over 30 years of experience serving in finance and accounting capacities of various companies. We also adopted related party transaction policies and procedures. In addition, we adopted a formal capitalization policy that we are following in order to prevent errors in our process of identifying, tracking and recording capital asset additions.

Management believes that the above material weaknesses were remediated as of June 30, 2013. However, as a public reporting company, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until the filing of the Form 10-K for the year ended December 31, 2014.To comply with the requirements of being a public reporting company, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. Further, we could be subject to legal claims by investors, regulators or others as a result of any future issuance of financial statements that subsequently have to be restated. Any such restatements could be costly and time consuming, could divert management’s attention from other business concerns and may have a material impact on our business, results of operations, and financial position. Furthermore, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an emerging growth company and while remaining a non-accelerated filer. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the applicable certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Further, our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future. Any failure to remediate deficiencies and to develop or maintain effective controls, or any difficulties encountered in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC, the securities exchange on which our securities are listed or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information. As a result, the market value of our common stock could decline.

We depend on key personnel and the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Messrs. Ross and Hanks, whose continued service is not guaranteed, and each of whom would be difficult to replace. We have entered into employment agreements with Messrs. Ross and Hanks; however, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer.

Our ability to retain members of our management team or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key members of our management team or a limitation in their availability to provide their full service to us could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets.

We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel may be intense, and we cannot provide any assurance that we will be successful in attracting and retaining such skilled personnel.

Our growth will depend upon future acquisitions of multifamily apartment communities, and we may be unable to complete acquisitions on advantageous terms or acquisitions may not perform as we expect.

Our growth will depend upon future acquisitions of multifamily apartment communities, which entails various risks, including risks that our investments may not perform as we expect. Further, we will face competition for attractive investment opportunities from other real estate investors, including local real estate investors and developers, as well as other multifamily REITs, income-oriented non-traded REITs, and private real estate fund managers, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, our acquisition activities pose the following risks to our ongoing operations:

•	we may not achieve the increased occupancy, cost savings and operational efficiencies projected at the time of acquiring a property;
•	management may incur significant costs and expend significant resources evaluating and negotiating potential acquisitions, including those that we subsequently are unable to complete;
•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and operate those properties to meet our expectations;
•	we may acquire properties outside of our existing markets where we are less familiar with local economic and market conditions;
•	some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition;
•	we may be unable to assume mortgage indebtedness with respect to properties we seek to acquire or obtain financing for acquisitions on favorable terms or at all;

•	we may forfeit earnest money deposits with respect to acquisitions we are unable to complete due to lack of financing, failure to satisfy closing conditions or certain other reasons;
•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties; and
•	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, trustees, officers, and others indemnified by the former owners of the properties.

Our growth depends on external sources of capital that are outside of our control, which may affect our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our stockholders .

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.

To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

We may increase our debt or raise additional capital in the future, which could adversely affect our financial condition and growth prospects.

To execute our business strategy, we will require additional capital. Debt or equity financing, however, may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional common equity, either through public or private offerings or rights offerings, the percentage ownership of our stockholders would decline. If we are unable to raise additional capital when needed, it could affect our financial condition and growth prospects.

Increased competition and increased affordability of residential homes could limit our ability to retain our residents, lease apartment units or increase or maintain rents.

Our apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental homes, as well as owner-occupied single-family and multifamily homes. Competitive housing in a particular area and an increase in the affordability of owner-occupied single-family and multifamily homes due to, among other things, declining housing prices, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units and increase or maintain rents. As a result, our financial condition, results of operations and cash flows could be adversely affected.

We also compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include REITs, investment banking firms and private institutional investors.

Our ability to realize our strategies and capitalize on our competitive strengths are dependent on our ability to effectively operate our portfolio, maintain good relationships with our tenants, and remain well-capitalized, and our failure to do any of the foregoing could affect our ability to compete effectively in the markets in which we operate.

We may be subject to contingent or unknown liabilities related to properties or business that we have acquired or may acquire for which we may have limited or no recourse against the sellers.

The properties or businesses that we have acquired or may acquire, including our Operating Properties and the Land Investments, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquire such properties for these liabilities. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

The cash available for distribution to our stockholders may not be sufficient to pay distributions at expected levels, and we cannot provide any assurance of our ability to make or increase distributions in the future.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, our actual and projected financial condition, results of operations, cash flows, liquidity and funds from operations, or FFO, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. Any excess of dividends declared by our board of directors over our cash available for distribution will be required to be funded by borrowings under our revolving credit facilities to the extent we have available borrowing capacity, from proceeds of equity offerings or from other sources of available cash. If we borrow on our revolving credit facilities or use net proceeds equity offerings to pay dividends, we will have less funding for our acquisitions, which could adversely affect our ability to implement our growth strategy and our operating results and the market trading price of our common stock could be negatively impacted.

We may not generate enough cash flow to pay dividends for the increased number of outstanding shares of common stock resulting from the issuance of additional common stock pursuant to future equity offerings. As a result, we may not be able to make or increase distributions in the future and we may as we have done in the past decide to reduce our quarterly distribution in the future. See “Distribution Policy” for a description of our distribution policy.

In addition, we may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future cash distributions likely would adversely affect the market price of our common stock.

To the extent that our distributions represent a return of capital for tax purposes, stockholders could recognize an increased gain or a reduced loss upon subsequent sales of common stock.

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a capital gain dividend will not be taxable to a U.S. stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in its common stock but instead will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its common stock. If distributions result in a reduction of a stockholder’s adjusted basis in such holder’s common stock, subsequent sales of such holder’s common stock potentially will result in recognition of an increased gain or reduced loss due to the reduction in such adjusted basis.

We face risks associated with land holdings and related activities.

We hold the Land Investments for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold the Land Investments, and may in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which precludes our developing a profitable multifamily apartment community. If there are subsequent changes in the fair value of our land holdings which we determine is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income and negatively impact the per share trading price of our common stock. Moreover, we may in the future elect to sell one or more of our Land Investments if our board of directors determines that doing so is in the best interests or our stockholders. Such sales may be at less than the carrying values of such Land Investments.

Our participation in joint ventures would create additional risks as compared to direct real estate investments, and the actions of our joint venture partners could adversely affect our operations or performance.

We may purchase properties jointly with other entities, including limited partnerships and limited liability companies, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions as compared to other types of real estate investments, including, but not limited to, the risks that:

•	our joint venture partner in an investment might become bankrupt, which would mean that we and any other remaining joint venture partners would bear an unexpectedly large portion of the economic responsibilities associated with the joint venture;
•	our joint venture partner may at any time have economic or business interests or goals that are or which become inconsistent with our business interests or goals;
•	our joint venture partner may take action contrary to our instructions, our policies or our objectives, including our policy with respect to maintaining our qualification as a REIT;
•	joint venture agreements may restrict our ability to transfer our joint venture interest when we desire or on advantageous terms;
•	our joint venture partner may exercise buy-sell, put-call and other similar liquidity mechanisms that could require us to fund additional capital to buy out our joint venture partner’s interests or sell our interest to our joint venture partner at a price that we would consider to be less than optimal; and
•	we may in certain circumstances be liable for the actions of our joint venture partners.

Such investments could also have the potential risk of impasses on decisions, such as a sale, because, in certain situations, neither we nor our joint venture partner may have full control over the partnership or joint venture. Disputes between us and our joint venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may owe a fiduciary obligation to our partner in a joint venture transaction, which may make it more difficult to enforce our rights. We generally will seek to maintain sufficient control of our joint venture partnerships to permit us to achieve our business objectives; however, we may not be able to do so. Any of the above risks could adversely affect our financial condition, results of operations, cash flows, ability to pay distributions, and the market price of our shares of common stock.

Failure to succeed in new markets may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

We may become subject to litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may become subject to litigation as a result of our recapitalization if prior investors dispute the valuation of their respective interests, the adequacy of the consideration received by them in the recapitalization or the interpretation of the agreements implementing the recapitalization. Any such litigation could detract from management’s ability to operate our business or affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Uninsured losses or losses in excess of insurance coverage could adversely affect our financial condition.

We carry comprehensive general liability and property (including fire, extended coverage and rental loss) insurance covering all of the properties in our portfolio under a blanket insurance policy. We consider the policy specifications and insured limits to be in line with coverage customarily obtained by owners of similar properties and appropriate given the relative risk of loss and the cost of the coverage. However, our insurance coverage may not be sufficient to fully cover all of our losses. There are certain types of losses, such as lease and other contract claims, acts of war or terrorism, acts of God, and in some cases, earthquakes, hurricanes and flooding that generally are not insured because such coverage is not available or it is not available at commercially reasonable rates. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

Underlying demographic characteristics and trends in our markets, which we expect will increase demand for apartments, may not result in higher rental rates and reduced vacancies.

Over the long term, we believe strong underlying demographic characteristics and trends in our markets as described in this prospectus under the section “Our Industry and Market Opportunity” will increase demand for our apartment units resulting in higher rental rates and reduced vacancies. In the event that this is not the case, our ability to effect our growth strategies could be adversely affected.

A component of our strategy is to selectively develop or redevelop properties, including our Land Investments, which could expose us to various risks associated with development activities that could adversely affect our profitability.

A component of our strategy is to selectively pursue development opportunities in our target markets, including developing our Land Investments. Primarily, we intend to develop apartment communities through unconsolidated joint ventures. To a limited extent, we may pursue development opportunities directly. Our development and redevelopment activities generally entail certain risks, including the following risks, the occurrence of which may reduce the funds available for distribution to our stockholders:

•	funds may be expended and management’s time devoted to projects that may not be completed due to a variety of factors including, without limitation, the inability to obtain necessary governmental approvals;
•	construction costs of a development project may exceed original estimates, possibly making the project economically unfeasible or the economic return on a property less than anticipated;
•	increased material and labor costs, problems with subcontractors, or other costs due to errors and omissions which occur in the development process;
•	projects may be delayed due to required governmental approvals, adverse weather conditions, labor shortages or other unforeseen complications;
•	occupancy rates and rents at a developed or redeveloped property may be less than anticipated; and
•	the operating expenses at a developed or redeveloped property may be higher than anticipated.

We may sell one or more of our Land Investments if our board of directors determines such sale is in the best interests of our stockholders, which sales could be at prices less than the carrying values of such assets.

In general, we will have greater exposure to these risks to the extent we pursue development projects directly rather than through an unconsolidated joint venture.

Short-term leases expose us to the effects of declining market conditions

Substantially all of the leases for our properties are short-term leases (generally, one year or less in duration). Our residents can leave after the end of their lease term without any penalty. As a result, our rental revenues may be impacted by declines in market conditions more quickly than if our leases were for longer terms. Moreover, high turnover in our resident base due to short term leases could result in higher turnover expense, which could adversely affect our results of operations and cash available for distribution.

Inflation or deflation may adversely affect our financial condition and results of operations.

Increased inflation could have an adverse impact on our general and administrative expenses, as these costs could increase at a rate higher than our rental revenue. In addition, if we incur variable rate debt in the future, inflation could have a negative impact on our mortgage and debt interest. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

Risks Related to Our Organization and Structure

As the parent of the sole general partner of our Operating Partnership, we have fiduciary duties which may result in conflicts of interest in representing the interests of our stockholders.

Conflicts of interest could arise in the future as a result of the relationship between us, on one hand, and our Operating Partnership or any partner thereof, on the other, as the sole general partner of our Operating Partnership is our wholly-owned subsidiary, Trade Street OP GP, LLC. The general partner has fiduciary duties to the other limited partners in our Operating Partnership under Delaware law. At the same time, our directors and officers have duties to our Company under Maryland law in connection with their management of our Company. Our duties as the parent of the sole general partner of our Operating Partnership may come in conflict with the duties of our directors and officers to our Company. In the event that a conflict of interest exists between the interests of our stockholders, on one hand, and the interests of the limited partners, on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners. The limited partnership agreement expressly provides that in the event of such a determination by us, as the parent of the sole general partner of our Operating Partnership, we shall not be liable to our Operating Partnership or any of the limited partners for monetary damages for losses sustained, liabilities incurred or benefits not derived by a limited partner in connection with such a decision as long as we, in our capacity as the parent of the sole general partner, acted in good faith.

Our common stock is subordinate as to distributions and payments upon liquidation to our Class A preferred stock.

The rights of the holders of shares of our Class A preferred stock rank senior to the rights of the holders of shares of our common stock as to distributions and payments upon liquidation. Although we have entered into a binding term sheet to redeem all of our outstanding Class A preferred stock upon satisfaction of certain conditions and the execution of a definitive agreement, until the closing of such transaction, we will not declare and pay or set apart for payment distributions with respect to any shares of our common stock for any period unless full cumulative distributions on our shares of Class A preferred stock for all past distribution periods have been declared and paid (or set apart for payment). In addition, no distributions in respect of common units of the Operating Partnership may be paid until cumulative distributions in respect of Class A preferred units shall have been paid or reserved by the Operating Partnership. These provisions may limit our ability to pay distributions on our common stock. Upon liquidation, dissolution or winding up of our Company (but excluding a merger, change of control, sale of substantially all assets or bankruptcy of our Company, upon the occurrence of any of which all shares of Class A preferred stock, if any, will be automatically converted), the holders of shares of our Class A preferred stock, if any, are entitled to receive a liquidation preference of $100.0 per share subject to downward adjustments upon certain events, plus all accrued but unpaid distributions, prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities. Additionally, due to our UPREIT structure, our ability to make distributions is dependent upon our receipt of distributions from our Operating Partnership in accordance with our ownership of common units of our Operating Partnership. See “— Because of our UPREIT structure, we depend on our Operating Partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such Operating Partnership and its subsidiaries.” for further discussion of our UPREIT structure.

Our charter and bylaws, the partnership agreement of our Operating Partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter contains a 9.8% ownership limit. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to limit any person to beneficial or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. For instance, in connection with our Rights Offering, we granted Senator a waiver of our ownership limits.

Our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership of more than 9.8% of the value or number of the outstanding shares of our capital stock or the outstanding shares of our common stock could jeopardize our status as a REIT. The ownership limit contained in our charter and the restrictions on ownership of our stock may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. See “Description of Stock—Restrictions on Ownership and Transfer.”

Our board of directors may create and issue additional classes or series of preferred stock without stockholder approval.

Our board of directors is empowered under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series of stock without stockholder approval. Our board of directors may determine the preferences conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of any class or series of preferred stock issued. As a result, subject to the rights of holders of our Class A preferred stock, if any, we may issue preferred stock with preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

Certain provisions in the partnership agreement of our Operating Partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;
•	transfer restrictions on our Operating Partnership units;
•	the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and
•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, (the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and supermajority stockholder voting requirements on these combinations; and
•	“control share” provisions that provide that “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our board of directors and provided that the business combination is first approved by our board of directors (including a majority of disinterested directors), and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. Our board of directors may by resolution elect to repeal the foregoing opt-outs from the business combination provisions of the MGCL and we may by amendment to our bylaws opt in to the control share provisions of the MGCL in the future.

Additionally, Title 8, Subtitle 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors, without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following without stockholder approval:

•	amend or revise at any time and from time to time our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations;
•	amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;
•	within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to preserve our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;
•	issue additional shares, which could dilute the ownership of our then-current stockholders;
•	amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series;
•	classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series of shares and set the preferences, rights and other terms of such classified or reclassified shares;
•	employ and compensate affiliates;
•	direct our resources toward investments that fail to ultimately appreciate over time;
•	offer purchase money financing in connection with the sale of properties or make loans to joint-development projects in which we may participate in the future; and
•	determine that it is no longer in our best interests to maintain our qualification as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our stockholder, the right to vote.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. Finally, we have entered into agreements with our directors and officers pursuant to which we have agreed to indemnify them to the maximum extent permitted by Maryland law. See “Certain Provisions of Maryland Law and of Our Charter and Bylaws—Indemnification and Limitation of Directors’ and Officers’ Liability.”

Because of our UPREIT structure, we depend on our Operating Partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such Operating Partnership and its subsidiaries.

We are an umbrella partnership REIT, or UPREIT, and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from our ownership of our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any distributions we might declare on our common stock. We also rely on distributions from our Operating Partnership to meet our debt service and other obligations, including our obligations to make distributions required to maintain our REIT qualification. The ability of subsidiaries of our Operating Partnership to make distributions to the Operating Partnership, and the ability of our Operating Partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the properties owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make distributions on our common stock required to maintain our REIT qualification. In addition, because we are a holding company, claims of our stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy claims of our stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our Operating Partnership may issue additional common units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We may, in connection with our acquisition of properties or otherwise, issue additional common units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Our stockholders who do not directly own common units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Investment entities managed or advised by Senator Investment Group LP and Monarch LLP are significant stockholders and may have conflicts of interest with us in the future.

As of January 16, 2014, investment entities managed or advised by Senator and Monarch LLP (“Monarch”), owned approximately 25.6% and 23.3%, respectively, of our issued and outstanding common stock. As a result, Senator and Monarch are our largest stockholders, while no other stockholder is permitted to own more than 9.8% of our common stock, except as approved by our board of directors pursuant to the terms of our charter. In addition, in connection with our Rights Offering, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with Senator which grants certain rights to Senator. See “—The Stockholders Agreement grants Senator certain rights that may restrain our ability to take various actions in the future” below.

This concentration of ownership in two stockholders could potentially be disadvantageous to other stockholders’ interests. In addition, if Senator or Monarch were to sell or otherwise transfer all or a large percentage of their holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities. For example, pursuant to the Stockholders Agreement, subject to certain limitations, we have agreed to file a registration statement covering the resale of the shares of our common stock issued to Senator pursuant to the Standby Purchase Agreement (the “Resale Registration Statement”). Once the Resale Registration Statement is declared effective (or earlier to the extent Senator is eligible to sell shares of our common stock in accordance with Rule 144), Senator could sell, or otherwise transfer, a large percentage of its holdings, which could cause our stock price to decline significantly. In addition, the perception that Senator could sell a large percentage of its shares, even if it does not intend to do so, could adversely affect the price of our common stock. In addition, if we file a registration statement for the purpose of selling additional shares to raise equity capital and are required to include shares held by Senator pursuant to the exercise of its rights under the Stockholders Agreement, our ability to raise capital may be materially impaired.

In addition, Senator and Monarch may exercise their rights as stockholders so as to restrict our ability to take certain actions that may otherwise be in the best interests of our stockholders. Moreover, there can be no assurance that the interests of Senator or Monarch will be aligned with those of our other stockholders. The interests of Senator or Monarch may differ from the interests of our other stockholders in material respects. For example, Senator or Monarch may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Senator and Monarch are in the business of making or advising on investments in companies and may from time to time in the future acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

The Stockholders Agreement grants Senator certain rights that may restrain our ability to take various actions in the future.

In connection with our Rights Offering which closed in January 2014, we entered into the Stockholders Agreement pursuant to which we granted Senator certain rights that may restrain our ability to take various actions in the future. Pursuant to the terms of the Stockholders Agreement, we agreed to maintain a nine member board of directors, and Senator has the right to designate a specified number of directors to our board of directors for so long as Senator’s level of ownership of our Company is equal to or greater than 4.9% of our outstanding common stock. Specifically, Senator is entitled to designate to our board of directors (i) two directors if Senator’s ownership is equal to or greater than 19.9% of our total outstanding common stock and (ii) one director if Senator’s ownership is at least 4.9%, but less than 19.9% of our total outstanding common stock. Senator will have no board of directors designation rights if its level of ownership in our Company is less than 4.9%. In addition, Senator’s designated directors serve on all of our standing committees of our board of directors, except the Audit Committee, and Michael Simanovsky, one of Senator’s board designees, currently chairs the Compensation Committee of our board of directors. If Senator’s beneficial ownership of our outstanding common stock falls below any percentage threshold set forth above, Senator will promptly cause one or more, as applicable, of Senator’s nominated directors to resign from the board of directors, such that the remaining number of directors designated by Senator does not exceed the number of directors that Senator is then entitled to designate for nomination or appointment. Following such resignation, the number of directors that Senator is entitled to designate for nomination is forever reduced to such number of directors designated by Senator immediately after such resignation(s), even if Senator subsequently acquires additional shares of our common stock.

In addition, Senator also has the right to consent to the following actions for so long as Senator’s level of ownership of our Company is equal to or greater than 4.9% of our outstanding common stock (i) any guarantees of, incurrences or issuance of recourse debt or recourse capital stock redeemable at any time by us or our Operating Partnership, that in any calendar year are in a principal amount or create an obligation of the Company in excess of $50.0 million and any issuance of equity other than our common stock for consideration or value greater than $50.0 million in the aggregate in any calendar year; (ii) any future equity issuance at a price lower than $6.33 per share of common stock, the cash subscription price in our Rights Offering; (iii) entering into or granting any retention agreements, stock options, restricted stock or restricted stock unit awards, stock incentive rights or signing bonuses that, in the aggregate during any calendar year exceeds 10% of our market capitalization or that in the aggregate exceeds $5.0 million in any calendar year (which awards will also be subject to approval of the Compensation Committee of our board of directors); (iv) any purchase of shares of our common stock or capital stock from members of our board of directors, management or their affiliates (other than deemed repurchases in connection with the surrender of shares to the Company to satisfy any tax withholding in connection with vesting of restricted stock or cashless exercises of stock options); (v) any transaction, including any modification of rights, involving our existing shares of preferred stock or our preferred stockholders; (vi) any amendment to our charter or bylaws (whether by merger, consolidation or otherwise) in any manner adverse to Senator; (vii) the hiring or firing of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer or President or any similar position; (viii) any acquisition or series of related acquisitions whose purchase price equals or exceeds 50% of our market capitalization immediately prior to the execution of a definitive document for such transaction, and (ix) determination by our board of directors that it is no longer in our best interest to qualify as a real estate investment trust.

Senator has a liquidity right that could require us to repurchase its shares of common stock, and our failure to repurchase such shares could have adverse consequences to us and our stockholders.

Pursuant to the Stockholders Agreement, Senator has a right to seek liquidity with respect to shares of common stock that it owns (the “Liquidity Right”) if, on or after the 3.5-year anniversary of January 16, 2014, the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of our common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and Senator continues to own 4.9% or greater of our outstanding common stock. If Senator exercises its Liquidity Right, we will have the right of first offer to purchase the shares offered by Senator for the greater of $10.00 per share or an amount equal to a 5.0% discount to the average volume-weighted average prices of our common stock over the 10 trading days immediately prior to the Liquidity Right Measurement Date. If we choose not to, or are unable to, exercise our right to repurchase Senator’s common stock by the six-month anniversary of the Liquidity Right Measurement Date, we will be required to submit to Senator for approval quarterly business plans setting forth all material business activities planned for the ensuing quarter. To the extent that any expenditure or other items relating to the income statement, balance sheet or cash flows set forth in the quarterly business plan for any particular fiscal quarter deviates from the initial quarterly business plan in a manner adverse to the Company by 5.0% or greater, we will be prohibited from making such expenditure or taking any such action, and from adopting such quarterly business plan, unless we receive Senator’s approval, which may be given or withheld in Senator’s sole discretion.

In addition, the Stockholders Agreement contains certain standstill provisions pursuant to which Senator has agreed, until the earlier of four years from January 16, 2014, the date of the closing of our Rights Offering, a change of control or at such time as Senator no longer owns at least 4.9% of our outstanding common stock, not to, among other things:

•	acquire, offer or propose to acquire or agree to acquire, beneficial ownership of any voting securities of the Company, other than voting securities acquired (A) as a result of the exercise of any rights or obligations set forth in the Standby Purchase Agreement or the Stockholders Agreement, (B) pursuant to a stock split, stock dividend, recapitalization, reclassification or similar transaction, (C) directly from us, or (D) to maintain their aggregate percentage interest in the our outstanding common stock; provided that Senator shall not be permitted to acquire, offer or propose to acquire or agree to acquire, beneficial ownership of any voting securities to account for the dilutive effect of any issuance of equity securities up to a maximum of the 4,329 shares of common stock authorized for issuance under our 2013 Equity Incentive Plan as of the date hereof;
•	enter into or agree, offer, propose or seek (whether publicly or otherwise) to enter into, or otherwise be involved in or part of, any acquisition transaction, including a proposed negotiated private sale of its shares of common stock to a single purchaser or a “group” as defined in Section 13(d) of the Exchange Act, merger or other business combination relating to all or part of our or our subsidiaries or any acquisition transaction for all or part of our assets or any of our subsidiaries or any of our respective businesses; provided, however, that negotiated private sales to a single purchaser or a “group” will be permitted if the purchasing party agrees in writing to be bound by the provisions of the standstill;
•	other than a “solicitation” of a “proxy” (as such terms are defined under Regulation 14A under the Exchange Act, disregarding clause (iv) of Rule 14a-1(1)(2) and including any otherwise exempt solicitation pursuant to Rule 14a-2(b)) seeking approval of the election to our board of directors solely with respect to any of Senator’s nominated directors permitted by the terms of the Stockholders Agreement to serve on our board of directors, make, or in any way participate in, any such “solicitation” of “proxies” to vote, or seek to advise or influence any person or entity with respect to the voting election of any director to our board of directors;
•	call or seek to call a meeting of our common stockholders or any of our subsidiaries or initiate any stockholder proposal for action by our common stockholders;
•	deposit any of our securities into a voting trust unless such voting trust is bound by the provisions of the standstill provisions of the Stockholders Agreement, or subject our securities to any agreement or arrangement with respect to the voting of such securities, or other agreement or arrangement having similar effect unless such agreement or arrangement conforms to the provisions of the standstill provisions of the Stockholders Agreement;
•	seek representation on our board of directors or a change in the composition of our board of directors or number of directors elected by the holders of our common stock or a change in the number of such directors who represent Senator, other than as expressly permitted pursuant to the Stockholders Agreement; and
•	bring any action or otherwise act to contest the validity of the standstill provisions of the Stockholders Agreement.

If we have not repurchased Senator’s shares in connection with the Liquidity Right by the six-month anniversary of the Liquidity Right Measurement Date, the standstill provisions will cease to exist and Senator may own shares of common stock in sufficient amounts to elect its own slate of directors and otherwise assume control of our Company. Furthermore, if Senator exercises its Liquidity Right and we do not exercise our right to repurchase Senator’s shares by the six-month anniversary of the Liquidity Right Measurement Date, Senator will have the right to approve our quarterly business plans in its sole discretion, and we may be limited significantly in taking actions that are otherwise in our and our stockholders’ best interests. If we elect to repurchase Senator’s shares, we may not have access to sufficient funds to repurchase the shares and we may need to obtain debt or equity financing, which may not be available to us on acceptable terms or at all. Moreover, if we use cash or other funding sources to repurchase Senator’s shares, we would have less cash or other funding sources available to acquire additional properties or otherwise execute our business strategy, which could have a material adverse effect on our growth prospects and our business.

There can be no assurance that the interests of Senator are aligned with those of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from us and those of other shareholders.

Risks Associated with Real Estate

We face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs.

As a real estate company, we are subject to various changes in real estate conditions and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
•	fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
•	the inability of residents to pay rent;
•	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;
•	weather conditions that may increase or decrease energy costs and other weather-related expenses;
•	civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, which may result in uninsured losses, and acts of war or terrorism;
•	oversupply of multifamily housing or a reduction in demand for real estate in the markets in which our properties are located;
•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;
•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

The illiquidity of real estate investments may significantly impede our ability to respond to changes in economic or market conditions, which could adversely affect our results of operations or financial condition.

Real estate investments are relatively illiquid generally, and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Mortgage financing on a property may also prohibit prepayment and/or impose a prepayment penalty upon the sale of a mortgaged property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical. Therefore, we may be unable to vary our portfolio promptly in response to economic, market or other conditions, which could adversely affect our results of operations and financial position.

We are subject to significant regulations, which could adversely affect our results of operations through increased costs and/or an inability to pursue business opportunities.

Local zoning and use laws, environmental statutes and other governmental requirements may restrict or increase the costs of our development, expansion, renovation and reconstruction activities and thus may prevent or delay us from taking advantage of business opportunities. Failure to comply with these requirements could result in the imposition of fines, awards to private litigants of damages against us, substantial litigation costs and substantial costs of remediation or compliance. In addition, we cannot predict what requirements may be enacted in the future or that such requirements will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us, which could adversely affect our results of operations.

The costs of compliance with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Examples of federal laws include: the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and aboveground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles govern the presence, maintenance, removal and disposal of certain building materials, including asbestos and lead-based paint. Such hazardous substances could be released into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, if any property in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems is breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could materially and adversely affect us.

Property values may also be affected by the proximity of such properties to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields, or EMFs, to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines and other states have required transmission facilities to measure for levels of EMFs. On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure. This fear of adverse health effects from transmission lines may be considered both when property values are determined to obtain financing and in condemnation proceedings. We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

The cost of defending against such claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

We cannot provide any assurance properties which we acquire will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.

Costs associated with addressing indoor air quality issues, moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold or other air contaminants has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to indoor air quality, moisture infiltration and resulting mold. Some of our properties may contain microbial matter such as mold and mildew. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We make no assurance that liabilities resulting from indoor air quality, moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations and financial condition.

As the owner or operator of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our properties.

Some of our properties may contain asbestos-containing materials. Environmental laws typically require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come in contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may be entitled to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for asbestos, the cost could have a negative impact on our results of operations.

Compliance or failure to comply with the Americans with Disabilities Act of 1990 and Fair Housing Amendment Act of 1988 could result in substantial costs.

Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), and the Fair Housing Amendment Act of 1988, (the “FHAA”), and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA, the FHAA or related laws or regulations could result in the imposition of fines by government authorities, awards to private litigants of damages against us, substantial litigation costs and the incurrence of additional costs associated with bringing the properties into compliance, any of which could adversely affect our financial condition, results of operations and cash flows.

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•	we may default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, foreclose on the properties that secure their loans and/or take control of our properties that secure their loans and collect rents and other property income; and
•	our default under any future loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

Risks Associated with Indebtedness

Higher levels of debt or increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. In addition, if we incur variable rate debt in the future, increases in interest rates could raise our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Our board of directors may change our financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our charter and bylaws contain no limitations on the amount or percentage of indebtedness that we may incur. Our board of directors could alter the balance between our total outstanding indebtedness and the value of our portfolio or our market capitalization at any time. If we become more leveraged in the future, the resulting increase in debt service requirements could materially and adversely affect us.

Our two secured revolving credit facilities restrict our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock.

Our two secured revolving credit facilities contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;
•	restrict our ability to incur additional liens;
•	restrict our ability to make certain investments;
•	restrict our ability to make distributions under certain circumstances;
•	restrict our ability to merge with another company; and
•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

These limitations will restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. In addition, it will constitute an event of default under the credit facilities if we default on any of our indebtedness that (i) equals or exceeds $10.0 million for non-recourse debt~~,~~ under the BMO Credit Facility (as defined below), and (ii) equals or exceeds $10.0 million for non-recourse debt or $5.0 million for recourse debt under the our Revolver (as defined below), each including any indebtedness we have guaranteed. These cross-default provisions may require us to repay or restructure the facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

There is refinancing risk associated with our debt.

Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2013, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $224.1 million at maturity dates that range from 2014 to 2025. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We were required to become a co-guarantor (and, with respect to certain properties, a co-environmental indemnitor) on certain outstanding mortgage indebtedness related to our properties in connection with our recapitalization, which, in the event of certain prohibited actions, could trigger partial or full recourse to our Company.

In connection with our recapitalization, as a condition to closing, we, along with our Operating Partnership, were required to become co-guarantors (and, with respect to certain properties, co-environmental indemnitors) on certain outstanding mortgage indebtedness related to our properties in order to replace, and cause the release of, the Trade Street Funds as the guarantors and indemnitors under the existing guarantees and environmental indemnity agreements, as applicable. Our position as a co-guarantor and co-indemnitor with respect to our properties could result in partial or full recourse liability to us or our Operating Partnership in the event of the occurrence of certain prohibited acts set forth in such agreements.

Some of our outstanding mortgage indebtedness contains, and we may in the future acquire or finance properties with, lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. Some of our outstanding mortgage indebtedness is, and we expect that many of our properties will be, subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance or refinance our properties, which could reduce the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. In addition, we run the risk of being unable to refinance mortgage debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Some of our mortgage loans have “due on sale” provisions.

Some of our outstanding mortgage indebtedness currently does contain, and we may in the future finance our property acquisitions using financing with, “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan.

These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Hedging strategies may not be successful in mitigating our risks associated with interest rates.

In the future we may use various derivative financial instruments to provide a level of protection against interest rate risks. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT gross income tests under the Code. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot provide any assurance that any future hedging strategy and the derivatives that we may use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Risks Related to Qualification and Operation as a REIT

If we fail to maintain our qualification as a REIT, our operations and distributions to stockholders would be adversely impacted.

We intend to continue to be organized and to operate so as to maintain our qualification as a REIT under the Code. A REIT generally is not subject to corporate income tax on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to maintain our qualification as a REIT, we would face serious tax consequences that would substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•	we would be subject to federal income tax at regular corporate rates and could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless we are entitled to relief under certain statutory provisions under the Code, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to maintain our qualification as a REIT.

In addition, if we were to fail to maintain our qualification as a REIT, our cash available for stockholder distributions would be reduced, and we would no longer be required to make distributions. As a result of these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, force us to borrow additional funds or sell assets to pay corporate tax obligations and adversely affect the value of our common stock.

Even if we maintain our qualification as a REIT, we may be subject to other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on net income from certain “prohibited transactions,” tax on income from certain activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Also, our subsidiaries that are taxable REIT subsidiaries will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy requirements concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, we may be required to liquidate otherwise attractive investments, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source-of-income or asset diversification requirements. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our ability to acquire, and, in certain cases, maintain ownership of certain attractive investments.

We may need to incur additional borrowings or issue additional securities to meet the REIT minimum distribution requirement and to avoid excise tax.

In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay dividends to our stockholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot provide any assurance that we will always be able to do so.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s taxable income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although the Code provides a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction, we cannot provide any assurance that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a taxable REIT subsidiary.

We may make distributions consisting of both stock and cash, in which case stockholders may be required to pay income taxes in excess of the cash distributions they receive.

We may make distributions that are paid in cash and stock at the election of each stockholder and may distribute other forms of taxable stock dividends. Taxable stockholders receiving such distributions will be required to include the full amount of the distributions as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash received. If a stockholder sells the stock that it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, in the case of certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to taxable dividends, including taxable dividends that are paid in stock. In addition, if a significant number of our stockholders decide to sell their shares in order to pay taxes owed with respect to taxable stock dividends, it may put downward pressure on the trading price of our stock.

Our ownership of taxable REIT subsidiaries will be subject to limitations, and our transactions with taxable REIT subsidiaries will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the Code limits the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We intend to monitor the value of our investment in our taxable REIT subsidiaries for the purpose of ensuring compliance with taxable REIT subsidiary ownership limitations and intend to structure our transactions with our taxable REIT subsidiary on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% taxable REIT subsidiary securities limitation or to avoid application of the 100% excise tax.

If our operating partnership were classified as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes under the Code, we would cease to maintain our qualification as a REIT and would suffer other adverse tax consequences.

We intend for our operating partnership to be treated as a partnership for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of our operating partnership as a partnership, however, our operating partnership generally would be taxable as a corporation. In such event, we likely would fail to maintain our status as a REIT for U.S. federal income tax purposes, and the resulting corporate income tax burden would reduce the amount of distributions that our operating partnership could make to us. This would substantially reduce the cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is not otherwise disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our stockholders may be restricted from acquiring or transferring certain amounts of our common stock.

Certain provisions of the Code and the stock ownership limits in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities. In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of ownership limits would result in our failing to maintain our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to maintain our qualification as a REIT.

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to maintain our qualification as a REIT. If we cease to maintain our qualification as a REIT, we would become subject to U.S. federal income tax on our taxable income without the benefit of the dividends paid deduction and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Dividends paid by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” paid to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends paid by REITs, however, generally are not eligible for the reduced rates. Although the tax rates applicable to qualified dividends do not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The provisions of the Code applicable to REITs substantially limit our ability to hedge our liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the gross income requirements applicable to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through taxable REIT subsidiaries. This could increase the cost of our hedging activities because any taxable REIT subsidiary that we may form would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in taxable REIT subsidiaries will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiaries.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws applicable to REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the federal income tax laws, regulations or administrative interpretations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our Operating Properties and Land Investments are more fully described in “Our Properties” in “Item I. Business”.

Item 3. Legal Proceeding

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity. For discussion regarding legal proceeding, see Note J “Commitments and Contingencies in the notes to the Consolidated Financial Statements.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ under the symbol “TSRE". From July 2008 until May 14, 2013, our common stock traded on the OTC Pink market. The following table sets forth the quarterly high and low per share of our common stock as reported on the NASDAQ and the OTC Pink market, as applicable, as adjusted to reflect the reverse stock split that was effected on January 17, 2013 and the quarterly distributions paid or payable per share to our stockholders since our recapitalization in June 2012.

			Declared
	High	Low	Dividends
Year ended December 31, 2013:
First Quarter	$20.00	$12.00	$0.08550
Second Quarter	17.00	7.81	0.15750
Third Quarter	9.00	6.42	0.09500
Fourth Quarter	7.34	6.10	0.09500
Year ended December 31, 2012:
First Quarter	$24.00	$6.00	$-
Second Quarter	37.50	9.00	-
Third Quarter	22.50	9.00	0.07605
Fourth Quarter	19.50	9.00	0.08550

On February 12, 2014, the Company’s board of directors declared a dividend of $0.095 per common share for the first quarter of 2014, payable on April 15, 2014 to stockholders of record on March 31, 2014. Future dividend payments are paid at the discretion of the board of directors and depend on cash flows generated from operations, the Company’s financial condition and capital requirements, distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors which may be deemed relevant by the board of directors. Assuming dividend distributions for the remainder of 2014 are similar to those declared for the first quarter of 2013, the annualized dividend rate for 2014 would be $0.38.

Stock Return Performance

The following graph compares the total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the Morgan Stanley Capital International United States REIT Index, or the MSCI US REIT Index, for the period from May 16, 2013, the date of the initial listing of our common stock on the NASDAQ, to December 31, 2013.

This graph assumes the investment of $100 on May 16, 2013 and quarterly re-investment of dividends. (Source: Google Finance)

	Month Ending
Index	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
Trade Street Residential, INC	$98.79	$90.56	$81.14	$72.56	$72.87	$73.50	$74.46	$67.99
MSCI REIT Index (RMS)	91.87	90.08	90.82	84.59	87.37	91.30	86.54	86.78
S&P500	98.76	97.05	101.80	98.52	101.39	105.76	108.66	111.14

Stockholder Information

As of March 21, 2014, there were approximately 61 stockholders of record and approximately 3,200 beneficial owners of our common stock.

Use of Proceeds

Our Rights Offering

On January 16, 2014, we received net cash proceeds from the sale of 24,881,517 shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.5 million after deducting offering expenses of approximately $2.5 million payable by us. We contributed the net proceeds we received from the Rights Offering and related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which include approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our new secured revolving credit facility, which were repaid within five business days after initially being borrowed (see “Liquidity and Capital Resources, New Secured Revolving Credit Facility Subsequent to Year End” below), (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $6.0 million for working capital and general corporate purposes.

Our Initial Public Offering

We completed the IPO, pursuant to which we sold 6,353,443 shares of common stock (including 103,443 shares sold pursuant to the partial exercise of the underwriters’ overallotment option) at an offering price of $10.00 per share on May 16, 2013 and June 13, 2013 with respect to the partial exercise of the overallotment option. We received net proceeds, after deduction of offering expenses and underwriting discounts and commissions, of $56.3 million. We contributed the net proceeds of the IPO to our Operating Partnership in exchange for an aggregate of 6,353,443 common units, and our Operating Partnership used approximately (i) $8.2 million of the net proceeds to repurchase equity interests, including accrued interest, in four of our subsidiaries from our joint venture partners; (ii) $26.7 million of the net proceeds to fund the acquisition of St. James at Goose Creek; (iii) $12.5 million of the net proceeds to fund the acquisition of Creekstone at RTP; (iv) $2.0 million of the net proceeds to fund earnest money and loan deposits; and (v) $1.3 million of the net proceeds to refinance the mortgage loan on our Pointe at Canyon Ridge property.

Item 6. Selected Financial Data

The following table sets forth selected financial and other data of Trade Street Residential, Inc. The historical financial statements of Trade Street Residential, Inc. should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8. The information for the periods prior to June 1, 2012 reflect the assets, liabilities and operations of Trade Street Company retroactively adjusted to reflect the legal capital of Trade Street Residential, Inc. Trade Street Company is not a legal entity, but instead represents a combination of certain real estate entities and management operations based on common ownership and control by the Trade Street Funds and Trade Street Capital. Certain amounts in the table have been reclassified in the prior years to conform to the current year presentation. Such reclassifications related to discontinued operations are discussed in Note M to the Consolidated Financial Statements.

	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Statement of operations data:
Total property revenues (1)	$28,957	$14,460	$9,025
Total property expenses	13,185	7,453	4,457
Total other expenses, net (2)(3)	45,655	15,867	6,926
Total other income, net (4)	7,055	313	1,129
Loss from continuing operations	(22,828)	(8,547)	(1,229)
Income (loss) from discontinued operations	6,272	(4)	(2,569)
Net loss	(16,556)	(8,551)	(3,798)
Net loss attributable to common stockholders of Trade Street Residential, Inc.(5)	$(5,611)	$(7,218)	$(3,421)

Earnings per common share—basic and diluted
Continuing operations	$(1.36)	$(3.17)	$(8.85)
Discontinued operations	0.72	-	(26.68)
Weighted average number of shares outstanding - basic and diluted	8,762	2,278	96
Cash dividend per common share	$0.43300	$0.16155	$-

(1)	Amounts exclude our discontinued operations, which are identified at Note M to the Consolidated Financial Statements.
(2)	Total other expenses for the year ended December 31, 2012 include approximately $1.9 million of expenses in connection with our June 1, 2012 recapitalization.
(3)	Total other expenses, net for the year ended December 31, 2013, include approximately $12.4 million impairment loss on the land held for future development properties (See Note K to the Consolidated Financial Statements).
(4)	Total other income, net for the year ended December 31, 2013, include a $6.9 million gain on bargain purchase from the Fountains Southend acquisition (See Note C to the Consolidated Financial Statements).
(5)	Net loss attributable to common stockholders in 2013 includes an increase of $11.7 million as a result of extinguishments related to Class A preferred stock and Class B contingent units, less related adjustments attributable to participating securities for $2.5 million (see Note G to the Consolidated Financial Statements).

	Years Ended December 31,
(in thousands)	2013	2012	2011
Balance Sheet data (at the end of period):
Investment in operating properties before accumulated depreciation and amortization	$340,425	$175,354	$110,683
Land held for future development	$31,963	$42,623	$18,171
Real estate held for sale	$-	$58,638	$85,853
Total assets	$387,636	$291,910	$235,200
Indebtedness(1)	$249,584	$133,246	$81,559
Total stockholders’ equity(2)	$128,403	$46,239	$84,337

Cash flows data:
Operating activities	$(3,264)	$(1,160)	$3,044
Investing activities	$(49,406)	$2,893	$(30,635)
Financing activities	$56,809	$2,519	$26,532

Other data:
FFO(3)	$(5,116)	$(1,808)	$1,942
Core FFO(3)	$(764)	$1,178	$4,240
NOI(4)	$15,772	$7,486	$4,919
Number of properties at end of the period	15	13	13

(1)	Excludes liabilities of approximately $9.1 million, $6.4 million, $14.3 million, and $9.7 million related to real estate held for sale (Fontaine Woods, Beckanna, Terrace at River Oaks and Oak Reserve, respectively) included in discontinued operations as of December 31, 2012.
(2)	Excludes redeemable preferred stock of approximately $26.8 million recorded as temporary equity as of December 31, 2012.
(3)	FFO for the year ended December 31, 2012 includes recapitalization costs of approximately $1.9 million. For a definition and reconciliation of FFO and Core FFO and a statement disclosing the reasons why our management believes that the presentation of FFO and Core FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO and Core FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures—Funds from Operations and Core FFO.”
(4)	For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that the presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures—Net Operating Income.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”) and Trade Street Operating Partnership, L.P. (“TSOP”). A wholly-owned subsidiary of TSRE (Trade Street OP GP, LLC) is the sole general partner of TSOP. As of December 31, 2013, TSRE owned an 86.25% limited partner interest in TSOP. TSRE conducts all of its business and owns all of its properties through TSOP and TSOP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and TSOP together, as well as TSOP’s subsidiaries, except where the context otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8.

Overview of Our Company

We are a full service, vertically integrated, self-administered and self-managed real estate investment trust (“REIT”), focused on acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas. As of December 31, 2013, we had approximately 110 full-time employees who provide property management, maintenance, landscaping, administrative and accounting services for the properties we own. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004.

We seek to own and operate apartment communities in cities that have:

•	a stable work force comprised of a large number of “echo boomers” augmented by positive net population migration;

•	well-paying jobs provided by a diverse mix of employers across the education, government, healthcare, insurance, manufacturing and tourist sectors;

•	a favorable cost of living;

•	reduced competition from larger multifamily REITs and large institutional real estate investors who tend to focus on

•	select coastal and gateway markets; and

•	a limited supply of new housing and new apartment construction.

We completed our IPO on May 16, 2013. As of December 31, 2013, we owned and operated 15 apartment communities containing 3,455 apartment units in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee and Texas. We currently have 110 employees who provide property management, maintenance, landscaping, administrative and accounting services.

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

Outlook

The outlook and assumptions presented below contain forward-looking statements and are based on our future view of the apartment market and general economic conditions, as well as other risks outlined above under the caption “Cautionary Note Regarding Forward-Looking Statements.” There can be no assurance that our actual results will not differ materially from the outlook and assumptions set forth below. We assume no obligation to update this outlook in the future.

Our outlook is based on the expectation that economic and employment conditions will continue to improve though gradually. A limited supply of new apartment units over the past several years, coupled with improving multi-family housing demand, has generally supported improved operating fundamentals across our portfolio. Permits for new supply of new apartments and rental units in our markets increased in 2013 as compared to 2012 and 2011, which will lead to new supply in 2014. We believe that any new supply will be easily absorbed due to historically low supply in prior years and the strong employment growth in our markets. In addition, we believe that the relatively young age of our communities and best-in-class amenities keep us well positioned to maintain occupancy levels and to continue to increase effective rents.

Rental and other revenues from same store properties are expected to increase modestly for 2014, compared to 2013, driven primarily by new and renewed leases being completed at slightly higher market rental rates, as we expect to generally maintain occupancy levels relatively consistent with those in 2013. The rate of revenue growth is expected to moderate in 2014, compared to 2013, largely attributable to limited ability to increase rental rates significantly above current levels at this time. Operating expenses of same store properties are expected to generally remain constant for 2014. On a year-over-year basis, we expect property taxes, personnel and utilities to be the largest contributors to operating expenses, primarily due to the addition of two properties to the same store portfolio in 2014 and potential property tax reassessments of six new properties in 2014. As a result, management expects same store property net operating income to increase modestly for 2014. Further, management expects net operating income from newly stabilized properties to increase in 2014 as four communities reached stabilized occupancy late in 2013. Management also expects that net operating income from lease-up communities will increase significantly in 2014. Additional net operating income is also expected for the full year of 2014 from one apartment community acquired in August 2013 and expected for a part of the year of 2014 from six apartment communities acquired in 2014 as well as one apartment community pending acquisition as of March 2014. These lease-up properties are expected to stabilize in the second half of 2014.

We expect general and administrative expenses to decrease, excluding one-time charges resulting from changes in our senior management team and non-cash stock compensation, primarily due to decreased senior management compensation and related expenses, and decreased professional fees, partially offset by increased costs associated with information technology system upgrades and preparedness for compliance with Sections 302 and 404 of the Sarbanes-Oxley Act. Development and pursuit costs in 2014 will include interest, real estate taxes and other expenses of the land assets, the amount of which will depend on when the assets held for sale are sold.

We expect interest expense for 2014 to be significantly higher than in 2013 due primarily to acquisitions, partially offset by decreased leverage and replacement of variable rate indebtedness with fixed rate mortgages at favorable rates. See “Liquidity and Capital Resources” section for further discussion. Future equity issuances will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of our common stock relative to other sources of capital and our liquidity position.

During 2014, we anticipate commencing development of our Millenia Phase II land investment with a highly-qualified regional and/or national third party developer and intend to sell the remaining land parcels. We will add scale in our current markets through acquisitions of new apartment communities. We may also opportunistically pursue acquisitions of apartment communities in other geographic regions and markets that possess economic, demographic and other characteristics similar to our existing markets and fit within our strategic plan. In addition, we may take advantage of current market conditions to dispose of older assets and reinvest those proceeds in newer and more attractive communities.

Summary Results of Operations

2013 Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2012 through December 31, 2013. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the years ended December 31, 2013 and 2012, the same store properties included properties owned since January 1, 2012, excluding our land held for future development and properties included in discontinued operations (see below). No properties owned since January 1, 2012 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2012 were excluded from the same store portfolio.

For the year ended December 31, 2013, the Company reported net loss to common stockholders of $5.6 million, compared with a net loss to common stockholders of $7.2 million for the comparable prior year period.

The principal factors that impacted our results from continuing operations for the year ended December 31, 2013 included:

•	A 6.6% increase in same-store revenues.

•	The inclusion in operating income of the seven acquisitions completed between December 1, 2012 and December 31, 2013.

•	The $12.4 million impairment charge for our Land Held for Future Development assets

•	The refinancing of the Point at Canyon Ridge and Arbor River Oaks in 2013.

•	Increased general and administrative expenses associated with being a self-administered and self-managed public company.

Comparison of Years Ended December 31, 2013 to December 31, 2012

Below are the results of operations for the years ended December 31, 2013 and 2012. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2012 through December 31, 2013. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations, real estate taxes and insurance and property management fees paid to third parties, as such fees were paid prior to the recapitalization on June 1, 2012 and will not be incurred in the future, as we are now self-administered and self-managed.

	Years Ended December 31,		Change
(dollars in thousands)	2013	2012	$	%

Property Revenues
Same Store (7 properties)	$14,939	$14,014	$925	6.6%
Non Same Store (7 properties)	14,018	446	13,572	3043.0%
Total property revenues	$28,957	$14,460	$14,497	100.3%

Property Expenses
Same Store (7 properties)	$7,234	$7,279	$45	0.6%
Non Same Store (7 properties)	5,951	174	(5,777)	(3,320.1)%
Total property expenses	$13,185	$7,453	$(5,732)	(76.9)%

Same Store Properties—Property Revenues and Property Expenses

Same store property revenues increased approximately $0.9 million, or 6.6%, for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to an increase of $0.4 million as a result of a 2.9% increase in average rental rates, an increase of $0.4 million as the result of a 240 basis point increase in average occupancy and an increase of $0.1 million in other property revenues.

Same store property expenses decreased approximately $0.1 million, or 0.6%, for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to a decrease of $0.3 million in third party management fees, which were not incurred in 2013 as we were entirely self-managed, partially offset by an increase of $0.2 million in real estate taxes.

Non-Same Store Properties—Property Revenues and Property Expenses

Property Revenues and Property Expenses for our non-same store properties increased significantly due to the acquisitions made late in the fourth quarter of 2012 and during the year ended December 31, 2013. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Other Expenses

	Years Ended December 31,		Change
(dollars in thousands)	2013	2012	$	%

General and administrative	$8,683	$3,748	$(4,935)	(131.7)%
Interest expense	$8,947	$3,751	$(5,196)	(138.5)%
Depreciation and amortization	$11,918	$4,844	$(7,074)	(146.0)%
Development and pursuit costs	$180	$19	$(161)	(847.4)%
Acquisition and recapitalization costs	$919	$2,331	$1,412	60.6%
Asset impairment losses	$12,419	$-	$(12,419)	*
Amortization of deferred financing cost	$1,443	$636	$(807)	(126.9)%
Loss on early extinguishment of debt	$1,146	$538	$(608)	(113.0)%

* Not a meaningful percentage.

General and administrative expense increased approximately $4.9 million, or 131.7%, for the year ended December 31, 2013 as compared to the same period in 2012. The increase was primarily due to (i) growth in the number of corporate personnel needed to manage a public company and to acquire, manage and maintain the increased number of properties that we acquired late in the fourth quarter 2012 and during 2013, (ii) separation costs relating to the resignation of an executive officer during 2013, (iii) increased stock-based compensation expense primarily attributable to the value of certain employee shares granted that fully vested during 2013, (iv) increased professional fees primarily attributable to legal fees and the audit of our annual financial statements and review of our quarterly financial statements, (v) directors fees and director and officers insurance which were not incurred prior to the recapitalization and (vi) increased overhead from being a self-administered and self-managed company after the recapitalization in June 2012 and after the IPO in May 2013.

Interest expense increased approximately $5.2 million, or 138.5% for the year ended December 31, 2013, which was primarily due to the debt increase as a result of the aforementioned seven acquisitions completed between December 2012 and during the year ended December 2013, the additional interest associated with the noncontrolling interests in four properties contributed in the recapitalization, and the BMO Credit Facility that we entered in early 2013.

Depreciation and amortization expense for the year ended December 31, 2013 as compared to the same period in 2012 increased approximately $7.1 million, or 146.0%. This increase was primarily due to the seven acquisitions completed between December 2012 and December 2013.

Development and pursuit costs increased approximately $0.2 million, or 847.4% for the year ended December 31, 2013 as compared to the same period in 2012. This increase was primarily due to interest and real estate taxes incurred for two of our four parcels of land held for future development. Since the beginning of the third quarter of 2013, we are no longer capitalizing interest and costs for our Land Held for Future Development properties.

Approximately $12.4 million of impairment was recorded in the year ended December 31, 2013 to write down the carrying value of our Land Held for Future Development properties. In February, management determined that the Company should sell these properties rather than hold these properties for future development. As a result, the carrying value of these properties as of December 31, 2013 has been reduced. The impairment charges were based on recent independent broker opinions of value of the land, which was determined to be the best indication of fair market value. No impairment was recorded in the year ended December 31, 2012.

Amortization of deferred financing costs increased approximately $0.8 million for the year ended December 31, 2013 as compared to the same period in 2012. The increase was primarily due to the debt incurred in connection with the aforementioned seven acquisitions between December 2012 and during the year ended December 2013 as well as amortization of new loan costs for Pointe at Canyon Ridge and the line of credit.

Loss on extinguishment of debt for the year ended December 31, 2013 includes prepayment penalties related to the refinancing of a bridge loan for Pointe at Canyon Ridge as well as the refinancing of debt on Arbor River Oaks. Loss on extinguishment of debt for the year ended December 31, 2012 includes a prepayment penalty and the write-off of the remaining deferred loan costs for Pointe at Canyon Ridge.

Acquisition expenses are charged to current expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For the year ended December 31, 2013, acquisition expenses were approximately $0.9 million, primarily due to costs incurred in the acquisition of Talison Row, Fountains Southend, Creekstone at RTP, St. James at Goose Creek and Vintage at Madison Crossing. For the year ended December 31, 2012, acquisition expenses were approximately $0.5 million, primarily due to costs incurred in the acquisition of Westmont and Estates of Millenia. Approximately $1.8 million in recapitalization costs were incurred in connection with the recapitalization transaction on June 1, 2012 and are included in the results for the year ended December 31, 2012.

Other Income and Expenses

	Years Ended December 31,		Change
(dollars in thousands)	2013	2012	$	%

Other income	$88	$267	$(179)	67.0%
Gain on bargain purchase	$6,900	$-	$6,900	*
Loss from discontinued operations	$(413)	$(2,187)	$1,774	81.1%
Gain on sale of discontinued operations	$6,685	$2,183	$4,502	206.2%
Loss allocated to noncontrolling interest holders	$2,462	$1,709	$(753)	(44.1)%

* Not a meaningful percentage.

Gain on bargain purchase for the year ended December 31, 2013 represents a gain recorded on the acquisition of Fountains Southend. The Company placed the property under contract for a purchase price of $34.0 million in December 2012 while the property was early in the construction period. As a result of the strong leasing market in the Charlotte, North Carolina area and the compression in multi-family capitalization rates during construction and lease-up, the property appraised for $40.9 million at closing on September 24, 2013, resulting in the bargain purchase gain. There was no comparable gain recorded in the year ended December 31, 2012.

Loss from discontinued operations for the year ended December 31, 2013 was approximately $0.4 million, a decrease of $1.8 million for the year ended December 31, 2012. The decrease was driven by the fact the properties included in discontinued operations were sold during 2013; therefore, had smaller operating losses in 2013.

Gain on sale of discontinued operations for the year ended December 31, 2013 includes the sale of Fontaine Woods on March 1, 2013 (approximately $1.6 million), the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million), the sale of Terrace of River Oaks on December 16, 2013 (approximately $3.2 million) and the sale of Beckanna on December 24, 2013 (approximately $1.5 million). The gain was partially offset by $0.1 million for payments from escrow during the second quarter of 2013 related to the sale of the Mill Creek property in the fourth quarter of 2012.

Loss allocated to noncontrolling interests for the above periods primarily represents primarily the noncontrolling interest in our Operating Partnership since the June 1, 2012 recapitalization. The loss allocated to noncontrolling interest as a percentage of net loss decreased significantly in the third quarter of 2013 due to dilution as a result of the initial public offering in May 2013.

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

Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items, such as prepayment penalties on early payment of debt, acquisition costs and costs relating to our recapitalization and certain non-cash items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance with other multifamily REITs. Acquisition costs, prepayment penalties on early repayment of debt and severance costs are one-time, non-comparable charges. Straight-line adjustment for ground leases, gains/losses on extinguishment of debt, transaction costs related to acquisitions and reorganization, non-cash expense arising from the granting of restricted stock do not impact the operating performance of the Company’s assets. Accordingly, management believes that it is helpful to investors to add back non-comparable and non-cash items to arrive at our Core FFO.

The following table sets forth a reconciliation of FFO and Core FFO for the periods presented to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Net loss attributable to common stockholders	$(5,611)	$(7,218)	$(3,421)

Adjustments related to earnings per share computation[1]	(9,475)	-	-
Asset impairment loss	10,572	-	373
Real estate depreciation and amortization - continuing operations	10,221	3,876	2,797
Real estate depreciation and amortization - discontinued operations	405	2,968	1,765
Real estate depreciation and amortization - unconsolidated joint venture	337	313	428
Gain on bargain purchase	(5,874)	-	-
Gain on sale of discontinued operations	(5,691)	(1,747)	-

Funds from operations attributable to common stockholders (4)	(5,116)	(1,808)	1,942

Acquisition and recapitalization costs	782	1,869	1,677
Loss on early extinguishment of debt	1,326	430	-
Provision for loan losses	-	-	536
Non-cash straight-line adjustment for ground lease expenses	341	311	85
Non-cash portion of stock awards	1,252	-	-
Non-cash accretion of preferred stock and units	651	376	-
Core funds from operations attributable to common stockholders(4)	$(764)	$1,178	$4,240

Per share data:
Funds from operations	$(0.57)	$(0.79)	$20.23
Core funds from operations	$(0.09)	$0.52	$44.17

Weighted average common shares outstanding (2)(3)	8,935	2,278	96

(1)	See Notes B and G to Consolidated Financial Statements.
(2)	Includes non-vested portion of restricted stock awards.
(3)	Does not reflect the potential dilution of conversion of Class B contingent units into common units under certain circumstances. The outstanding Class B contingent units, which total approximately $21 million, can be converted into common units of our Operating Partnership only upon the sale or development and stabilization of four specified land assets. Accordingly, as the dates and per share values of these conversions cannot be determined, the effects of these conversions have not been reflected in the per share amounts. If the contingencies for all four land sites had been satisfied as of January 1, 2013, the Class B contingent units would have converted at a floor of $9.00 per share, which would have resulted in a total weighted average diluted shares and units outstanding of 11,278,811 for the year ended December 31, 2013.
(4)	Individual line items included in the computations are net of noncontrolling interests and include results from discontinued operations where applicable.

Net Operating Income

We believe that net operating income (“NOI”) is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization as well as property management fees paid to third parties, as such fees were paid prior to the recapitalization on June 1, 2012 and will not be incurred in the future, as we are now self-administered and self-managed. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties as it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. In addition, results for 2013, 2012 and 2011 represent continuing operations and; therefore, exclude NOI from discontinued operations (Oak Reserve at Winter Park, The Beckanna on Glenwood, Fontaine Woods, Terrace at River Oaks and Estates of Mill Creek).

The following table reflects same store and non-same store contributions to consolidated NOI together with a reconciliation of NOI to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Years Ended December 31,
	2013	2012	2011
Reconciliation of NOI to GAAP Net Loss

Total property net operating income	$15,772	$7,337	$4,919
Add (subtract):
Property management fees paid to third parties	-	(330)	(351)
Property NOI, continuing operations	15,772	7,007	4,568
Advisory fees from related party	-	190	1,080
Interest income	88	77	6
Gain on bargain purchase	6,900	-	-
Depreciation and amortization	(11,918)	(4,844)	(3,105)
Development and pursuit costs	(180)	(19)	-
Interest expense	(8,947)	(3,751)	(1,947)
Amortization of deferred financing costs	(1,443)	(636)	(81)
Loss on early extinguishment of debt	(1,146)	(538)	-
General and administrative	(8,683)	(3,748)	(748)
Asset impairment losses	(12,419)	-	(55)
Provision for loan losses	-	-	(59)
Acquisition and recapitalization costs	(919)	(2,331)	(445)
Acquisition fees from related parties	-	-	(486)
Income from unconsolidated joint venture	67	46	43
Loss from continuing operations	(22,828)	(8,547)	(1,229)
Discontinued operations	6,272	(4)	(2,569)
Net loss	(16,556)	(8,551)	(3,798)
Income (Loss) allocated to noncontrolling interests	2,462	1,709	377
Adjustments related to earnings per share computation(1)	8,483	(376)	-

Net income (loss) attributable to common stockholders	$(5,611)	$(7,218)	$(3,421)

(1)	See Notes B and G to Consolidated Financial Statements.

Comparison of Years Ended December 31, 2012 to December 31, 2011

Net Income (Loss) Applicable to Common Stockholders

There was an approximate $3.8 million increase in our net loss attributable to common stockholders for the year ended December 31, 2012 over the net loss attributable to common stockholders incurred for the year ended December 31, 2011. The following is a discussion of changes from period to period of the material components of our results of operations.

Our focus throughout 2012 and 2011 was increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Through these efforts, weighted average effective rent per unit and weighted average physical occupancy increased during both comparative periods. During the year ended December 31, 2012, the weighted average effective rent per unit for our same store properties increased to $770 per unit from $752 per unit for the year ended December 31, 2011. Occupancy of our same store properties as of December 31, 2012 and 2011 was 93.7% and 93.0%, respectively.

The weighted average effective rent per unit for the entire portfolio for the year ended December 31, 2012 was $848 reflecting our entry into middle markets with lower rent price points. These markets have strong economic and demographic fundamentals, which we believe should allow for improved operating trends in the future. However, no assurance can be given that such improvement will occur. The occupancy of our properties, excluding our Land Investments, owned as of December 31, 2012 and 2011 was 91.4% and 94.0%, respectively.

Below are the results of operations for the years ended December 31, 2012 and 2011. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2011 through December 31, 2012. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations, real estate taxes and insurance and property management fees paid to third parties, as such fees were paid prior to the recapitalization on June 1, 2012 and will not be incurred in the future, as we are now self-administered and self-managed.

	Years Ended December 31,		Change
(dollars in thousands)	2012	2011	$	%

Property Revenues
Same Store (3 properties)	$7,560	$7,330	$230	3.1%
Non Same Store (6 properties)	6,900	1,695	5,205	307.1%

Total property revenues	$14,460	$9,025	$5,435	60.2%

Property Expenses
Same Store (3 properties)	$3,743	$3,659	$(84)	(2.3)%
Non Same Store (6 properties)	3,710	798	(2,912)	(364.9)%

Total property expenses	$7,453	$4,457	$(2,996)	(67.2)%

Same Store Properties—Property Revenues and Property Expenses

Same store property revenues increased approximately $0.2 million, or 3.1%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to a 2.8% increase in average rental rates.

Same store property expenses increased approximately $0.1 million, or 2.3%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to an increase in repair and maintenance costs.

Non-Same Store Properties—Property Revenues and Property Expenses

Property Revenues and Property Expenses for our non-same store properties increased significantly in 2012 due to the acquisitions of four properties completed during the year ended December 31, 2011 and two properties acquired during the fourth quarter of 2012. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Other Expenses

	Years Ended December 31,		Change
(dollars in thousands)	2012	2011	$	%

General and administrative	$3,748	$748	$(3,000)	(401.1)%
Interest expense	$3,751	$1,947	$(1,804)	(92.7)%
Depreciation and amortization	$4,844	$3,105	$(1,739)	(56.0)%
Development and pursuit costs	$19	$-	$(19)	*
Acquisition and recapitalization fees	$2,331	$445	$(1,886)	(423.8)%
Acquisition fees from related parties	$-	$486	$486	*
Asset impairment losses	$-	$55	$55	*
Amortization of deferred financing cost	$636	$81	$(555)	(685.2)%
Loss on extinguishment of debt	$538	$-	$(538)	*
Provision for loan losses	$-	$59	$59	*

* Not a meaningful percentage.

General and administrative expense increased approximately $3.0 million, or 401.1%, for the year ended December 31, 2012 as compared to the same period in 2011. The increase in general and administrative expense is attributed primarily to growth in the number of corporate personnel needed to acquire, manage and maintain the acquisition of four properties acquired during the year ended December 31, 2011 and two properties during the fourth quarter of 2012, increased professional fees primarily attributable to the audit of our financial statements and increased overhead from being a wholly self-managed and advised company after the recapitalization. General and administrative expenses include the costs associated with corporate management, including executive officers, acquisition and corporate development staff and functions.

Interest expense increased approximately $1.8 million, or 92.7% in 2012 due to (i) the acquisition of two apartment communities added to our portfolio in 2012 ($0.2 million); (ii) a full year of operations of the four apartment communities added to our portfolio in 2011 ($1.4 million); and (iii) the debt refinancing we completed in 2012 ($0.2 million).

Depreciation and amortization expense for the year ended December 31, 2012 was approximately $3.8 million, an increase of approximately $1.7 million from the year ended December 31, 2011, primarily due to (i) the acquisition of two multifamily communities added to our portfolio in 2012; and (ii) a full year of depreciation on the four multifamily communities added to our portfolio in 2011.

For the year ended December 31, 2012, acquisition expenses were approximately $0.5 million, primarily due to the costs incurred in the acquisition of Westmont and Estates of Millenia. For the year ended December 31, 2011, acquisition expenses paid to third parties were approximately $0.4 million, primarily due to the costs incurred in the acquisition of Trails of Signal Mountain, Post Oak, Mercé and Park at Fox Trails. We also paid acquisition fees of $0.5 million to related parties in 2011.

In connection with the recapitalization, acquisition and recapitalization costs of $2.7 million were incurred during the year ended December 31, 2012, of which $0.9 million was charged against additional paid-in capital and $1.8 million was recorded as acquisition and recapitalization costs.

The carrying value of the loan to Venetian Ft. Myers Associates, LLLP was $11.0 million as of December 31, 2011, reflecting a provision for loan losses of approximately $0.1 recorded in 2011. Venetian is located in southwest Florida, which experienced substantial price depreciation. Due to the aforementioned weakness in pricing, an appraisal was obtained in 2011 to determine the net realizable value of the loan at the balance sheet date. On February 19, 2012, BREF Venetian, LLC, as the lender, completed foreclosure proceedings on Venetian Ft. Myers Associates, LLLP and took possession of the underlying property, The Venetian. The $11.0 million carrying value of the loan as of December 31, 2011 reflects an impairment loss of $0.1 million based on the appraised value. This amount is included in Land Held for Future Development as of December 31, 2012 in the accompanying consolidated balance sheets.

For development properties, specifically Estates at Maitland and Midlothian Town Center—East and Oak Reserve at Winter Park, management recorded impairment losses in 2011 of $0.4 million, including $0.3 million in discontinued operations, in order to adjust land, buildings, improvements and other capitalized costs of impaired properties to their fair value. Fair values were determined using internally developed valuation models and property appraisals performed by MAI certified independent appraisers.

Amortization of deferred financing costs increased by $0.6 million, or 685.2%, for the year ended December 31, 2012 compared to the same period in 2011 primarily due to (i) acquisition of two apartment communities added to our portfolio in 2012 and (ii) a full year of operations of four apartment communities added to our portfolio in 2011.

Loss on extinguishment of debt in 2012 includes a prepayment penalty and the write-off of the remaining deferred costs for Pointe at Canyon Ridge.

Other Income and Expenses

	Years Ended December 31,		Change
(dollars in thousands)	2012	2011	$	%

Other income	$267	$1,086	$(819)	75.4%
Loss from discontinued operations	$(2,187)	$(2,569)	$382	14.9%
Gain on sale of discontinued operations	$2,183	$-	$2,183	*
Loss allocated to noncontrolling interest holders	$1,709	$377	$(1,332)	(353.3)%

* Not a meaningful percentage.

Other income decreased approximately $0.8 million, or 75.4%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to related party advisory fees. This reduction in advisory fees reflects the decrease in the number and value of assets under management for properties which were not contributed in the recapitalization. There were no related party advisory fees after June 1, 2012.

Loss from discontinued operations decreased approximately $0.4 million, or 14.9%, for the year ended December 31, 2012 as compared to the same period in 2011 the decrease at Estates at Mill Creek, which was sold in the fourth quarter of 2012.

Gain on sale of discontinued operations includes the gain from sale of rental real estate property of Estates at Mill Creek.

Noncontrolling interests increased approximately $1.3 million, or 353.3%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to the recapitalization and the resulting noncontrolling interest in the Operating Partnership.

Liquidity and Capital Resources

As of December 31, 2013, our outstanding indebtedness was $249.6 million, which is comprised of mortgage indebtedness secured by our properties and borrowings under our secured revolving credit facility in place at year end. As of March 21, 2014, our outstanding indebtedness was $316.1 million, which is comprised of mortgage indebtedness secured by our properties and approximately $18.0 million in borrowings under our secured revolving credit facility.

Factors which could increase or decrease our future liquidity include, but are not limited to, access to and volatility in capital and credit markets; sources of financing; our ability to complete asset purchases, sales or developments; and the effect our debt level and changes in credit ratings could have on our cost of funds.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our secured revolving credit facility, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of certain properties, and net proceeds from offerings of our securities. As of December 31, 2013, we had $9.0 million of available cash on hand, $4.5 million available for future borrowings under the BMO Credit Facility that can be used for general corporate purposes. On January 17, 2014, we repaid $9.0 million under the BMO Credit Facility. See “Revolving Credit Facility.”

As of the date of this Annual Report, we had approximately $15.0 million of available unrestricted cash on hand, excluding approximately $7.0 million of cash held in escrow to be used for the repurchase of Class A preferred stock, and approximately $19.0 million available for future borrowings under the Revolver (defined below) that can be used for acquisition and general corporate purposes. See “Revolving Credit Facilities.”

Shares Issuances

On January 16, 2014, we received net cash proceeds from the sale of 24,881,517 shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.5 million after deducting offering expenses of approximately $2.5 million payable by us. We contributed the net proceeds we received from the Rights Offering and related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which include approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our new secured revolving credit facility, which were repaid within five business days after initially being borrowed , (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $6.0 million for working capital and general corporate purposes.

New Secured Revolving Credit Facility Subsequent to Year End

On January 31, 2014, we and the Operating Partnership entered into a new senior secured revolving credit facility (the “Revolver”) with Regions Bank as Lead Arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75.0 million commitment with an accordion feature allowing us to increase borrowing capacity to $250.0 million (the “Revolver Amount”), subject to certain approvals and meeting certain criteria. The Revolver has an initial three-year term that can be extended at our option for up to two, one-year periods and has a variable interest rate of LIBOR plus a margin of 175 basis points to 275 basis points, depending on our consolidated leverage ratio and subject to reserves. The initial borrowing rate of the Revolver is LIBOR plus 200 basis points.

The Revolver is guaranteed by us and certain of our subsidiaries and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the loan documents. Availability under the Revolver is permitted up to sixty-five percent (65%) of the value of the Borrowing Base subject to the limitations set forth in the loan documents. The loan documents contain customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common shares, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the loan documents require us to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $158.0 million plus 75.0% of the proceeds of any future equity issuances by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;
•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than (i)1.3 to 1.0 from the effective date of the loan documents to and including March 31, 2014, (ii) 1.4 to 1.0 from April 1, 2014 to and including June 30, 2014, and (iii) 1.5 to 1.0 from July 1, 2014 and at all times thereafter;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the loan documents; and
•	restrictions on certain dividend and distribution payments.

On January 31, 2014, in conjunction with the closing of the Revolver, we borrowed approximately $27.0 million to pay down, in full, indebtedness secured by the Park in Fox Trails of $14.9 million, Mercé Apartments of $5.5 million and Post Oak Property of $5.3 million as these properties serve as collateral on the Revolver and to pay fees associated therewith. The remainder of the amount borrowed of approximately $0.9 million was used for closing costs and other expenses related to the facility and approximately $0.4 million for working capital purposes. On February 7, 2014, we repaid $26.0 million under the Revolver. Our effective interest rate on the variable rate Revolver was approximately 2.16% on March 21, 2014.

On February 24, 2014, we entered into an amendment to our Revolver to, among other things:

•	Exclude from the definition of “EBITDA” non-comparable cash costs in an amount not to exceed $4.0 million incurred during the fiscal quarter ending March 31, 2014, in connection with the severance of various officers (discussed below) during such fiscal quarter; and

•	Exclude transactions in connection with the severance of various officers from the application of certain covenants relating to restricted payments and transactions with affiliates.

For expanded disclosure, see “- Changes in Senior Management, Separation Payments and 2013 Incentive Bonus Awards.”

Secured Revolving Credit Facility Paid in Full Subsequent to Year End

Our Operating Partnership entered into a $14.0 million senior secured revolving credit facility (the “BMO Credit Facility”) agreement, dated January 31, 2013 for which BMO Harris Bank N.A. served as sole lead arranger and administrative agent. We served as the guarantor for any funds borrowed by the Operating Partnership as borrower under the BMO Credit Facility. The BMO Credit Facility had a term of three years and allowed for borrowings of up to $14.0 million, with an accordion feature that allowed us to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties were included in the borrowing base. On November 4, 2013, the agreement was amended to redefine certain terms relating to the financial covenants and to permit us and the Operating Partnership to declare or make cash distributions to our stockholders or unit holders, respectively, through December 31, 2014, in amounts greater than ninety-five percent (95%) of the Operating Partnership’s funds from net income. Commencing January 1, 2015, such distributions would have been impermissible in aggregate amounts greater than 95% of the Operating Partnership’s funds from net income (or, if greater, the amount equivalent to be distributed for us to maintain our status as a REIT).

The BMO Credit Facility bore interest, at our option, either at a base rate plus a margin of 150 basis points to 225 basis points, depending on our leverage ratio, or at the rate of LIBOR, plus a margin of 250 basis points to 325 basis points, depending on our leverage ratio. The BMO Credit Facility contained customary affirmative and negative covenants. As of December 31, 2013, the weighted average interest rate was 3.42%. In addition, we paid a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of December 31, 2013, the commitment fee was 0.25%.

During the year ended December 31, 2013, we repaid $4.0 million under the BMO Credit Facility. As of December 31, 2013, due to certain borrowing restrictions set forth in the BMO Credit Facility, we had approximately $4.5 million available under the BMO Credit Facility.

On January 31, 2013, we borrowed $13.0 million from the BMO Credit Facility to repay, in full, certain indebtedness secured by one community and to fund prepayment penalties, closing costs and other related fees, working capital and for general corporate purposes. The BMO Credit Facility was repaid in full and terminated on January 17, 2014. In connection with the payoff of mortgage indebtedness, we wrote-off deferred financing costs (net of accumulated amortization) in the amount of $0.6 million during the first quarter of 2014.

Short-Term Liquidity Requirements

Our short-term liquidity requirements will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unitholders, as well as the acquisition and financing activity described below. We expect to meet these requirements using our cash on hand, the net cash provided by operations, the net cash proceeds from the sale of certain properties and, to the extent available, by accessing our secured revolving credit facility and the capital markets.

Acquisitions of Property and Financings

On March18, 2014, we, through our Operating Partnership, completed the purchase of The Avenues of Craig Ranch, a 334-unit apartment community located in McKinney, Texas, for a total purchase price of $42.4 million. We had entered into a binding agreement to purchase the property on June 6, 2013. The purchase price was funded with $21.2 million of cash proceeds from our Rights Offering and a new mortgage loan in the amount of $21.2 million with a seven-year term. The new mortgage loan bears a fixed interest rate of 3.78% per annum, with monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity in April 10, 2021. The mortgage note is secured by The Avenues of Craig Ranch property.

On March 10, 2014, we, through our Operating Partnership, completed the purchase of Waterstone at Brier Creek, a 232-unit apartment community located in Raleigh, North Carolina, for a total purchase price of $32.7 million. We entered into an agreement to purchase the property on January 28, 2014. The purchase price was funded with $16.4 million of cash proceeds from our Rights Offering and a new mortgage loan in the amount of $16.3 million with an eight-year term. The new mortgage loan bears a fixed interest rate of 3.70% per annum, with monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity in April 5, 2022. The mortgage note is secured by Waterstone at Brier Creek property.

On February 6, 2014, we, through our Operating Partnership, completed the purchase of The Aventine, a 346-unit apartment community located in Greenville, South Carolina, for a total purchase price of $41.9 million. We had entered into a contract to purchase the property on December 5, 2013. The purchase price was funded with $20.9 million of cash proceeds from our Rights Offering and a new mortgage loan in the amount of $21.0 million with a seven-year term. The new mortgage loan bears a fixed interest rate of 3.70% per annum, with monthly payments of interest only for the initial 60 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 10, 2021. The mortgage note is secured by The Aventine of Greenville property.

On January 21, 2014, we, through our Operating Partnership, completed the purchase of Miller Creek, a 330-unit apartment community located in Germantown, Tennessee, for a total purchase price of $43.8 million. We had entered into a binding contract to purchase the property on February 22, 2013. The purchase price was funded with $17.5 million of cash proceeds from our Rights Offering and a new mortgage loan in the amount of $26.3 million with a 10-year term. The new mortgage loan bears a fixed rate interest rate of 4.60% per annum, with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 10, 2024. The mortgage note is secured by the Miller Creek property.

On January 21, 2014, we, through our Operating Partnership, completed the purchase of Estates of Wake Forest, a 288-unit apartment community located in Wake Forest, North Carolina for a total purchase price of $37.3 million. We had entered into a binding contract to purchase the property on October 29, 2012. The purchase price was funded with $18.7 million of cash proceeds from our Rights Offering and a new mortgage loan in the amount of $18.6 million with a seven-year term. The new mortgage loan bears a fixed interest rate of 3.94% per annum, with monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on February 10, 2021. The mortgage note is secured by the Estates of Wake Forest property.

Indebtedness Refinancing and Payoffs

On February 11, 2014, we, through a subsidiary, completed the refinancing of the Estates at Millenia with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage loan bears a fixed interest rate of 3.83% per annum, with monthly payments of interest only for the initial 48 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on March 5, 2021. The mortgage note is secured by the Estates at Millenia property. In conjunction with obtaining this loan, we repaid the existing $35.0 million mortgage note payable, scheduled to mature on June 3, 2014, with the proceeds from this mortgage note payable and approximately $10.0 million from cash proceeds from our Rights Offering.

On January 23, 2014, we, through a subsidiary, completed the refinancing of Fountains Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% per annum, with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 5, 2024. The mortgage note is secured by the Fountains Southend property. In conjunction with obtaining this loan, we repaid the $30.0 million interim mortgage note payable, scheduled to mature on March 24, 2014, with the proceeds from this mortgage note payable and approximately $6.2 million of cash proceeds from the our Rights Offering.

On January 21, 2014, we, through a subsidiary, paid in full the indebtedness secured by the Estates of Maitland property in the amount of $4.2 million from the cash proceeds from our Rights Offering.

On January 17, 2014, we, through a subsidiary, paid in full the credit facility indebtedness secured by the Arbors River Oaks in the amount of $9.0 million from the cash proceeds from our Rights Offering.

Pending Acquisitions

On February 26, 2014, we, through our Operating Partnership, entered into a purchase and sale agreement to purchase Waterstone at Big Creek, a 270-unit apartment community located in Alpharetta, Georgia, for a total purchase price of $40.5 million. The purchase contract provides for closing, subject to the satisfaction of customary closing conditions. The purchase price is expected to be funded with a loan under our Revolver. We expect to complete the purchase in the second quarter of 2014.

Sunnyside Land Foreclosure

On March 10, 2014, we completed foreclosure proceedings and obtained title to the Sunnyside asset.

Changes in Senior Management, Separation Payments and 2013 Incentive Bonus Awards

Separation Agreements

Pursuant to the terms of a Separation Agreement and Release (the "Levin Separation Agreement"), effective March 18, 2014, between us and Mr. Levin, Mr. Levin resigned his employment as our President and Vice Chairman and as a member of our board of directors. In consideration of a mutual release of claims against us and other related parties, and certain other agreements and covenants, pursuant to the terms of the Levin Separation Agreement, Mr. Levin received approximately 375,000 fully vested shares of common stock in a private placement and Mr. Levin surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares.

Pursuant to the terms of a Separation Agreement and Release (the "Baumann Separation Agreement"), effective February 23, 2014, between us and Mr. Baumann, Mr. Baumann resigned his employment as Chief Executive Officer (“CEO”) and as a member and Chairman of our board of directors. In consideration of a mutual release of claims against us and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of the Baumann Separation Agreement. Also on February 23, 2014, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP converted all Class B Contingent Units of limited partnership interests with a stated value of $100.00 per Class B Unit held by Mr. Baumann and certain of his affiliates. In addition, the 54,338 shares of our restricted common stock awarded to Mr. Baumann upon completion of the IPO vested in full, and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares. Further, for a period of 12 months ending on February 23, 2015, we will be required to pay a monthly amount equal to the monthly rent on 2,500 square feet of office space at market rental rates, it being presumed that any “all-in” rental rate (including rent, tenant improvement charges, expense pass-through amounts and other costs) of $40.00 per foot or less is a market rate, resulting in a cost of $0.1 million.

During the first quarter of 2014, two additional employees resigned and received cash payments totaling $0.5 million, as well as the vesting of an aggregate of 24,150 shares, reduced by an aggregate of 6,491 shares to cover tax withholding obligations applicable to the vesting of the shares.

In connection with the departures detailed above, we expect to report a one-time charge totaling approximately $6.7 million in the first quarter of 2014, of which approximately $3.3 million was paid in cash.

Base Salary Increases and 2013 Incentive Bonus Awards

On February 12, 2014, our Board of Directors appointed Mr. Ross, our Chief Financial Officer (“CFO”), to serve as our Chief Operating Officer (“COO”) in addition to his CFO role. In connection with this appointment, the Board approved an increase in his base salary to $250,000, which was retroactive to January 1, 2014. On February 23, 2014, he was appointed to serve as our interim CEO in addition to his role as CFO to fill the vacancy created by Mr. Baumann’s resignation. Upon his appointment, Mr. Ross ceased to perform the duties of COO.

On February 12, 2014, the Board approved an increase in the base salary of Mr. Hanks, our Chief Investment Officer (“CIO”), to $300,000, which was retroactive to January 1, 2014. On February 23, 2014, he was appointed to serve as our interim COO in addition to his role as CIO to fill the vacancy created by Mr. Ross’s appointment as interim CEO.

On February 12, 2014, the Board approved the payment of 2013 cash incentive bonus payments to Mr. Ross and Mr. Hanks of $100,000 and $250,000, respectively. The incentive bonus payments were made on February 17, 2014.

Binding Term Sheet for the Repurchase of Class A Preferred Stock

On February 23, 2014, we entered into a binding term sheet (the "Term Sheet") with the holders of all outstanding shares of our Class A Preferred Stock (the "Class A Preferred Stock"). Pursuant to the Term Sheet, we agreed to redeem all of the Class A Preferred Stock for an aggregate of approximately $13.8 million in cash, subject to adjustment based upon the valuation of certain parcels of land held by us (the "Land Parcels"), which are comprised of Estates of Millenia – Phase II, Venetian, Midlothian Town Center – East and The Estates at Maitland). The transactions contemplated by the Term Sheet are subject to certain conditions, including final determinations of value of the Land Parcels and the execution of a definitive agreement reflecting the terms of the Term Sheet. The Class A Preferred Stock carried an original per share liquidation preference of $100.00 per share, or $30.9 million in the aggregate, subject to a downward adjustment upon certain events, plus any accrued and unpaid distributions to and including the date of payment. Shares of Class A Preferred Stock were convertible into common stock upon the achievement of 90% physical occupancy or earlier disposition of all of the Land Parcels. The conversion rate on any such conversion would have been equal to the liquidation preference divided by, generally, the average closing price of our common stock for the 20 trading days immediately preceding the conversion, subject to a minimum price of $9.00 per share.

Dividend Declared

On February 12, 2014, the Board approved a dividend in the amount of $0.095 per share, payable to stockholders of record of common stock and common Operating Partnership units as of March 31, 2014 and payable on April 15, 2014, for a total of approximately $3.7 million.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to stockholders on an annual basis. We expect that these needs will be met from cash generated from operations and other sources, including proceeds from secured mortgage and unsecured indebtedness, proceeds from additional equity issuances, cash generated from the sale of property and the formation of joint ventures.

Long-Term Liquidity Requirements

Our principal long-term liquidity requirements will primarily be to fund additional property acquisitions, major renovation and upgrading projects and debt payments and retirements at maturities. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash, short-term credit facilities and net proceeds from the sale of certain properties as an interim measure, to be replaced by funds from borrowing under public and private equity and debt offerings, long-term secured and unsecured indebtedness, or joint venture investments. In addition, we may use Operating Partnership units issued by our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction.

Cash Flows Summary

Below is a summary of our recent cash flow activity:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Sources (uses) of cash and cash equivalents:
Operating activities	$(3,264)	$(1,160)	$3,044
Investing activities	$(49,406)	$2,893	$(30,635)
Financing activities	$56,809	$2,519	$26,532
Net change in cash and cash equivalents	4,139	4,252	(1,059)

Cash Flows for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net cash used in operating activities was approximately $3.3 million for the year ended December 31, 2013 compared to net cash used in operating activities of approximately $1.2 million for the year ended December 31, 2012. The increase in net cash used in operating activities of $2.1 million is primarily a result of an increase of $0.4 million in restricted cash, increase of $0.3 million in prepaid and other assets, reduction of $0.9 million in accounts payable and accrued expenses, reduction of $1.7 million in cash provided by discontinued operations and other increases of $1.3 million from continuing operations.

Net cash used in investing activities was approximately $49.4 million during the year ended December 31, 2013 compared to net cash provided by investing activities of approximately $2.9 million during the year ended December 31, 2012. The increase in net cash used in investing activities was primarily the result of the use of approximately $62.2 million during the year ended December 31, 2013 for the acquisition of five properties compared to the use of approximately $4.5 million during the year ended December 31, 2012 for the acquisition of two properties. The purchase of real estate assets during the year ended December 31, 2013 totaled $2.3 million, including $1.5 million in cash paid for the acquisition of a mortgage note, compared to $1.5 million during the year ended December 31, 2012. Partially offsetting the cash used in investing activity is the net proceeds of approximately $16.3 million from the sale of four properties held for sale during the year ended December 31, 2013 compared to net proceeds of approximately $7.9 million from the sale of a property held and net proceeds of approximately $0.8 million from the sale of land that was owned by Feldman prior to the recapitalization during the year ended December 31, 2012.

Net cash provided by financing activities was approximately $56.8 million during the year ended December 31, 2013 compared to net cash provided by financing activities of approximately $2.5 million during the year ended December 31, 2012. The increase in net cash provided by financing activities was primarily due to $54.5 million of net proceeds received from our public equity offering during the second quarter of 2013 and increased borrowings to finance acquisitions, partially offset by payments to redeem noncontrolling interests and for distributions to stockholders.

Cash Flows for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net cash flow used in operating activities was approximately $1.2 million for the year ended December 31, 2012 compared to net cash provided by operating activities of approximately $3.0 million for the year ended December 31, 2011. The net increase in cash used in operating activities of $4.2 million is primarily due to an increase of $7.3 million in loss from continuing operations and an increase of $4.3 million in prepaid expenses and other assets, which includes professional fees related to the initial public offering, partially offset by an increase of $2.6 million in the change in accounts payable and accrued expenses, which includes professional fees related to the recapitalization, an increase of $1.7 million in depreciation and amortization, an increase in amortization of deferred loan costs by $0.6 million, an increase of $0.2 million in the change in security deposits and deferred rent, as well as cash from discontinued operations, which increased $2.0 million for the year ended December 31, 2012 compared to the same period in 2011.

Net cash provided by investing activities was approximately $2.9 million during the year ended December 31, 2012 compared to net cash used in investing activities of $30.6 million during the year ended December 31, 2011. The increase was primarily due to the use of $15.5 million during the year ended December 31, 2011 for the acquisition of four properties compared to the use of $4.5 million during the year ended December 31, 2012 for the acquisition of two properties. Also increasing cash provided from investing activities were net proceeds of approximately $7.6 million from the sale of a property held for sale in 2012, while net cash used in investing activities for discontinued operations was $13.8 million for the same period in 2011. Finally, increasing cash provided from investing activities were net proceeds of $0.8 million from the sale of land that was owned by Feldman prior to the recapitalization in the year ended December 31, 2012.

Net cash provided by financing activities was $2.5 million during the year ended December 31, 2012 compared to net cash provided by financing activities of $26.5 million provided during the year ended December 31, 2011. The net reduction in the current year was primarily due to increases in payment of deferred loan costs of $1.2 million, recapitalization costs of $0.9 million, decreases in contributions from partners and members of $17.8 million, and the reduction of cash provided by discontinued operations of $15.7 million; partially offset by an increase in net borrowings under mortgage financing of $4.7 million, private placement of common stock of $2.7 million, a reduction due from related parties of $1.5 million and a decrease in distributions to partners, members and stockholders of $2.7 million.

On August 7, 2012, we sold an aggregate of 178,333 shares of our common stock in a private placement at a price equal to $15.00 per share to certain individuals with pre-existing relationships with us and members of our senior management team. We conducted the private placement to generate cash for working capital and general corporate purposes and used the net proceeds of $2.7 million for those purposes.

Income Taxes

No provision has been made for income taxes since all of the company’s operations are held in pass-through entities and accordingly the income or loss of the company is included in the individual income tax returns of the partners or members.

We elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2004. As a REIT, we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We believe that we are organized and operate in a manner to qualify and be taxed as a REIT and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the company’s business for the periods shown in the consolidated historical financial statements. We do not believe that inflation poses a material risk to the company. The leases at our apartment properties are short term in nature. None are longer than two years, and most are one year or less.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own a 50% interest in one joint venture, which is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) , which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses in the reporting periods. Our actual results may differ from these estimates.

We consider the following critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a discussion of all of our significant accounting policies, see Note A to the Consolidated Financial Statements.

Purchase Price Allocation and Related Depreciation and Amortization

When we acquire apartment communities, management analyzes and determines the relative value of the components of real estate assets and intangible assets acquired and assigns useful lives to such components based on age and condition at the time of original acquisition. The allocation among components of real estate assets and intangible assets and the estimates of useful lives are highly subjective and are based in part on assumptions that could differ materially from actual results in future periods.

Capital Expenditures and Depreciation

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying value of the property does not exceed the estimated net realizable value of the completed property. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Real estate taxes, construction costs, insurance, and interest costs incurred during construction periods are capitalized. Capitalized real estate taxes and interest costs are amortized over periods which are consistent with the constructed assets. Real estate investments are stated at the lower of cost less accumulated depreciation or fair value, if deemed impaired, as described below. Depreciation on real estate is computed using the straight-line method over the estimated useful lives of the related assets, generally 35 to 50 years for buildings, two to 15 years for long-lived improvements and 3 to 7 years for furniture, fixtures and equipment. Ordinary repairs and maintenance costs are expensed. Significant improvements, renovations and replacements that extend the life of the assets are capitalized and depreciated over their estimated useful lives.

Impairment of Real Estate Assets

We evaluate our real estate assets when events or occurrences, which may include significant adverse changes in operations and/or economic conditions, indicate that the carrying amounts of such assets may not be recoverable. We assess a property’s recoverability by comparing the carrying amount of the property to our estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the property, including cash flow from its eventual disposition. If our evaluation indicates that we may be unable to recover the carrying value of a property, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property. Recording an impairment loss results in an immediate negative charge to net income. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, if there are indicators of impairment, we compare the estimated fair value of our real estate investment to the carrying value, and record an impairment charge to the extent the fair value is less than the carrying amount and the decline in value is determined to be other than a temporary decline. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future operating results that could differ materially from actual results in future periods. For a discussion of our impairments see Note K to the Consolidated Financial Statements.

Revenue Recognition

Revenues are recorded when earned. Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned on a straight-line basis. Sales of real estate property occur through the use of a sales contract where gains or losses from real estate property sales are recognized upon closing of the sale. We use the accrual method and recognize gains or losses on the sale of our properties when the earnings process is complete, we have no significant continuing involvement and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes.

Property Expenses

Operating expenses associated with the rental property include costs to maintain the property on a day to day basis as well as any utility costs, real estate taxes and insurance premiums. Operating expenses are recognized as incurred.

Accounting for Recapitalization

For legal purposes, our recapitalization consisted of the contribution by the Trade Street Funds of all of their respective interests in the entities that own the Contributed Properties and the Contributed Land Investments and the contribution by Trade Street Advisor GP, Inc., Trade Street Capital and Mr. Baumann and his wife and all of their interest in the real estate investment advisory and management platform to the surviving legal entity, Trade Street Residential, Inc., a Maryland corporation, formerly known as Feldman Mall Properties, Inc. prior to June 1, 2012. For accounting purposes the transaction was accounted for as a recapitalization, and TSIA, which was owned and controlled by Mr. Baumann, was deemed to be the “accounting acquirer.” Accordingly, the accompanying historical audited financial statements of Trade Street Residential, Inc. and the audited historical consolidated financial statements of Trade Street Residential, Inc. included elsewhere in this Annual Report on Form 10-K and the discussion below represent the historical financial statements of the entities contributed to the Operating Partnership prior to June 1, 2012, which have been retroactively adjusted to reflect the legal capital of the recapitalized corporation, and Trade Street Residential Inc. subsequent to June 1, 2012. See Note A to the Consolidated Financial Statements for further discussion.

Accounting for the Variable Interest Entity

Under Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC 810, “Consolidation,” when a reporting entity is the primary beneficiary of an entity that is a variable interest entity as defined in FASB ASC 810, the variable interest entity must be consolidated into the financial statements of the reporting entity. The determination of the primary beneficiary requires management to make significant estimates and judgments about rights, obligations, and economic interests in such entities as well as the same of the other owners. A primary beneficiary has both the power to direct the activities that most significantly impact the variable interest entity, and the obligation to absorb losses and the right to receive benefits from the variable interest entity. Unconsolidated joint ventures in which we do not have a controlling interest but exercise significant influence are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses. The entities contributed to the Operating Partnership in the recapitalization were under common control, directly or indirectly owned by an individual.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Fixed Interest Rate Debt

As of December 31, 2013, we had approximately $146.0 million of fixed rate mortgage debt, or approximately 58.5% of our outstanding mortgage debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had an average effective interest rate as of December 31, 2013 of 4.05% per annum with an average of 9.25 years to maturity.

Variable Interest Rate Debt

As of December 31, 2013, we had approximately $103.6 million of variable rate mortgage debt, or approximately 41.5% of our outstanding debt. As of December 31, 2013, we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our variable rate mortgage debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively. Our total outstanding variable rate mortgage debt had an average effective interest rate as of December 31, 2013 of 4.95% per annum with an average of 1.60 years to maturity. See Note O to the Consolidated Financial Statements for refinancing activity subsequent to December 31, 2013.

Item. 8 Financial Statements and Supplementary Data.

Our response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 11.  Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2013

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders(1)	243,011	$9.80	4,329
Equity compensation plans not approved by security holders	—	—	—

Totals	243,011	$9.80	4,329

(1)	See Note H to the Consolidated Financial Statements for more information about our stock-based compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

PART IV

Item 15. Exhibits and Financial Statements.

The following documents are filed as part of this report.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Index to Exhibits:

The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description

2.1	Contribution Agreement by and among Trade Street Property Fund I, LP, Trade Street Capital, LLC, Feldman Mall Properties, Inc., Feldman Equities Operating Partnership, LP, and BCOM Real Estate Fund, LLC, dated April 23, 2012, previously filed as Exhibit 2.1 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013

2.2	First Amendment to Contribution Agreement, dated June 1, 2012, previously filed as Exhibit 2.2 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013

3.1	Articles of Restatement of Trade Street Residential, Inc., previously filed as Exhibit 3.1 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on March 29, 2013

3.2	Third Amended and Restated Bylaws of Trade Street Residential, Inc., previously filed as Exhibit 3.2 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on January 24, 2013

10.1	Standby Purchase Agreement, dated as of November 12, 2013, by and among Trade Street Residential, Inc., Senator Global Opportunity Fund LP, and Senator Global Opportunity Intermediate Fund L.P., previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on November 12, 2013

10.2	Stockholders Agreement, dated as of January 16, 2014, by and among the Company and the Investors party thereto, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on January 21, 2014

Exhibit No.	Description

10.3	Management Purchase Agreement, dated as of November 12, 2013, by and among Trade Street Residential, Inc., Michael Baumann and David Levin, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on November 12, 2013
10.4	Voting Agreement, dated as of November 12, 2013, by and among the Company, the Investors party thereto and Michael Baumann, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on November 12, 2013
10.5	Voting Agreement, dated as of November 12, 2013, by and among the Company, the Investors party thereto and David Levin, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on November 12, 2013
10.6	Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, previously filed as Exhibit 10.1 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013
10.7	Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, previously filed as Exhibit 10.18 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on March 29, 2013
10.8	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP dated February 23, 2014, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.9	Multifamily Loan and Security Agreement (Non-Recourse) by and between Fox Partners, LLC and Red Mortgage Capital, LLC, dated December 6, 2011, previously filed as Exhibit 10.2 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on January 24, 2013
10.10	Multifamily Loan and Security Agreement (Non-Recourse) by and between River Oaks Partners, LLC and Walker & Dunlop, LLC, dated December 21, 2011, previously filed as Exhibit 10.3 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on January 24, 2013
10.11	Multifamily Loan and Security Agreement (Non-Recourse) by and between Pointe at Canyon Ridge, LLC and CBRE Multifamily Capital, Inc., dated May 31, 2013, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) filed on June 6, 2013
10.12	Multifamily Note by BSF/BR Augusta, LLC in favor of CWCapital LLC, dated September 1, 2010, previously filed as Exhibit 10.5 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on January 24, 2013
10.13	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement by BSF/BR Augusta, LLC in favor of CWCapital LLC, dated September 1, 2010, previously filed as Exhibit 10.6 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on January 24, 2013
10.14+	Equity Incentive Plan, previously filed as Exhibit 10.7 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013
10.15+	Form of LTIP Award Agreement, previously filed as Exhibit 10.8 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013
10.16+	Employment Agreement between Trade Street Residential, Inc. and Michael Baumann dated September 26, 2013, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on October 2, 2013
10.17+	Employment Agreement between Trade Street Residential, Inc. and David Levin dated September 26, 2013, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on October 2, 2013
10.18+	Employment Agreement between Trade Street Residential, Inc. and Richard Ross dated September 26, 2013, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on October 2, 2013
10.19	Contribution Agreement by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP and BREF/BUSF Millenia Associates, LLC, dated December 3, 2012, previously filed as Exhibit 10.12 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on January 24, 2013
10.20	Loan Agreement between Millenia 700, LLC and NXT Capital, LLC, dated December 3, 2012, previously filed as Exhibit 10.13 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on January 24, 2013
10.21	Credit Agreement by and among Trade Street Operating Partnership, LP and BMO Harris Bank N.A., dated January 31, 2013 (the “BMO Credit Agreement”), previously filed as Exhibit 10.14 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013
10.22	First Amendment to BMO Credit Agreement by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated April 16, 2013, previously filed as Exhibit 10.11 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.23	Second Amendment to BMO Credit Agreement by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated June 13, 2013, previously filed as Exhibit 10.12 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.24	Third Amendment to BMO Credit Agreement and Waiver, dated November 4, 2013, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., BMO Harris Bank, N.A. and BSF-Arbors River Oaks, LLC, dated November 4, 2013, previously filed as Exhibit 10.10 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on November 12, 2013

Exhibit No.	Description

10.25	Credit Agreement dated January 31, 2014, by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, Regions Bank, as lead arranger, U.S. Bank National Association and the other lenders named therein (the “Regions Credit Agreement), previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.26	First Amendment to Regions Credit Agreement dated as of February 24, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.27	Revolving Note by Trade Street Residential Operating Partnership, LP in the amount of $25,000,000 for Regions Bank dated January 31, 2014, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.28	Revolving Note by Trade Street Residential Operating Partnership, LP in the amount of $50,000,000 for Regions Bank dated January 31, 2014, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.29	Swingline Note by Trade Street Residential Operating Partnership, LP for Regions Bank dated January 31, 2014, previously filed as Exhibit 10.5 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.30	Guaranty dated as of January 31, 2014 executed and delivered by Trade Street Residential, Inc., BSF-Arbors River Oaks, LLC, Post Oak JV, LLC, Fox Partners, LLC and Merce Partners LLC in favor of Regions Bank, in its capacity as Administrative Agent for the lenders named in the Regions Credit Agreement, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.31	Warrant Agreement by and between Trade Street Residential, Inc. and American Stock Transfer & Trust Company, LLC, dated June 1, 2012, previously filed as Exhibit 10.15 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013
10.32	Form of Indemnification Agreement between Trade Street Residential, Inc. and independent director, previously filed as Exhibit 10.16 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013
10.33	Form of Indemnification Agreement between Trade Street Residential, Inc. and executive officer or affiliated director, previously filed as Exhibit 10.17 to the Registration Statement filed on Form S-11/A (File No. 333-185936) on February 14, 2013
10.34	Loan Agreement by and between TS New Bern, LLC and NXT Capital, LLC, dated September 23, 2013, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on September 27, 2013
10.35	Promissory Note from TS New Bern, LLC to NXT Capital, LLC, dated September 23, 2013, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on September 27, 2013
10.36	Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Talison Row, LLC to New York Life Insurance Company, dated August 26, 2013, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on August 30, 2013
10.37	Promissory Note from TS Talison Row, LLC to New York Life Insurance Company, dated August 26, 2013, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on August 30, 2013
10.38	Side Letter from New York Life Insurance Company to TS Talison Row, LLC dated August 26, 2013, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on August 30, 2013
10.39	Purchase and Sale Agreement, dated as of November 16, 2012, by and between CRP/WF Creekstone, LLC and Trade Street Operating Partnership, LP, previously filed as Exhibit 10.42 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.40	First Amendment to Purchase and Sale Agreement, dated February 5, 2013, by and between CRP/WF Creekstone, LLC and Trade Street Operating Partnership, LP, previously filed as Exhibit 10.43 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.41	Second Amendment to Purchase and Sale Agreement, dated May 2, 2013, by and between CRP/WF Creekstone, LLC and Trade Street Operating Partnership, LP, previously filed as Exhibit 10.44 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.42	Third Amendment to Purchase and Sale Agreement, dated May 10, 2013, by and between CRP/WF Creekstone, LLC and Trade Street Operating Partnership, LP, previously filed as Exhibit 10.45 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.43	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing from TS Creekstone, LLC to The Fidelity Company for the benefit of New York Life Insurance Company, dated May 17, 2013, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on May 21, 2013
10.44	Promissory Note from TS Creekstone, LLC to New York Life Insurance Company, dated May 17, 2013, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on May 21, 2013
10.45	Purchase and Sale Agreement, dated December 20, 2013, by and among Fountains at New Bern Station, LLC, New Bern Station Holdings, LLC and Trade Street Operating Partnership, LP, previously filed as Exhibit 10.46 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.46	First Amendment to Purchase and Sale Agreement, dated January 9, 2013, by and among Fountains at New Bern Station, LLC, New Bern Station Holdings, LLC and Trade Street Operating Partnership, LP, previously filed as Exhibit 10.47 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013

Exhibit No.	Description

10.47	Second Amendment to Purchase and Sale Agreement, dated September 9, 2013, by and among Fountains at New Bern Station, LLC, New Bern Station Holdings, LLC, Proffit Dixon Partners, LLC, the Members of Proffit Dixon Partners, LLC, Proffit Dixon Holding Company, LLC and Trade Street Operating Partnership, LP, previously filed as Exhibit 10.48 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.48	Purchase and Sale Agreement by and between Miller Creek Residences, LLC and Trade Street Operating Partnership, L.P., dated February 22, 2013, previously filed as Exhibit 10.1 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.49	First Amendment to Purchase and Sale Agreement by and between Miller Creek Residences, LLC and Trade Street Operating Partnership, L.P., dated April 8, 2013, previously filed as Exhibit 10.2 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.50	Second Amendment to Purchase and Sale Agreement by and between Miller Creek Residences, LLC and Trade Street Operating Partnership, L.P., dated May 10, 2013, previously filed as Exhibit 10.3 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.51	Third Amendment to Purchase and Sale Agreement by and between Miller Creek Residences, LLC and Trade Street Operating Partnership, L.P., dated January 27, 2014, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.52	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Miller Creek, LLC to David J. Harris, as Trustee, for the benefit of New York Life Insurance Company, dated January 21, 2014, previously filed as Exhibit 10.5 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.53	Promissory Note by TS Miller Creek, LLC to New York Life Insurance Company, dated January 21, 2014, previously filed as Exhibit 10.6 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.54	Guaranty executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP for the benefit of New York Life Insurance Company, dated January 21, 2014, with respect to Miller Creek, previously filed as Exhibit 10.7 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.55	Purchase and Sale Agreement by and between Talison Row Associates, LP and Trade Street Operating Partnership, L.P., dated April 8, 2013, Trade Street Operating Partnership, L.P., previously filed as Exhibit 10.4 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.56	First Amendment to Purchase and Sale Agreement by and between Talison Row Associates, LP and Trade Street Operating Partnership, LP, dated April 26, 2013, previously filed as Exhibit 10.5 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.57	Second Amendment to Purchase and Sale Agreement between Talison Row Associates, LP and Trade Street Operating Partnership, LP, dated April 26, 2013, previously filed as Exhibit 10.6 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.58	Purchase and Sale Agreement by and between Wake Forest Apartments LLC and Trade Street Operating Partnership, L.P., dated October 29, 2012, previously filed as Exhibit 10.8 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.59	Amendment to Purchase and Sale Agreement by and between Wake Forest Apartments LLC and Trade Street Operating Partnership, L.P., dated January 14, 2014, previously filed as Exhibit 10.9 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.60	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Wake Forest Apartments LLC to The Fidelity Company, as Trustee, for the benefit of New York Life Insurance Company, dated January 21, 2014, previously filed as Exhibit 10.10 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.61	Promissory Note by Wake Forest Apartments, LLC to New York Life Insurance Company, dated January 21, 2014, previously filed as Exhibit 10.11 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.62	Guaranty executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP for the benefit of New York Life Insurance Company, dated January 21, 2014, with respect to the Estate of Wake Forest, previously filed as Exhibit 10.12 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.63	Purchase and Sale Agreement by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, L.P., dated December 5, 2013, previously filed as Exhibit 10.49 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.64	First Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, L.P., dated December 11, 2013, previously filed as Exhibit 10.50 to the Registration Statement filed on Form S-11/A (File No. 333-192255) on December 19, 2013
10.65	Second Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, L.P., dated December 26, 2013, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
10.66	Third Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, L.P., dated January 3, 2014, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
10.67	Fourth Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, L.P., dated January 17, 2014, previously filed as Exhibit 10.5 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014

Exhibit No.	Description

10.68	Promissory Note by TS Aventine, LLC to The Northwestern Mutual Life Insurance Company, dated February 3, 2014, previously filed as Exhibit 10.6 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
10.69	Guarantee of Recourse Obligations executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, dated February 3, 2014, previously filed as Exhibit 10.7 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
10.70	Purchase and Sale Agreement by and between Morrow Investors, Inc. and Trade Street Operating Partnership, L.P., and the sellers named therein dated February 26, 2013, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on March 4, 2014
10.71	Purchase and Sale Contract for Stacy Road Partners, LLC, by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, Morrow Investors, Inc. and the individual members of Stacy Road Partners, LLC, dated June 6, 2013, previously filed as Exhibit 10.12 to the Quarterly Report filed on Form 10-Q on August 13, 2013
10.72	Deed of Trust and Security Agreement between TS Craig Ranch, LLC, Kevin L. Westra and The Northwestern Mutual Life Insurance Company, dated March 12, 2014, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on March 24, 2014.
10.73	Promissory Note by TS Craig Ranch, LLC to The Northwestern Mutual Life Insurance Company, dated March 12, 2014, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on March 24, 2014
10.74	Guarantee of Recourse Obligations executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, dated March 12, 2014, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on March 24, 2014
10.75+	Form of Stock Award Agreement for 2013 Equity Incentive Plan, previously filed as Exhibit 10.7 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on June 14, 2013
10.76+	Stock Award Agreement by Trade Street Residential, Inc. to Michael D. Baumann, dated May 16, 2013, previously filed as Exhibit 10.13 to the Quarterly Report filed on Form 10-Q (File No. 001-32365) on August 13, 2013
10.77	Confidential Separation Agreement, General Release and Covenant Not to Sue between Humberto L. Lopez and Trade Street Residential, Inc., dated September 13, 2013, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on September 18, 2013
10.78	Binding Term Sheet by and among Trade Street Residential, Inc., BCOM Real Estate Fund Liquidating Trust and BREF/BUSF Millenia Associates, LLC dated February 23, 2014, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.79	Separation Agreement and Release by and between Michael D. Baumann and Trade Street Residential, Inc. dated February 23, 2014, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.80	Separation Agreement and Release by and between David Levin and Trade Street Residential, Inc. dated March 17, 2014, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on March 18, 2014
10.81+	Indemnification Agreement, dated as of January 16, 2014, by and between the Company and Michael Simanovsky, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on January 21, 2014
10.82+	Indemnification Agreement, dated as of February 11, 2014, by and between the Company and Evan Gartenlaub, previously filed as Exhibit 10.8 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
21.1*	List of subsidiaries of Trade Street Residential, Inc.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith)
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

For the years ended December 31, 2013, 2012 and 2011
101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report
+	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADE STREET RESIDENTIAL, INC.

Date: March 26, 2014	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard H. Ross	Chief Executive Officer and Chief Financial
Richard H. Ross	Officer (principal executive officer, principal financial officer and principal accounting officer)	March 26, 2014

/s/ Mack D. Pridgen III	Chairman of the Board	March 25, 2014
Mack D. Pridgen III

/s/ Randolph C. Coley	Director	March 25, 2014
Randolph C. Coley

/s/ Michael Simanovsky	Director	March 25, 2014
Michael Simanovsky

/s/ Evan Gartenlaub	Director	March 25, 2014
Evan Gartenlaub

/s/ Adam Sklar	Director	March 25, 2014
Adam Sklar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Trade Street Residential, Inc.

We have audited the accompanying consolidated balance sheets of Trade Street Residential, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trade Street Residential, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Miami, Florida

March 26, 2014

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Real estate
Land and improvements	$58,560	$35,446
Buildings and improvements	272,849	133,638
Furniture, fixtures, and equipment	9,016	6,270
	340,425	175,354
Less accumulated depreciation	(14,369)	(6,862)
Net investment in operating properties	326,056	168,492

Land held for future development ( including $1,477 and $0 of consolidated variable interest entity, respectively)	31,963	42,623
Operating properties held for sale	-	58,638
Net real estate assets	358,019	269,753
Other assets
Investment in unconsolidated joint venture	2,421	2,582
Cash and cash equivalents (including $148 and $0 of consolidated variable interest entity, respectively)	9,037	4,898
Restricted cash and lender reserves	3,203	2,796
Deferred financing costs, net	3,022	2,166
Intangible assets, net	1,571	1,692
Due from related parties	803	871
Prepaid expenses and other assets	9,560	4,881
Assets held for sale	-	2,271
	29,617	22,157

TOTAL ASSETS	$387,636	$291,910

LIABILITIES
Indebtedness	$249,584	$133,246
Accrued interest payable	840	385
Accounts payable and accrued expenses	6,119	4,380
Dividends payable	1,247	138
Due to related parties	120	202
Security deposits and deferred rent	1,029	524
Payable for the redemption of noncontrolling interest	-	3,758
Acquisition consideration payable in preferred stock	294	3,674
Liabilities related to assets held for sale	-	53,161
TOTAL LIABILITIES	259,233	199,468

Commitments & contingencies	-	-

REDEEMABLE PREFERRED STOCK AND UNITS
Class A preferred stock; $0.01 par value; 423 shares authorized, 273 shares issued and outstanding at December 31, 2012	-	26,803
Noncontrolling interest - Operating Partnership - Preferred B and C units	-	19,400

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423 shares authorized, 309 shares issued and outstanding at December 31, 2013	3	-
Common stock, $0.01 par value per share; 1,000,000 authorized; 11,469 and 4,717 shares issued and outstanding at December 31, 2013 and 2012, respectively	115	47
Additional paid-in capital	162,681	73,560
Accumulated deficit	(52,053)	(37,959)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	110,746	35,648
Noncontrolling interests	17,657	10,591
TOTAL STOCKHOLDERS' EQUITY	128,403	46,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$387,636	$291,910

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Property revenues
Rental revenue	$26,261	$13,212	$8,309
Other property revenues	2,696	1,248	716
Total property revenues	28,957	14,460	9,025

Property expenses
Property operations and maintenance	9,243	5,331	3,064
Real estate taxes and insurance	3,942	2,122	1,393
Total property expenses	13,185	7,453	4,457

Other expenses
General and administrative	8,683	3,748	748
Interest expense	8,947	3,751	1,947
Depreciation and amortization	11,918	4,844	3,105
Development and pursuit costs	180	19	-
Acquisition and recapitalization costs	919	2,331	445
Acquisition fees from related parties	-	-	486
Asset impairment losses	12,419	-	55
Amortization of deferred financing costs	1,443	636	81
Loss on early extinguishment of debt	1,146	538	-
Provision for loan losses	-	-	59
Total other expenses	45,655	15,867	6,926

Other income	88	267	1,086
Income from unconsolidated joint venture	67	46	43
Gain on bargain purchase	6,900	-	-

Loss from continuing operations	(22,828)	(8,547)	(1,229)

Discontinued operations
Loss on operations of rental property	(413)	(2,187)	(2,569)
Gain from sale of rental property	6,685	2,183	-
Income (loss) from discontinued operations	6,272	(4)	(2,569)

Net loss	(16,556)	(8,551)	(3,798)
Loss allocated to noncontrolling interest holders	2,462	1,709	377
Dividends declared and accreted on preferred stock and units	(940)	(376)	-
Dividends to restricted stockholders	(52)	-	-
Extinguishment of equity securities	11,716	-	-
Adjustments attributable to participating securities	(2,241)	-	-
Net loss attributable to common stockholders	$(5,611)	$(7,218)	$(3,421)

Earnings (loss) per common share - basic and diluted:
Continuing operations	$(1.36)	$(3.17)	$(8.85)
Discontinued operations	0.72	-	(26.68)
Net loss attributable to common stockholders	$(0.64)	$(3.17)	$(35.53)

Weighted average number of shares - basic and diluted	8,762	2,278	96

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Trade Street Residential, Inc.
					Additional					Class A
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total	Temporary	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity	Equity	Shares

Equity, January 1, 2011	-	$-	96	$1	$86,913	$(27,277)	$84	$59,721	$-	-
Contributions from partners and members	-	-	-	-	27,731	-	7,619	35,350	-	-
Distributions from partners and members	-	-	-	-	(6,341)	(419)	(176)	(6,936)	-	-
Net loss	-	-	-	-		(3,421)	(377)	(3,798)	-	-
Equity, December 31, 2011	-	-	96	1	108,303	(31,117)	7,150	84,337	-	-

Contributions from partners and members	-	-	-	-	3,731	-	74	3,805	-	-
Distributions from partners and members	-	-	-	-	(4,209)	-	(254)	(4,463)	-	-
Net loss	-	-	-	-		(6,842)	(572)	(7,414)	(1,137)	-
Recapitalization of Feldman Mall Properties	-	-	3,408	34	(9,927)	-	10,182	289	-	-
Recapitalization costs	-	-	-	-	(868)	-	-	(868)	-	-
Transfer of stock and units to temporary equity	-	-	-	-	(37,696)	-	-	(37,696)	37,696	173
Accretion of preferred stock and preferred units	-	-	-	-	(376)	-	-	(376)	376	-
Redemption of noncontrolling interests	-	-	53	1	(1,669)	-	(5,989)	(7,657)	-	-
Private placement	-	-	178	2	2,673	-	-	2,675	-	-
Shares issued for acquisition	-	-	940	9	14,094	-	-	14,103	9,268	100
Distributions to shareholders	-	-	42	-	(496)	-	-	(496)	-	-
Equity, December 31, 2012	-	-	4,717	47	73,560	(37,959)	10,591	46,239	46,203	273

Proceeds from sale of common stock, net	-	-	6,354	64	54,299	-	-	54,363	-	-
Distributions	-	-	-	-	-	-	(70)	(70)	-	-
Net loss	-	-	-	-	-	(14,094)	(2,462)	(16,556)	-	-
Dividends to stockholders	-	-	-	-	(4,998)	-	(621)	(5,619)	-	-
Shares issued for acquisition	36	-	-	-	3,318	-	-	3,318	-	-
Stock compensation	-	-	377	4	1,257	-	-	1,261	-	-
Shares issued to directors	-	-	21	-	210	-	-	210	-	-
Accretion of preferred stock and
preferred units	-	-	-	-	(47)	-	-	(47)	47	-
Transfer of stock and units to permanent equity	273	3	-	-	26,850	-	19,397	46,250	(46,250)	(273)
Exchange of common OP for Class B
contingent units	-	-	-	-	8,232	-	(8,232)	-	-	-
Noncontrolling interest in rental property sold	-	-	-	-	-	-	(946)	(946)	-	-

Equity balance, December 31, 2013	309	$3	11,469	$115	$162,681	$(52,053)	$17,657	$128,403	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(16,556)	$(8,551)	$(3,798)
(Income) loss from discontinued operations	(6,272)	4	2,569
Loss from continuing operations	(22,828)	(8,547)	(1,229)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,918	4,844	3,105
Amortization of tax abatement	88	-	-
Amortization of deferred loan costs	1,443	636	81
Loss on extinguishment of debt	1,146	538	-
Asset impairment losses	12,419	-	55
Non-cash stock compensation	1,471	-	-
Gain on bargain purchase	(6,900)	-	-
Income of unconsolidated joint venture	(67)	(46)	(43)
Accrued interest income - related party	(78)	(76)	-
Increases in allowances for loan losses	-	-	59
Net changes in assets and liabilities:
Restricted cash and lender reserves	(406)	(10)	14
Prepaid expenses and other assets	(4,679)	(4,407)	(156)
Accounts payable, accrued expenses and accrued interest payable	2,030	2,968	414
Due to related parties	(83)	99	85
Security deposits and deferred rent	505	337	120
Net cash (used in) provided by operating activities - continuing operations	(4,021)	(3,664)	2,505
Net cash provided by operating activities - discontinued operations	757	2,504	539
Net cash (used in) provided by operating activities	(3,264)	(1,160)	3,044

Cash flows from investing activities:
Cash distributions received from unconsolidated joint venture	228	446	598
Proceeds from sale of real estate assets	-	844	-
Consolidation of variable interest entity	148	-	-
Purchase of business	(62,178)	(4,480)	(15,463)
Purchase of real estate loan	(1,450)	-	-
Purchase of real estate assets	(2,313)	(1,469)	(1,915)
Advances under mezzanine loans	-	-	(59)
Net cash (used in) investing activities - continuing operations	(65,565)	(4,659)	(16,839)
Net cash provided by (used in) investing activities - discontinued operations	16,159	7,552	(13,796)
Net cash (used in) provided by investing activities	(49,406)	2,893	(30,635)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	54,528	-	-
Borrowings under secured mortgage indebtedness	49,000	32,274	-
Payments under secured mortgage indebtedness	(39,983)	(27,852)	(272)
Borrowings under secured revolving credit facility	13,000	-	-
Payments under secured revolving credit facility	(4,000)	-	-
Payments of deferred loan costs	(2,428)	(1,833)	(613)
Payments for redemption of noncontrolling interest	(3,758)	-	-
Payments of prepayment for early extinguishment of debt	(1,014)	(269)	-
Distributions to stockholders and unitholders	(4,511)	(359)	-
Due to (from) related parties	146	(803)	(2,315)
Distributions to noncontrolling interest	-	(61)	(85)
Contributions from noncontrolling interest	-	74	6,104
Distributions to partners and members	-	(786)	(3,804)
Capital contributions from partners and members	-	2,629	14,173
Cash acquired from recapitalization	-	23	-
Recapitalization costs	-	(868)	-
Proceeds received from private placement	-	2,675	-
Net cash provided by financing activities - continuing operations	60,980	4,844	13,188
Net cash (used in) provided by financing activities - discontinued operations	(4,171)	(2,325)	13,344
Net cash provided by provided by financing activities	56,809	2,519	26,532

Net change in cash and cash equivalents	4,139	4,252	(1,059)
Cash and cash equivalents at beginning of period	4,898	646	1,705
Cash and cash equivalents at end of year	$9,037	$4,898	$646

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest of $0.2 million, $0.4 million and $0.3 million respectively.	$8,492	$5,044	$3,331

Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$98,322	$44,996	$54,717
Stock issued for consideration of business acquisition	$3,318	$23,371	$-
Transfer preferred shares/units to permanent equity	$46,250	$-	$-
Transfer preferred shares/units to temporary equity	$-	$37,696	$-
Offering costs included in accounts payable	$164	$-	$-
Acquisition consideration payable in preferred stock	$294	$3,674	$-
Reclassification of loan from real estate loans to land and improvements	$-	$11,000	$-
Payable for the redemption of noncontrolling interest	$-	$7,657	$-
Non cash distribution of accounts receivables to partners and members	$-	$645	$2,002
Net assets acquired from recapitalization	$-	$266	$-
Dividends payable	$1,247	$138	$-
Stock dividend to common stockholders	$-	$64	$-
Accrual of Class B current return	$-	$-	$12

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Trade Street Residential, Inc. (the “Company” or “TSRE”) is the surviving legal entity of the reverse recapitalization transaction that occurred on June 1, 2012, as described below. The consolidated financial statements as of and for the year ended December 31, 2013, represents the audited financial statements of Trade Street Residential, Inc. which reflect the combination of certain real estate entities and management operations that were contributed to the Company in a reverse recapitalization transaction (the “recapitalization”). The Company includes certain subsidiaries of Trade Street Property Fund I, LP (“TSPFI”) and BCOM Real Estate Fund, LLC (“BREF”), as well as TS Manager, LLC, Trade Street Property Management, LLC and Trade Street Investment Adviser, LLLP (“TSIA”), collectively Trade Street Company. The audited consolidated financial statements for the year ended December 31, 2012 include the operations and cash flows of Trade Street Company for the five months ended May 31, 2012, the day prior to effectiveness of the recapitalization. The historical audited financial statements as of and for the year ended December 31, 2011 represents the audited financial statements of Trade Street Company. During all periods presented in the accompanying Consolidated Financial Statements up to June 1, 2012, the entities comprising Trade Street Company were under common control with Trade Street Capital, LLC (“Trade Street Capital”), a real estate investment and management company ultimately owned and controlled by an individual.

The Company is engaged in the business of acquiring, owning, operating and managing conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban markets of larger cities primarily in the southeastern United States, including Texas.

As of December 31, 2013, the Company’s primary assets consisted of 15 operating apartment communities, of which 14 were wholly-owned and one was through an unconsolidated joint venture in which the Company has a 50% interest and four development properties. The Company’s revenues were primarily derived from rents received from residents in its apartment communities. Under the terms of the leases, the residents of the Company’s communities are obligated to reimburse the Company for certain utilities. These utility reimbursements are recorded as other property revenues in the consolidated statements of operations. In 2012, prior to the recapitalization, the Company earned fees from serving as an adviser to affiliates and other third parties with respect to real estate assets. The Company, through its affiliates, actively manages the acquisition and operations of its real estate investments. The Company may also enter into management agreements relating to the management of the operations of certain of its real estate investments.

On June 1, 2012, the Company completed the recapitalization transaction with Feldman Mall Properties, Inc. (“Feldman”), a Maryland corporation that qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes. Immediately prior to the reverse recapitalization transaction, Feldman held a single parcel of land having minimal value (which was sold shortly after the recapitalization transaction) and conducted no operations. In the recapitalization, Feldman acquired certain contributed apartment assets in exchange for shares of common and preferred stock in Feldman and common and preferred units in Trade Street Operating Partnership, LP, a newly formed operating partnership (the “Operating Partnership” or “OP”) that, at the time of the recapitalization transaction, was owned by Feldman and a wholly-owned subsidiary of Feldman. Immediately following consummation of the recapitalization, TSPFI and BREF collectively owned approximately 96% of the voting stock of Feldman. For accounting purposes, TSIA was deemed to be the acquirer in the recapitalization transaction, although Feldman was the legal acquirer and surviving entity in the transaction. The transaction was accounted for as a reverse recapitalization, as it is a capital transaction in substance, rather than a business combination. As a reverse recapitalization, no goodwill is recorded. For accounting purposes, the legal acquiree is treated as the continuing reporting entity that acquired the legal acquirer. Consequently, the financial statements of the Company reflect the consolidated financial statements of Trade Street Company prior to June 1, 2012 and thereafter also include Feldman. All assets and liabilities are recorded at their historical cost, except for land acquired from Feldman that, prior to the recapitalization, was recorded at its net realizable value. The legal capital for the accounting acquirer is adjusted retroactively to reflect the legal capital of Feldman as of December 31, 2011. In connection with the recapitalization, costs of approximately $2.7 million were incurred during 2012, of which $0.9 million was recorded as charges against additional paid-in capital in the accompanying statement of stockholders’ equity and $1.8 million was recorded as recapitalization expenses in the accompanying consolidated statements of operations.

Concurrent with the recapitalization transaction, Feldman changed its name to Trade Street Residential, Inc.

Following is a summary of transactions in connection with the reverse recapitalization transaction (after giving effect to the reverse stock split that was effected on January 17, 2013, as discussed in Note G):

•	TSPF and BREF contributed to the Operating Partnership all of their respective interests in 12 operating properties and investment in a joint venture, a promissory note, and three development assets in exchange for an aggregate of 3,396,976 shares of common stock and 173,326 shares of Class A preferred stock. In addition, a joint venture partner in one of the operating properties contributed to the Operating Partnership all of its interest in such operating property in exchange for an aggregate of 52,868 shares of the Company’s common stock (see Note G).

•	Feldman issued to stockholders of record as of May 17, 2012, as a special distribution, warrants to purchase an aggregate of 139,215 shares of common stock, which warrants are exercisable for a period of two years following listing of the Company’s common stock on a national securities exchange at an exercise price of $21.60 per share, subject to adjustment for any other stock splits, stock distributions and other capital changes.

•	Feldman declared a special distribution payable to stockholders of record as of May 17, 2012, in an amount equal to $7.50 per share, payable on the earlier of (A) five business days after the date Feldman sold a parcel of land commonly known as the “Northgate Parcel” or (B) July 16, 2012. As the Northgate Parcel was not sold prior to July 16, 2012, the special distribution was paid in 42,340 shares of common stock on July 16, 2012.

•	Trade Street Capital and its owners contributed to the Operating Partnership all of their ownership interests in TSIA and TS Manager, LLC in exchange for (i) 546,132 common units, (ii) 98,304 Class B preferred units, and (iii) 98,304 Class C preferred units of limited partnership interest in the Operating Partnership. The terms of the Class B units and Class C preferred units were subsequently amended (see Note G).

•	Trade Street Capital contributed its property management company, Trade Street Property Management, LLC, to the Operating Partnership for no additional consideration.

•	Feldman issued 5,000 shares of common stock having a value of $0.1 million to Brandywine Financial Services Corporation (“Brandywine”) as payment in full of a termination payment due upon termination of the management services agreement between Feldman and Brandywine.

TSPFI and BREF have other ownership interests that were not contributed to Trade Street Residential, Inc. in the recapitalization transaction and, therefore, these financial statements are not intended to represent the consolidated financial position or results of operations of TSPFI and BREF, but rather that of the Company.

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

See Note O for shares issued subsequent to December 31, 2013.

Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) and represent the assets and liabilities and operating results of the Company. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the Consolidated Financial Statements herein.

Principles of Consolidation: The accompanying Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and their wholly-owned subsidiaries. Until March 2013, certain properties were not wholly owned, resulting in noncontrolling interests. Income (loss) allocations, if any, to noncontrolling interests includes the pro rata share of such properties’ net real estate income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, “Consolidation,” when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”) as defined in FASB ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE. A primary beneficiary has both the power to direct the activities that most significantly impact the VIE and the obligation to absorb losses or the right to receive benefits from the VIE. On March 1, 2013, the Company sold its 70% interest in a VIE to its joint venture partner (see Note M). Starting in the first quarter of 2013, the Company consolidated an additional VIE (see Note C). In assessing whether the Company was the primary beneficiary, the Company concluded that it has the power to direct the activities of the VIE and that the Company has the obligation to absorb losses and the right to receive benefits from the VIE that could be significant to the entities.

Unconsolidated joint ventures in which the Company does not have a controlling interest but exercises significant influence, are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses. The Company holds a 50% interest in BSF/BR Augusta JV, LLC (the owner of The Estates at Perimeter operating property) which is accounted for under the equity method.

Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these Consolidated Financial Statements and accompanying notes. The more significant estimates include those related to whether the carrying values of real estate assets have been impaired and estimates related to the valuation of the Company’s investment in a joint venture. While management believes that the estimates used are reasonable, actual results could differ from the estimates.

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

The Company has allocated the cost of acquisitions of real estate assets to assets acquired and liabilities assumed based on estimated fair values. The purchase price is allocated to land, building, improvements, personal property, intangibles such as in-place leases and tax abatements, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related remaining lease term (typically six months) and reflected in depreciation and amortization in the consolidated statements of operations.

Transaction costs related to the acquisition of a real estate asset, such as broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and are included in acquisition costs in the consolidated statements of operations.

Investment in Real Estate: Real estate investments are stated at the lower of cost less accumulated depreciation or fair value, if deemed impaired, as described below. Depreciation on real estate is computed using the straight-line method over the estimated useful lives of the related assets, generally 35 to 50 years for buildings, 2 to 15 years for long-lived improvements and 3 to 7 years for furniture, fixtures and equipment. Ordinary repairs and maintenance costs are expensed. Significant improvements, renovations and replacements that extend the life of the assets are capitalized and depreciated over their estimated useful lives.

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

Land Held for Future Development: Land held for future development represents real estate the Company plans to develop in the future, but on which, as of each period presented, no construction or predevelopment activities were ongoing. In such cases, all predevelopment efforts have been advanced to appropriate states and no further predevelopment activities are ongoing; therefore, interest, property taxes, insurance and all other costs were expensed as incurred and are included in development and pursuit costs in the accompanying statement of operations.

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets when events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the recoverability of such carrying amounts by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date the Company compares the estimated fair value of its real estate investment to the carrying value, and records an impairment charge to the extent the fair value is less than the carrying amount and the decline in value is determined to be other than a temporary decline. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective. (See Note K).

Cash and Cash Equivalents: The Company classifies highly liquid investments with an original maturity of three months or less as cash equivalents. The Company maintains its cash (including restricted cash) in bank deposit accounts and may at times maintain balances in excess of federal insured limits.

Restricted Cash and Lender Reserves: Restricted cash consists of escrow accounts for real estate taxes and insurance and restricted cash reserves for capital improvements and repairs on certain properties. As improvements and repairs are completed, related costs incurred by the Company are funded from these reserve accounts. Restricted cash also includes cash held in escrow accounts by mortgage companies on behalf of the Company for payment of property taxes, insurance, interest and security deposits.

Revenue Recognition: Revenues are recorded when earned. Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned on a straight-line basis. Income from related party advisory fees and related accounts receivables are recorded when earned. Interest income and any related receivable is recorded when earned.

Sales of real estate property occur through the use of a sales contract where gains or losses from real estate property sales are recognized upon closing of the sale. The Company uses the accrual method and recognizes gains or losses on the sale of its properties when the earnings process is complete, there is no significant continuing involvement and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes.

Property Expenses: Operating expenses associated with the rental property include costs to maintain the property on a day to day basis as well as any utility costs, real estate taxes and insurance premiums. Operating expenses are recognized as incurred.

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value method discussed in ASC Topic 718, “Compensation—Stock Compensation.” This guidance requires the Company to expense the fair value of employee restricted stock over the vesting period.

Noncontrolling Interests: The Company, through wholly-owned subsidiaries, enters into operating agreements with third parties in conjunction with the acquisition of certain properties. The Company records these noncontrolling interests at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holders based on their economic ownership percentage. Noncontrolling interests also include units held by certain limited partners in the Operating Partnership other than the Company. These noncontrolling interests are adjusted prospectively for their share of the consolidated net income or loss. The noncontrolling interests are presented outside of permanent equity to the extent settlement in the Company’s common shares, where permitted, may not be within the Company’s control. The noncontrolling interests in the Operating Partnership are discussed further in Note J.

Contributions, Distributions and Allocation of Income/Loss: The Company’s subsidiaries include limited liability companies and a limited partnership. Prior to June 1, 2012, the allocations of income and loss, and the provisions governing contributions to and distributions from these entities were governed by their respective operating agreements.

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

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally six to nine months. The purchase prices of acquired properties are not expected to include allocations to tenant relationships, considering the short terms of the leases and the high expected levels of renewals.

During 2013, the Company acquired a property tax abatement agreement with a value of $1.0 million in conjunction with the purchase of a 100% equity interest in Fountains at New Bern Station, LLC which owned 100% of Fountains Southend (see Note C). The property tax abatement provides graduated tax relief for five years from the completion of development of the property. Amortization of the tax abatement intangible asset is recorded based on the actual tax saving in each period and is included in real estate taxes and insurance in the consolidated statements of operations.

See Note C for a detailed discussion of the property acquisitions completed during the years ended December 31, 2013, 2012 and 2011.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and lender reserves, amounts due from related parties, accounts payable, accrued expenses, amounts due to related parties and security deposits approximate their fair values due to the short-term nature of these items.

There is no material difference between the carrying amounts and fair values of mortgage notes payable as interest rates and other terms approximate current market rates and terms for similar types of debt instruments available to the Company (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2013 and 2012.

Non-recurring Fair Value Disclosures: Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets, which are recorded at fair value when they are impaired. The fair value methodologies used to measure long-lived assets are described above at “Impairment of Real Estate Assets”. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.

No assets were measured at fair value on a non-recurring basis as of December 31, 2012. The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Venetian	$-	$-	$4,360	$4,360
Midlothian Town Center - East	-	-	4,165	4,165
The Estates at Maitland	-	-	9,000	9,000
	$-	$-	$17,525	$17,525

Deferred Financing Costs: Deferred financing costs were amortized over the terms of the related debt obligations, using the straight-line method which approximates the effective interest method. If the debt obligations are paid down prior to their maturity, the related unamortized loan costs are charged to loss on early extinguishment of debt.

Gross deferred financing costs were approximately $4.4 million and $2.9 million as of December 31, 2013 and 2012, respectively. Accumulated amortization of deferred financing costs was approximately $1.4 million and $0.7 million as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, amortization of deferred financing costs of approximately $1.4 million, $0.6 million and $0.1 million, respectively, is included in the consolidated statements of operations.

Estimated amortization of deferred financing costs for each of the next five years and thereafter is as follows:

Year Ending
(in thousands)	December 31,
2014	$813
2015	414
2016	332
2017	313
2018	231
Thereafter	919
$3,022

Prepaid expenses and other assets: As of December 31, 2013, prepaid expenses and other assets primarily consist of deferred offering costs in the amount of approximately $2.7 million as well as deposits made for future acquisitions of real estate assets in the amount of $5.9 million. As of December 31, 2012, prepaid expenses and other assets primarily consist of deferred offering costs in the amount of approximately $2.5 million as well as deposits made for future acquisitions of real estate assets in the amount of $1.8 million.

Income Taxes: The Company has maintained, and intends to maintain, its election as a REIT under the Internal Revenue Code of 1986, as amended. In order for the Company to continue to qualify as a REIT, it must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to its stockholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, the Company generally will not be subject to federal income tax on its taxable income at the corporate level to the extent such income is distributed to our stockholders annually. The Company’s Operating Partnership is a flow through entity and is not subject to federal income taxes at the entity level. No provision has been made for income taxes, since all of the Company’s operations are held in pass-through entities and accordingly, the income or loss of the Company is included in the individual income tax returns of the members. The Company’s tax years that remain subject to examination for U.S. federal and state purposes range from 2010 through 2012.

Commitments and Contingencies: The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2013. Due the nature of the Company’s operations, it is possible that existing properties, or properties that the Company will acquire in the future, have asbestos or other environmental related liabilities. As of December 31, 2013, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Risks and Uncertainties: The Company’s investments in real estate are subject to various risks, including the risks associated with the general economic climate. Due to the level of risk associated with real estate investments, it is at least reasonably possible that changes in their values will occur in the near term, and that such changes could materially affect the amounts reported in the Consolidated Financial Statements.

The decision by investors and lenders to enter into transactions with the Company will depend upon a number of factors, such as the Company’s historical and projected financial performance, industry and market trends, the availability of capital and investors, lenders’ policies, future interest rates, and the relative attractiveness of alternative investment or lending opportunities compared to other investment vehicles.

Future changes in market trends and conditions may occur which could cause actual results to differ materially from the estimates used in preparing the accompanying consolidated financial statements.

The Company is subject to the following risks in the course of conducting its business activities:

Development Risk: Development risk arises from the possibility that developed properties will not be sold or leased or that costs of development will exceed the original estimate. resulting in lower than anticipated or uneconomic returns from such developments. Due to the extended length of time between the inception of a project and its ultimate completion, a well-conceived project may, as a result of the financial markets, investor sentiment, economic or other conditions prior to its completion, become an economically unattractive investment.

Investment and Financing Risk: The Company’s debt contains mortgage notes that carry variable interest rates, exposing the Company to interest rate risk (see Note D).

Liquidity Risk: Liquidity risk is the risk that the Company will not have sufficient funds available to meet its operational requirements and investing plans. The Company’s primary source of liquidity is net operating income from its rental properties, which is used as working capital and to fund capital expenditure requirements. The Company regularly monitors and manages its liquidity to ensure access to sufficient funds. Access to funding is achieved through mortgage financing, credit markets, sales of existing properties and cash reserves. As of December 31, 2013, the Company had mortgage debt totaling $249.6 million, of which $70.1 million matures in 2014. See Note O for refinancing activity subsequent to December 31, 2013.

Credit Risks: The Company is exposed to credit risk in that tenants may be unable to pay the contracted rents. Management mitigates this risk by carrying out appropriate credit checks and related due diligence on prospective tenants.

Concentrations of Risk: The Company maintains its cash (including restricted cash) in bank deposit accounts and may at times maintain balances in excess of federally insured limits.

Reclassifications: Advisory fees from affiliates and other third parties have been reclassified from revenues in the prior year to conform to the current year presentation as other income. Balances and amounts in the 2012 consolidated balance sheets and 2012 and 2011 statements of operations associated with properties disposed of or held for sale in 2013 have been reclassified to discontinued operations to conform with the current year presentation.

Reverse Stock Split: On January 17, 2013, the Company effected a 1 for 150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per-share data included in these consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented.

NOTE B—EARNINGS PER SHARE

The Company reports earnings per share (“EPS”) using the two-class method as required under GAAP. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method determines EPS based on distributed earnings and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Potentially dilutive shares of common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis using the if-converted method. Warrants for 139,215 shares of the Company’s common stock have been excluded since they are anti-dilutive. Shares of Class A preferred stock and Class B contingent units have been excluded from potentially dilutive shares of common stock since their conversion is contingent upon the achievement of future conditions. For periods where the Company reports a net loss available for common stockholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

As further described in Note G, on January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock, which is reflected in the weighted average shares of common stock in the table below. Accordingly, all share amounts and related per share data, including the Company’s EPS data for the years ended December 31, 2012 and 2011 below, have been retroactively adjusted to reflect the reverse stock split.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011

Net loss	$(16,556)	$(8,551)	$(3,798)
Loss allocated to noncontrolling interest holders	2,462 (1)	1,709	377
Dividends declared and accreted on preferred stock and units	(940)	(376)	-
Dividends to restricted stockholders	(52)	-	-
Extinguishment of equity securities (Note G)	11,716	-	-
Adjustments attributable to participating securities	(2,241)	-	-
Net loss attributable to common stockholders	$(5,611)	$(7,218)	$(3,421)

Continuing operations	$(11,883)	$(7,214)	$(852)
Discontinued operations	6,272	(4)	(2,569)
Net loss attributable to common stockholders	$(5,611)	$(7,218)	$(3,421)

Earnings per common share - basic and diluted
Continuing operations	$(1.36)	$(3.17)	$(8.85)
Discontinued operations	0.72	-	(26.68)
Net loss per share attributable to common stockholders	$(0.64)	$(3.17)	$(35.53)

Weighted average number of shares - basic and diluted	8,762	2,278	96

(1) Net of $0.04 million income allocated to discontinued operations in the first quarter of 2013.

NOTE C—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES

During 2013, 2012 and 2011, the Company completed various acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2013 Acquisitions:

Fountains Southend - On September 24, 2013, the Company acquired a 100% equity interest in Fountains at New Bern Station, LLC which owned 100% of Fountains Southend (f/k/a Fountains at New Bern), a 208-unit apartment community located in Charlotte, North Carolina. The purchase price of $34.0 million was funded by net proceeds of a new mortgage loan of $30.0 million (see Note D) and cash of $4.0 million. In conjunction with the acquisition of Fountains Southend, the Company recorded a gain on bargain purchase in the amount of $6.9 million which has been included in the consolidated statement of operations for the year ended December 31, 2013. The Company placed the property under contract for a purchase price of $34.0 million in December 2012 while the property was early in its construction period. As a result of the strong leasing market in Charlotte, North Carolina and the compression in multi-family capitalization rates during the construction and lease-up, the property appraised for $40.9 million as of the time of purchase. The gain represents the difference between the fair value of net assets acquired of $40.9 million and the fair value of the consideration paid of $34.0 million. The Company performed a reassessment and verified that all assets acquired and liabilities assumed were properly identified. From the date of acquisition through December 31, 2013, Fountains Southend generated revenue of approximately $0.9 million and a net loss of approximately $0.8 million, excluding the gain on bargain purchase. The mortgage on this property was refinanced in February 2014 (See Note O).

Talison Row - On August 26, 2013, the Company acquired Talison Row, a 274-unit apartment community located in Charleston, South Carolina. The purchase price of $48.1 million was funded by net proceeds of a new mortgage loan of approximately $33.6 million (see Note D) and cash of approximately $14.5 million. From the date of acquisition through December 31, 2013, Talison Row generated revenue of approximately $1.2 million and a net loss of approximately $1.0 million.

Creekstone at RTP - On May 17, 2013, the Company acquired Creekstone at RTP, (f/k/a/ Woodfield Creekstone), a 256-unit apartment community located in Durham, North Carolina. The purchase price of $35.8 million was funded by net proceeds of a new mortgage loan of $23.3 million (see Note D) and cash of $12.5 million of the proceeds from the Company's initial public offering of its common stock. From the date of acquisition through December 31, 2013, Creekstone at RTP generated revenue of approximately $2.0 million and a net loss of approximately $0.7 million.

St. James at Goose Creek - On May 16, 2013, the Company acquired St. James at Goose Creek, (f/k/a/ Woodfield St. James), a 244-unit apartment community located in Goose Creek, South Carolina, a suburb of Charleston, for $27.4 million. The purchase was funded with proceeds from the Company’s initial public offering of its common stock. After the acquisition, the Company obtained mortgage financing of $19.0 million (see Note D) secured by the property. From the date of acquisition through December 31, 2013, St. James at Goose Creek generated revenue of approximately $1.9 million and a net loss of approximately $0.5 million.

Bridge Pointe - On March 4, 2013, the Company acquired Bridge Pointe, (f/k/a Vintage at Madison Crossing), a 178-unit apartment community located in Huntsville, Alabama. The purchase price of $15.3 million was funded by net proceeds of a new mortgage loan of $11.4 million (see Note D) plus cash of $3.8 million. From the date of acquisition through December 31, 2013, Bridge Pointe generated revenue of approximately $1.4 million and a net loss of approximately $0.8 million.

Sunnyside Loan - BSP/Sunnyside, LLC (“Sunnyside”), the owner of undeveloped land located in Panama City, Florida, was a subsidiary of BREF, which was a contributor of entities in the recapitalization, described above in Note A, and is now held by BCOM Real Estate Fund, LLC Liquidating Trust, a stockholder of the Company. Sunnyside was not contributed to the Company in the recapitalization. On October 2, 2012, Sunnyside executed a Settlement Stipulation, which provided Sunnyside or its assignee, the option, for a non-refundable fee of $0.2 million, to acquire its delinquent loan (with a principal balance of $4.5 million) from its lender within 120 days of the date of the Settlement Stipulation for the net amount of $1.4 million, after a credit of the $0.2 million paid for the option. The Settlement Stipulation provided that if the option was exercised within 120 days of the date of the Settlement Stipulation, the lender would not take any further legal action to enforce its rights under the note and mortgage. If the option were not exercised within the requisite time period, Sunnyside would stipulate to the entry of a final judgment of foreclosure. On October 2, 2012, the Company paid the $0.2 million non-refundable fee and Sunnyside assigned the option to the Company. As a result of the option, the Company considered Sunnyside to be a VIE as of December 31, 2012; however, the Company was not the primary beneficiary and, as such, Sunnyside was not included in the consolidated 2012 financial statements. On January 30, 2013, the Company exercised its rights under the option and purchased the loan for $1.4 million. As a result of the acquisition of the loan on January 30, 2013, the Company is now considered the primary beneficiary and, as such, has consolidated Sunnyside since January 30, 2013. The total consideration paid of $1.6 million is not considered a business combination and was allocated as follows to the assets of Sunnyside (in thousands):

Cash	$0.1
Land	$1.5

The assets of the consolidated VIE can be used only to settle obligations of the VIE. The creditors of the consolidated VIE do not have recourse to the Company’s general credit. The Company’s maximum risk of loss related to its investment in the consolidated VIE is limited to the $1.6 million consideration paid to acquire the loan. The Company is not required to provide financial support to the consolidated VIE. The Company initiated foreclosure proceedings in December 2013. See Note O for foreclosure activity subsequent to December 31, 2013.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the year ended December 31, 2013:

		St. James	Creekstone		Fountains
(in thousands)	Bridge Pointe	Goose Creek	at RTP	Talison Row	Southend	Total

Fair Value of Net Assets Acquired	$15,250	$27,400	$35,800	$48,050	$40,900	$167,400
Purchase Price	$15,250	$27,400	$35,800	$48,050	$34,000	$160,500
Net Assets Acquired/Purchase Price Allocated:
Land	$1,140	$3,003	$2,970	$4,018	$6,263	$17,394
Site Improvements	943	1,033	1,024	1,161	1,380	5,541
Land held for future development
Building	12,437	22,255	30,823	41,294	30,740	137,549
Furniture, fixtures and equipment	311	441	302	804	730	2,588
Intangible assets - in place leases	419	668	681	773	772	3,313
Intangible assets - property tax abatement	-	-	-	-	1,015	1,015
Total	$15,250	$27,400	$35,800	$48,050	$40,900	$167,400

2012 Acquisitions:

Westmont Commons—On December 13, 2012, the Company acquired Westmont Commons, an apartment community located in Asheville, North Carolina. Westmont Commons contains 252 apartment units in ten three-story buildings on approximately 17.5 acres of land. The purchase price of $22.4 million was comprised of a mortgage note payable of $17.9 million (see Note D) plus cash of $4.5 million. From the date of acquisition through December 31, 2012, Westmont Commons generated revenue of approximately $0.1 million and a net loss of approximately $0.3 million.

Estates at Millenia—On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment complex located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership.

Consideration for the purchase consisted of:

•	For the Developed Property, a total of $43.2 million, consisting of approximately $29.1 million in cash to pay off the existing loan and shares of the Company’s common stock valued at approximately $14.1 million;

•	For the Development Property: 100,000 shares of Class A preferred stock valued at approximately $9.3 million as of the acquisition date based on a valuation performed by the Company of the stock. On March 14, 2013, the Company issued an additional 35,804 shares of Class A preferred stock having an aggregate value of approximately $3.6 million, equal to the amount of certain development costs incurred up to the date of contribution. Upon receipt of the final certificate of occupancy for the development property, the Company shall issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property based on a valuation performed by the Company. The Company valued the contingent consideration at $0.4 million and the Class A preferred stock at $3.3 million for a total of $3.7 million, which is included as acquisition consideration payable in preferred stock in the accompanying consolidated balance sheets as of December 31, 2012. The contingent consideration was revalued in 2013 at $0.3 million. The contingent consideration was valued using the Black-Scholes option pricing model. The fair value of the Class A preferred stock was determined as the “as converted” value adjusted for the difference in relative dividend yields of the Class A preferred stock over the period until conversion.

The issued shares were not registered under the Securities Act of 1933 and are, therefore, subject to certain restrictions on transfer.

In connection with the acquisition of Estates at Millenia, the Company obtained new mortgage financing in the amount of $35.0 million. See Note D for additional information.

From the date of acquisition through December 31, 2012, the Estates at Millenia generated revenue of approximately $0.3 million and a net loss of approximately $0.5 million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the year ended December 31, 2012:

	Estates
(in thousands)	at Millenia	Westmont Commons	Total

Fair Value of Net Assets Acquired	$56,121	$22,400	$78,521
Purchase Price	$56,121	$22,400	$78,521
Net Assets Acquired/Purchase Price Allocated:
Land	$4,022	$1,409	$5,431
Site Improvements	584	866	1,450
Land held for future developments	12,942	-	12,942
Building	36,070	19,184	55,254
Furniture, fixtures and equipment	1,245	302	1,547
Intangible assets - in place leases	1,258	639	1,897
Total	$56,121	$22,400	$78,521

2011 Acquisitions:

Trails of Signal Mountain—On May 26, 2011, the Company, through BSF Trails, LLC acquired Trails of Signal Mountain, a multifamily apartment community located in Chattanooga, Tennessee. Trails of Signal Mountain contains 172 apartment units in 12 two- and three-story garden-style apartment buildings on 7 acres of land. The purchase price of $12.0 million was comprised of a mortgage note payable of $8.3 million plus cash of $3.7 million. From the date of acquisition through December 31, 2011, Trails of Signal Mountain generated revenue of approximately $0.9 million and a net loss of approximately $0.7 million.

Post Oak—On July 28, 2011, the Company, through Post Oak JV, LLC acquired Post Oak, a multifamily apartment community located in Louisville, Kentucky. Post Oak contains 126 apartment units in 19 three story residential apartment buildings located on 5 acres of land. The purchase price of $8.3 million was comprised of mortgage note payable of $5.3 million plus cash of $3.0 million. From the date of acquisition through December 31, 2011, Post Oak generated revenue of approximately $0.4 million and a net loss of approximately $0.4 million.

Merce—On October 31, 2011, the Company, through Merce Partners, LLC, in which TSP Merce, LLC owned a 67.3% ownership interest prior to the recapitalization, acquired Merce Apartments, a multifamily apartment community located in Dallas, Texas. Merce contains 114 garden-style apartment units in six one- and three-story residential buildings on three acres of land. The purchase price of $8.1 million was comprised of mortgage note payable of $5.5 million plus cash of $2.6 million. Merce Partners, LLC is a VIE of which, due to the recapitalization, the Company is the primary beneficiary. Accordingly, Merce Partners, LLC is consolidated with the Company. From the date of acquisition through December 31, 2011, Merce generated revenue of approximately $0.2 million and a net loss of approximately $0.2 million. On June 1, 2012, the Company acquired the remaining ownership interest in the entity that owns the property. See Note G for additional information.

Park at Fox Trails—On December 6, 2011, the Company, through Fox Partners, LLC, in which TSP Fox, LLC owned a 77.2% ownership interest prior to the recapitalization, acquired Park at Fox Trails, a multifamily apartment community located in Plano, Texas. Park at Fox Trails contains 286 garden-style apartment units in 45 one- and two-story residential buildings on 16 acres of land. The purchase price of $21.2 million was comprised of mortgage note payable of $15.0 plus cash of $6.2 million. Fox Partners, LLC is a VIE of which, due to the recapitalization, the Company is the primary beneficiary. Accordingly, Fox Partners, LLC is consolidated with the Company. From the date of acquisition through December 31, 2011, Park at Fox Trails generated revenue of approximately $0.1 million and a net loss of approximately $0.4 million. On June 1, 2012, the Company acquired the remaining ownership interest in the entity that owns the property. See Note G for additional information.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the year ended December 31, 2011:

	Trails of			Park at Fox
(in thousands)	Signal Mountain	Post Oak	Merce	Trail	Total

Fair Value of Net Assets Acquired	$12,000	$8,250	$8,100	$21,150	$49,500
Purchase Price	$12,000	$8,250	$8,100	$21,150	$49,500
Net Assets Acquired/Purchase Price Allocated:
Land	$700	$1,425	$840	$2,720	$5,685
Site Improvements	761	648	342	672	2,423
Building	9,815	5,695	6,113	16,491	38,114
Furniture, fixtures and equipment	360	220	560	600	1,740
Intangible assets - in place leases	364	262	245	667	1,538
Total	$12,000	$8,250	$8,100	$21,150	$49,500

The Company incurred approximately $0.9 million, $0.4 million and $0.9 million of acquisition-related costs during the years ended December 31, 2013, 2012 and 2011, respectively. Included in the December 31, 2011 acquisition-related costs amount was $0.5 million paid to a related party. There were no related party acquisition costs in 2013 and 2012.

Pro Forma Financial Information:

The revenues and results of operations of the acquired properties are included in the consolidated financial statements starting at the date of acquisition for each respective real estate asset. The following unaudited consolidated pro forma information for the years ended December 31, 2013 and 2012 is presented as if the Company had acquired Vintage, St. James at Goose Creek and Creekstone at RTP, Talison Row and Fountains Southend on January 1, 2012. The information for year ended December 31, 2012 also includes pro forma results for Westmont Commons and Millenia, which were acquired on December 12, 2012 and December 3, 2012, respectively, as if they occurred at January 1, 2012.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations.

(in thousands)	Years Ended December 31,
	2013	2012
Unaudited pro forma financial information:
Pro forma revenue	$32,450	$22,188
Pro forma loss from continuing operations	$(24,026)	$(13,272)

NOTE D—INDEBTEDNESS

As of December 31, 2013 and 2012, the Company had total indebtedness of approximately $249.6 million and $133.2 million, respectively. Borrowings were made through individual property mortgages as well as the Company’s secured revolving credit facilities.

The following debt activity occurred during the years ended December 31, 2013 and 2012:

Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million senior secured revolving credit facility for which BMO Harris Bank N.A. served as sole lead arranger and administrative agent. The Company has guaranteed the obligations of the Operating Partnership as the borrower under the credit facility. The credit facility has a term of three years and allows for borrowings of up to $14.0 million, with an accordion feature that allows the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property is currently the only property included in the borrowing base. The Operating Partnership used borrowings of $10.5 million drawn on the credit facility to repay in full a mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million has been included in loss of extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2013. During the year ended December 31, 2013, the Operating Partnership borrowed and repaid $2.5 million and $4.0 million, respectively under the credit facility. The proceeds from such borrowings were used for general corporate purposes. As of December 31, 2013, the Operating Partnership had outstanding borrowings of $9.0 million and approximately $4.5 million available under the credit facility, based on the most recent borrowing base computation. The credit facility bears interest, at the Operating Partnership’s option, either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depending on the Company’s leverage ratio. As of December 31, 2013, the weighted average interest rate was 3.42%. In addition, the Operating Partnership pays a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of December 31, 2013, the commitment fee was 0.25%.

The revolving credit facility is subject to customary financial and operating performance covenants. The revolving credit facility with BMO was repaid on January 17, 2104. See Note O for refinancing activity subsequent to December 31, 2013.

Fountains Southend

On September 24, 2013, in conjunction with the acquisition of Fountains Southend (see Note C above) the Company, through a subsidiary, entered into an interim mortgage note payable in the amount of $30.0 million, which bears interest at 1-month LIBOR plus 4.75%, with a floor of 5.75% and requires monthly payments of interest only. The loan matures on March 24, 2014 and requires the payment of a $0.2 million exit fee at maturity. The mortgage note is secured by the Fountains Southend property. See Note O for refinancing activity and the new credit facility entered into subsequent to December 31, 2013.

Estates at Millenia

On September 3, 2013, the Company, through a subsidiary, extended the maturity of the existing $35.0 million mortgage loan on the Estates at Millenia to June 3, 2014 in exchange for the payment of a fee of approximately $0.2 million. The mortgage note is secured by the Estates at Millenia property. See Note O for refinancing activity subsequent to December 31, 2013.

On December 3, 2012, in conjunction with the acquisition of Estates of Millenia (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $35.0 million, which had a term of one year and provided a variable rate of 30 day LIBOR plus 4.75%, with a floor of 5.75% and required monthly payments of net cash flow as defined in the loan agreement. The note contained an interest reserve of $0.3 million. As of December 31, 2012, the interest rate was 5.75%.

Talison Row

On August 26, 2013, in conjunction with the acquisition of Talison Row (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $33.6 million, which bears a fixed rate of 4.06% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter until maturity on September 10, 2023. The mortgage note is secured by the Talison Row property.

St. James at Goose Creek

On June 20, 2013, the Company, through a subsidiary, entered into a mortgage note payable in the amount of $19.0 million, which bears a fixed rate of 3.75% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest payments thereafter until maturity on July 1, 2023. The mortgage note is secured by the St. James at Goose Creek property.

The Pointe at Canyon Ridge

On May 31, 2013, the Company refinanced the mortgage for The Pointe at Canyon Ridge property with a mortgage note payable in the principal amount of $25.8 million. The loan bears interest at a fixed rate of 4.10% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest payments thereafter until maturity on June 1, 2025. The mortgage note is secured by the Pointe at Canyon Ridge property. In connection with the refinancing of the mortgage indebtedness, the Company incurred a prepayment penalty of $0.3 million, which has been included in loss of extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2013.

On June 1, 2012, the Company, through a subsidiary, refinanced the mortgage for The Point at Canyon Ridge Property with a mortgage note payable in the principal amount of $26.4 million which had a term of one year. In connection with the refinancing of this mortgage indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty each in the amount of $0.3 million which are included in loss of extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2012. The mortgage note payable provided a variable rate of 30 day LIBOR plus 4.75%, and required monthly payments of interest only. As of December 31, 2012, the interest rate was 6.0%.

Creekstone at RTP

On May 17, 2013, in conjunction with the acquisition of Creekstone at RTP (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $23.3 million, which bears interest at a fixed rate of 3.88% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest payments thereafter until maturity on June 10, 2023. The mortgage note is secured by the Creekstone at RTP property.

The Estates at Maitland

On April 25, 2013, the Company, through a subsidiary, refinanced the Estates at Maitland property with a mortgage note payable in the principal amount of $4.2 million. The loan has a term of one year and provides a variable rate of prime rate plus 3.50% and requires monthly payments of interest only for the term of the loan. As of December 31, 2013, the interest rate was 6.75%. In connection with the refinancing of the mortgage indebtedness, $0.1 million of deferred financing costs (net of accumulated amortization) were written off and have been included in loss of extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2013. See Note O for refinancing activity subsequent to December 31, 2013.

On June 1, 2012, the Company and the lender mutually extended the Estates at Maitland property loan through April 2, 2013. As part of the extension, the Company made a principal reduction to the $4.5 million principal balance of $0.3 million. The interest rate remained at a fixed rate of 7.0% and monthly principal and interest payments of $0.05 million with all remaining principal and accrued interest due at maturity.

Bridge Pointe (f/k/a Vintage)

On March 4, 2013, in conjunction with the acquisition of Bridge Pointe (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $11.4 million which bears interest at a fixed rate of 4.19% with monthly payments of interest only for the initial 12 months and monthly payments of principal and interest thereafter until maturity on April 1, 2023. The mortgage note is secured by the Bridge Pointe property.

Westmont Commons

On December 13, 2012, in conjunction with the acquisition of Westmont Commons (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $17.9 million which bears interest at a fixed rate of 3.84% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest thereafter until maturity on January 1, 2023. The mortgage note is secured by the Westmont property.

The following table summarizes certain information as of December 31, 2013, with respect to the Company’s indebtedness:

		Remaining
		Term in	December 31,
Property	Interest Rate	Years	2013	2012
			(in thousands)
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	4.48%	4.00	$6,736	$6,834
The Trails of Signal Mountain	4.92%	4.42	8,259	8,317
Westmont Commons	3.84%	9.00	17,920	17,920
Bridge Pointe	4.19%	9.25	11,437	-
The Pointe at Canyon Ridge	4.10%	11.42	25,800	26,400
St. James at Goose Creek	3.75%	9.50	19,000	-
Creekstone at RTP	3.88%	9.44	23,250	-
Talison Row	4.06%	9.67	33,635	-
Arbors River Oaks	-	-	-	8,978
Total fixed rate secured indebtedness	4.05%	9.25	146,037	68,449

Variable Rate Secured Indebtedness (1)
Revolving Credit Facility	3.42%	2.08	9,000	-
Mercé Apartments (2)	3.10%	4.84	5,465	5,475
Park at Fox Trails (3)	3.09%	5.00	14,692	14,968
Post Oak (4)	3.35%	4.59	5,240	5,277
Estates at Millenia	5.75%	0.43	34,950	34,950
Fountains Southend	5.75%	0.23	30,000	-
The Estates at Maitland	6.75%	0.32	4,200	4,127
Total variable rate secured indebtedness	4.95%	1.60	103,547	64,797

Total outstanding indebtedness	4.42%	6.08	$249,584	$133,246

(1)	See Note O for refinancing activity subsequent to December 31, 2013.
(2)	Bears interest at a variable rate of One Month Libor plus 2.93% with a maximum interest rate cap of 7.41%.
(3)	Bears interest at a variable rate of LIBOR plus 2.92% with a maximum interest rate cap of 7.41%.
(4)	Bears interest at a variable rate of LIBOR plus 3.18% with a maximum interest rate cap of 7.41%.

The scheduled maturities of outstanding indebtedness as of December 31, 2013 are as follows:

For the year ending December 31,	(in thousands)
2014	$70,070
2015	1,704
2016	11,687
2017	3,303
2018	26,600
Thereafter	136,220
$249,584

The weighted average interest rate on the indebtedness balance outstanding at December 31, 2013 and 2012 was 4.42% and 4.87%, respectively.

NOTE E – INTANGIBLE ASSETS

The following table provides gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2013			As of December 31, 2012
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	Value	amount	amortization	Value
Intangible assets - in place leases	$7,401	$(6,757)	$644	$4,088	$2,396	$1,692
Intangible assets - property tax abatement	1,015	(88)	927	-	-	-
	$8,416	$(6,845)	$1,571	$4,088	$2,396	$1,692

Amortization expense related to the in-place leases included in the depreciation and amortization expense in the consolidated statements of operations was $4.4 million, $1.0 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining balance of $0.6 million will be amortized in 2014.

Amortization expense pertaining to the tax abatement intangible asset of approximately $0.1 million during the year ended December 31, 2013 is included in real estate taxes and insurance in the consolidated statements of operations. There was no tax abatement amortization expense during the years ended December 31, 2012 and 2011.

Estimated amortization expense for the next five years related to these intangible assets is as follows:

For the year ended December 31,	(in thousands)
2014	$983
2015	274
2016	181
2017	102
2018	31
Thereafter	-
$1,571

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owns 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owns 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter. The Estates at Perimeter is a multifamily apartment community located in Augusta, Georgia. The property contains 240 garden-style apartment units contained in ten three-story residential buildings located on approximately 13 acres of land. The Company, through its subsidiaries, acquired its interest in the JV in September 2010 for $3.8 million. The carrying value of this investment is $2.4 million and $2.6 million as of December 31, 2013 and 2012, respectively. The following table summarizes aggregate balance sheet and statement of operations data for this unconsolidated joint venture as of and for the periods presented:

	December 31,
(in thousands)	2013	2012
Assets
Real estate investment in an operating property	$22,294	$23,009
Cash and cash equivalents	269	194
Other Assets	20	13
Total assets	$22,583	$23,216

Liabilities and members' equity
Indebtedness	$17,601	$17,897
Accounts payable and other liabilities	139	155
Total liabilities	17,740	18,052
Member's equity	4,843	5,164
Total liabilities and members' equity	$22,583	$23,216

	Years ended December 31,
(in thousands)	2013	2012	2011
Revenue	$2,755	$2,789	$2,681
Property operations and maintenance	793	872	663
Real estate taxes and insurance	273	269	208
Interest expense	763	775	773
Depreciation and amortization	792	782	950
Net Income	$134	$91	$87
Company share of income from unconsolidated joint venture activities	$67	$46	$43

The JV follows GAAP and its accounting policies are similar to those of the Company. The Company shares in profits and losses of the JV in accordance with the JV operating agreement. The Company received cash distributions for the years ended December 31, 2013 and 2012 of $0.2 million and $0.4 million respectively.

NOTE G—STOCKHOLDERS’ EQUITY

The following table presents the Company’s issued and outstanding preferred stock, preferred OP units and Contingent B units in the consolidated balance sheets as of December 31, 2013 and 2012:

	Optional
	Redemption	Annual		As of December 31,	As of December 31,
(in thousands, except per share amounts)	Date	Dividend		2013	2012
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 309,130 shares and 273,326 shares outstanding at December 31, 2013 and 2012, respectively	June 2019		(1)	$26,624	$26,803

Class B Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 units and 98,304 units outstanding at December 31, 2013 and 2012, respectively	June 2014		(2)	$-	$9,683

Class C Preferred Units, cumulative redeemable, liquidation preference $100.00 per share plus 3% per annum of the liquidation preference per unit, which accrues annually, and any unpaid distributions, 0 units and 98,304 units outstanding at December 31, 2013 and 2012, respectively	June 2015		(2)	$-	$9,717

Class B Contingent Units, 210,915 and 0 units outstanding at December 31, 2013 and 2012, respectively	June 2015		(3)	$17,657	$-

(1)	Cumulative annual cash dividend at the rate of 1% of the liquidation preference, which increases by 1% on each of the third and fourth anniversaries after issuance
(2)	Cumulative annual cash distribution equal to 1.5% of the liquidation preference per share, payable quarterly, if declared.
(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 4.5% per annum of the stated value per Class B contingent unit ($1.125 per quarter) thereafter.

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

On January 14, 2013, the terms of the Class A preferred stock were amended to provide that in calculating the number of shares of common stock to be issued upon conversion of shares of Class A preferred stock, the average market price of the Company’s common stock in the conversion calculation would not be less than $9.00 per share. As amended, shares of the Class A preferred stock are convertible into shares of the Company’s common stock at such time as the last of the properties contributed to the Company to be developed and opened for occupancy has attained 90% physical occupancy or has previously been disposed of by the Company. The shares are convertible at a conversion rate equal to the liquidation preference (as adjusted for certain decreases in value, in any, below June 1, 2012 levels) divided by the average market price of the Company’s common stock for the 20 trading days immediately preceding conversion, subject to a minimum price of $9.00 per share, subject to adjustments for any subsequent stock split, combination or exchange of the common stock after the date of issuance of the Class A preferred stock. The addition of the minimum conversion price of $9.00 per share and other changes in terms related to the Class A preferred stock was accounted for as an extinguishment that resulted in an increase of $3.5 million in net income attributable to common stockholders presented for the year ended December 31, 2013 in the accompanying consolidated statement of operations.

See Note C for discussion of the additional Class A preferred stock that was issued on March 14, 2103 in connection with the acquisition of Estates at Millenia.

The Class A preferred stock is redeemable, at the Company’s option, on or after the 7th anniversary of issuance. No shares of Class A preferred stock have been converted or redeemed as of December 31, 2013.

See Note O for a description of the agreement with the holders of the Company’s outstanding Class A preferred stock to redeem all outstanding preferred shares subsequent to December 31, 2013.

Common and Preferred OP Units

A total of 546,132 common units were issued in connection with the recapitalization and are included in noncontrolling interests in the accompanying consolidated balance sheet at December 31, 2012. The common units were redeemable at the option of the holder at any time after June 1, 2013.

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

Class B Contingent Units

On February 8, 2013, the agreement of limited partnership for the Operating Partnership was amended and restated to combine the 98,304 Class B preferred units and the 98,304 Class C preferred units issued in the recapitalization into a single class of partnership units, designated as Class B contingent units, and to amend certain other terms. The Operating Partnership issued one Class B contingent unit for each outstanding Class C preferred unit and all remaining Class B preferred units became Class B contingent units, resulting in a total of 196,608 Class B contingent units.

On March 26, 2013, the partners of the Operating Partnership executed the Second Amended and Restated Agreement of Limited Partnership to amend the terms of the Class B contingent units. The 546,132 common units that were previously issued on June 1, 2012 at the closing of the recapitalization were exchanged for 14,307 additional Class B contingent units. As amended, the Class B contingent units are entitled to non-cumulative quarterly distributions that are preferred with respect to the payment of distributions on common units and pari passu with the payment of distributions on Class A preferred units. The quarterly distributions on the Class B contingent units must be declared and set aside for payment prior to any distributions being declared on the common units for that quarterly period. The amount of the distributions will be $0.375 per quarter (1.5% per annum of the stated value per Class B contingent unit) until December 31, 2014, $0.75 per quarter (3.0% per annum of the stated value per Class B contingent unit) from January 1, 2015 through December 31, 2015 and $1.125 per quarter (4.5% per annum of the stated value per Class B contingent unit) thereafter.

The Class B contingent units will be converted into common units in four tranches based upon the sale or stabilization which is defined as the achievement of 90% physical occupancy, of the Land Investments, as follows (except that all Class B contingent units will be automatically converted into common units upon, among other events, a change of control, sale of substantially all assets or bankruptcy of the company):

•	52,728.75 units upon the earlier to occur of (i) the stabilization of the development property, The Estates at Maitland, and (ii) the sale of The Estates at Maitland.

•	52,728.75 units upon the earlier to occur of (i) the stabilization of the development property, Estates at Millenia—Phase II, and (ii) the sale of Estates at Millenia—Phase II.

•	105,457.50 units upon the earlier to occur of (i) the stabilization of either the development property, Midlothian town Center-East or the development property, Venetian, and (ii) the sale of either Midlothian Town Center-East or Venetian.

The Class B contingent units will be converted into common units on the schedule set forth above at a conversion rate equal to $100.00 per unit divided by, generally, the average closing price of common stock for the 20 trading days prior to the date of conversion, subject to a minimum price of $9.00 per share (subject to further adjustment for subsequent stock splits, stock dividends, reverse stock splits and other capital changes). The Class B contingent units ranks equally with common units with respect to losses of the Operating Partnership and share in profits only to the extent of the distributions. The Class B contingent units do not have a preference with respect to distributions upon any liquidation of the Operating Partnership.

The exchange of the common units for additional Class B contingent units on March 26, 2013 was accounted for as an extinguishment that reduced noncontrolling interest in the accompanying consolidated balance sheet by approximately $8.2 million, that resulted in an increase of $8.2 million in net income attributable to common stockholders presented for the year ended December 31, 2013 in the accompanying consolidated statement of operations.

There were no dividends in arrears as of December 31, 2013.

See Note O for a description of the management agreement to simplify the Company’s capital structure subsequent to December 31, 2013.

Reverse Stock Split

On January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per share data included in these consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented. Prior to the reverse stock split, the redemption of shares of the Class A preferred stock and the preferred units was not solely within the Company’s control since there were not sufficient shares of common stock available to cover all equity instruments potentially convertible into common stock, and accordingly, the Company classified the shares of common stock and common units as temporary equity in the consolidated balance sheet as of December 31, 2012. As a result of the amendment to the terms of the Class A preferred stock and Class B contingent units to provide for a minimum share price of $9.00 for purposes of the conversion of shares of Class A preferred stock into common stock and Class B contingent units into common units, as well as the reverse stock split, there are sufficient available shares of the Company’s common stock to cover all equity instruments potentially convertible into common stock and, accordingly, $26.8 million for Class A preferred stock and $19.4 million for the Class B and Class C preferred units are included in permanent equity in the consolidated balance sheet as of December 31, 2013.

Redemption of Noncontrolling interests

On June 1, 2012, four of the Company’s property owning subsidiaries entered into an agreement with the noncontrolling interest holder of each such subsidiary for the purchase of the noncontrolling interest for total consideration of approximately $7.7 million. Approximately $5.1 million of the consideration was payable on September 15, 2012 and the remaining $2.6 million was payable on December 31, 2012. The agreement specified that late payments were subject to interest at monthly rates ranging from 1.5% to 2.5% of the unpaid amount until paid in full. The total payable as of December 31, 2012 was $7.7 million, of which $3.8 million was recorded as payable for the redemption of noncontrolling interest and $3.9 million was included in liabilities of discontinued operations in the accompanying December 31, 2012 consolidated balance sheet. On May 17, 2013, the balance including accrued interest was paid in full. Upon payment in full of the outstanding amounts, the noncontrolling interests were canceled.

Private Placement

In May 2012, the Company entered into stock subscription agreements with 13 investors (including the Company’s Chief Executive Officer and certain directors) for the purchase of an aggregate of 178,333 shares of common stock at $15.00 per share, for a total of $2.7 million. The cash was received from the investors from the end of June 2012 to the beginning of July 2012 and the shares were issued in August 2012. The shares issued pursuant to the private placement were unregistered and are subject to restrictions regarding their transfer.

Dividends Declared

The Company’s board of directors authorized and the Company declared the following common stock dividends during the years ended December 31, 2013 and 2012:

	Distributions Per	Total
	Share of Common	Dividend	Dividend	Dividend
2013	Stock/Common Unit	(in thousands)	Declared Date	Payable Date
Fourth Quarter	$0.09500	$1,090	December 2, 2013	January 17, 2014
Third Quarter	$0.09500	$1,082	August 29, 2013	October 14, 2103
Second Quarter	$0.15750	$1,795	April 22, 2013	July 12, 2013
First Quarter	$0.08550	$403	April 15, 2013	May 31, 2013
2012
Fourth Quarter	$0.08550	$450	January 25, 2013	March 15, 2013
Third Quarter	$0.07605	$400	December 14, 2012	December 31, 2012

In addition, in connection with each dividend, the Company declared that all cumulative unpaid dividends on Class A preferred stock through each declaration date were payable, as required by the terms of the Class A preferred stock in the Company’s charter, of which approximately $0.1 million remained payable as of December 31, 2013.

Dividends declared and not yet paid for the Company’s Common Stock, Class A preferred stock and Class B contingent units as of December 31, 2013 are included in dividends payable in the amount of $1.2 million in the accompanying consolidated balance sheets.

NOTE H – STOCK-BASED COMPENSATION AND BENEFIT PLAN

Stock-based Compensation: On January 24, 2013, the Company’s stockholders approved, at the recommendation of the Company’s board of directors, the Trade Street Residential, Inc. 2013 Equity Incentive Plan (the “Equity Incentive Plan”), which is intended to attract and retain independent directors, executive officers and other key employees and individual service providers, including officers and employees of the Company’s affiliates. The Equity Incentive Plan provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

The Company has 381,206 shares of common stock authorized for stock-based compensation under the Equity Plan (4,329 shares remained available for award at December 31, 2013). Compensation cost for restricted common stock grants is based on the market price on the date of grant, net of estimated forfeitures and is amortized over the vesting period (generally four years). The shares of restricted common stock are entitled to receive any dividends paid on the Company’s common stock.

On May 16, 2013, the Company’s board of directors approved the grant of an aggregate of 301,877 shares of restricted common stock to certain officers and employees of the Company under the Equity Incentive Plan. On September 20, 2013, 58,866 shares granted to a former executive officer on May 16, 2013 were vested in connection with his termination, which was treated as a modification of share based awards resulting in an additional cost of $0.3 million included in compensation cost for the year ended December 31, 2013. On September 30, 2013, 75,000 fully vested shares of common stock were granted to an executive officer and the related grant date fair value of $0.5 million was included in compensation cost for the year ended December 31, 2013. Compensation expense for common stock grants to employees, which is recorded in general and administrative in the consolidated statements of operations, was $1.3 million, $0.0 million and $0.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 30, 2013, there was $1.9 million of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a period of 3.25 years. There were no shares of stock granted or vested during the year ended December 31, 2012 and 2011. A summary of the activity related to the Company’s Equity Incentive Plan for the years ended December 31, 2013 is as follows:

	For the Year Ended
	December 31, 2013
		Weighted
		Average
(in thousands, except per share amounts)	Shares	Grant price
Unvested shares, at January 1, 2013	-	$-
Granted	376,877	9.23
Vested	(133,866)	8.21
Unvested shares, as of December 31, 2013	243,011	$9.80

The Company also issued 21,000 fully vested shares of common stock at a price of $10.00 per share in a private placement to its independent directors in lieu of 2013 director retainer fees in connection with the Company’s public offering on May 16, 2013. A non-cash expense of $0.2 million was recorded in general and administrative in the consolidated statements of operations for the year ended December 31, 2013. No shares were granted to directors in 2012 and 2011.

See Note O for management transition activity subsequent to December 31, 2013.

401 (k) Savings Plan: In October 2013, the Company adopted a voluntary defined contribution retirement plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matched 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2013. The Company made contributions of approximately $0.03 million to the 401K Plan in 2013.

NOTE I—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of December 31, 2013 and 2012 is comprised primarily of a $0.6 million promissory note which the Company acquired from BREF. The note was payable to BREF from TSPFI. The note was originated to partially fund the purchase of a property by TSPFI. On June 1, 2012, in connection with the recapitalization, this receivable was contributed to the Company. The note bears interest at 12% per annum is due on demand and accrued interest as of December 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively. The Company expects payment will be received from TSPFI during 2014. Other receivables from related parties are comprised of various non-interest bearing amounts due from related entities. Due to related parties as of December 31, 2013 and 2012 includes various non-interest bearing amounts payable to related entities.

Advisory Fees from Related Party: Fees of approximately $0.2 million and $1.1 million are included in other income in the accompanying statements of operations for the years ended December 31, 2012 and 2011, respectively. The fees were earned from entities previously owned by BREF and TSPFI that were not contributed to the Company in the recapitalization. No advisory fees were earned in the year ended December 31, 2013.

Acquisition Fees: The Company paid BSF-TSC GP, LLC, a related party, an acquisition fee of 1% of the gross asset cost for each existing project acquired. Certain entities that are part of the Company paid an entity that is an affiliate of BCOM Investment Manager, LLLP (“Manager”), a related party, an acquisition fee of 1% on the gross asset cost of each operating investment. For development assets, the Company paid a related party an acquisition fee of 1% of the budgeted project costs of the development of applicable real estate investments (50% payable at acquisition and the remainder payable ratably on a monthly basis over the term of the construction or renovation period). During the year ended December 31, 2011, the Company paid $0.9 million in acquisition and development fees to related parties which $0.5 million and $0.4 million are charged to continuing operations and discontinued operations, respectively. No such fees were paid during 2013 and 2012.

Support Services: During the periods presented through May 31, 2012, an entity under common control provided the Company with certain general and administrative support services, for which the entity under common control allocated costs of approximately $0.5 million for the year ended December 31, 2011 and $0.2 million for the five months ended May 31, 2012. Effective June 1, 2012, general and administrative costs are incurred directly by the Company, which costs totaled $3.2 million for the period from June 1 to December 31, 2012. During the year ended December 31, 2013, the Company incurred corporate general and administrative cost totaling $8.5 million. If the Company had paid these expenses directly prior to June 1, 2012, the Company’s historical results of operations may have been materially different. As a result, the accompanying historical statements of operations may not necessarily be indicative of operations for future periods.

Legal Fees: During the years ended December 31, 2013 and 2012, the Company incurred legal fees totaling approximately $0.1 million and $0.5 million, respectively, with a law firm of which a former member of the Company’s board of directors served as a managing shareholder from June 1, 2012 through December 17, 2012. Fees with the law firm of $0.1 million and $0.2 million are included in accounts payable and accrued liabilities at December 31, 2013 and 2012, respectively in the accompanying balance sheets.

NOTE J – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company. As of December 31, 2013, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have asbestos or other environmental related liabilities.

Property Management Agreements: Prior to the recapitalization on June 1, 2012, The Company was externally managed and was a party to property management agreements with third parties with respect to the management of certain of the Companies operating properties. The agreements provided for monthly management fees that ranged from 3.0% to 4.0% of gross monthly collections of rent. The total property management fees for each year ended December 31, 2012 and 2011 were approximately $0.3 million and are included in property operations and maintenance expenses in the accompanying consolidated statements of operations. There were no property management agreements or fees paid during the year ended December 31, 2013.

Operating Leases: The Company leases office space for the Company’s headquarters in Aventura, Florida for a total of approximately $0.2 million annually, including expenses. Rent expense included in the accompanying statement of operations was approximately $0.2 million, $0.1 million and $0.1 million for years ended December 31, 2013, 2012 and 2011, respectively. The lease expires in June 2014.

Guarantee: In connection with the recapitalization transaction described above, as a condition to closing, the Company and the Operating Partnership were required to become co-guarantors (and, with respect to certain properties, co-environmental indemnitors) on certain outstanding mortgage indebtedness related to the properties contributed as part of the recapitalization transaction discussed in Note A, in order to replace, and cause the release of, TSPFI and BREF as the guarantors and environmental indemnitors under the existing guarantees and environmental indemnity agreements, as applicable. The Company’s position as a co-guarantor and co-indemnitor with respect to the contributed properties could result in partial or full recourse liability to the Company or the Operating Partnership in the event of the occurrence of certain prohibited acts set forth in such agreements.

Other Contingencies:  In the ordinary course of business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of December 31, 2013, the Company had earnest money deposits of approximately $5.9 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $5.4 million was non-refundable. As of December 31, 2012, the Company had earnest money deposits of approximately $1.8 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $1.5 million was non-refundable.

NOTE K—IMPAIRMENT CHARGES

In 2013, the Company recorded an impairment charge in the consolidated statement of operations related to the following properties for $12.4 million to reduce their carrying value of the following assets to their estimated fair value:

		Carrying	Impairment	Fair
Asset	Location	Amount	Loss	Value
		(in thousands)
The Estates at Maitland	Maitland, FL	$10,613	$(1,613)	$9,000
Midlothian Town Center - East	Midlothian, VA	8,244	(4,079)	4,165
Venetian (1)	Fort Myers, FL	11,087	(6,727)	4,360
		$29,944	$(12,419)	$17,525

(1)	On February 19, 2012, the Company’s predecessor, as the lender, completed foreclosure proceedings on Venetian and took possession of the underlying property. The carrying value is included in Land Held for Future Development as of December 31, 2013 and 2012 in the accompanying consolidated balance sheets.

In February 2014, the Company agreed to redeem its Class A Preferred Stock (see Note O) for an amount that took into account the fair value of four land assets that had been held for development. The fair value of the land was determined by an independent broker, based on current rents, operating expenses, construction costs, capital market conditions, return thresholds and comparable sales. In connection with the redemption of the preferred stock, the Company decided to sell three of the undeveloped properties that are no longer considered part of the Company’s strategy. As a result, the Company has written these assets down to their net realizable value at December 31, 2013. The Company expects to sell these land assets before the end of 2014.

In 2011, the Company recorded an impairment charge in continuing operations of approximately $0.1 million to write down the carrying value of The Estates at Maitland and in discontinued operations of approximately $0.3 million to write down the carrying value of the Oak Reserve Property (See Note M). The 2011 impairment charges were based on third-party appraisal of the land that was determined to be the best indication of fair market value. No impairment was recorded during the year ended December 31, 2012.

NOTE L—INCOME TAXES

The Company has maintained and intends to maintain its election as a REIT under the Internal Revenue Code of 1986, as amended. In order for the Company to continue to qualify as a REIT it must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to its stockholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, the Company generally will not be subject to federal income tax on its taxable income at the corporate level to the extent such income is distributed to its stockholders annually. If taxable income exceeds dividends in a tax year, REIT tax rules allow the Company to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, the Company may not be able to re-qualify as a REIT for the four subsequent taxable years. Historically, the Company has incurred only non-income based state and local taxes. The Company’s Operating Partnership is a flow through entity and is not subject to federal income taxes at the entity level.

The Company has provided for non-income based state and local taxes in the consolidated statement of operations for the year ended December 31, 2013. Prior to June 1, 2012, the Company operated solely through partnerships which were flow through entities and were not subject to federal income taxes at the entity level. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions for the year ended December 31, 2013. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

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

NOTE M—DISCONTINUED OPERATIONS

The Company’s discontinued operations during the periods presented herein included the following:

		Number of
Property Name	Location	Units
Beckanna on Glenwood ("Beckanna")	Raleigh, North Carolina	254
Terrace at River Oaks ("River Oaks")	San Antonio, Texas	314
Oak Resave at Winter Park ("Oak Reserve")	Winter Park, Florida	142
Fontaine Woods ("Fontaine Woods")	Chattanooga, Tennessee	263
The Estates at Mill Creek ("Mill Creek")	Buford, Georgia	259

The Company accounts for properties as discontinued operations when all of the criteria of ASC 360-45-9 have been met. The results of operations and cash flows from discontinued operations are included in the Company’s accompanying consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the results of operations, assets and liabilities and cash flows of the abovementioned properties have been separately presented as discontinued operations in the accompanying consolidated financial statements. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

On December 24, 2013, the Company sold the Beckanna property for $8.8 million, including the assumption by the buyer of the existing mortgage loan balance and a non-cancellable operating ground lease of $6.2 million and $7.5 million, respectively. The decision to sell this property was made in January 2013. The sale resulted in a gain to the Company of approximately $1.5 million, which has been included in discontinued operations during the year ended December 31, 2013.

As a result of the purchase of Beckanna on October 31, 2011, the Company assumed a non-cancellable operating ground lease. The term of the lease was through March 23, 2055, with the option to extend the lease for five additional ten-year periods, from the expiration date of the initial term of the lease. The payments related to this operating lease are expensed on a straight-line basis. Amortization of the unfavorable ground lease obligation is recognized over its respective term, for which amortization expense was recorded for the years ended December 31, 2013, 2012 and 2011, in the amount of approximately $0.2 million, $0.2 million and $0.03 million, respectively. Net rent expense incurred under this operating lease amounted to approximately $1.2 million, $1.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, and has been included in loss on operations of rental property in discontinued operations.

On December 16, 2013, the Company sold the Terrace at River Oaks property for $22.5 million, including the assumption by the buyer of the existing mortgage loan balance in the amount of $14.3 million. The decision to sell this property was made in July 2013. The sale resulted in a gain to the Company of approximately $3.2 million, which has been included in discontinued operations during the year ended December 31, 2013.

On June 12, 2013, the Company sold its 100% interest in Oak Reserve for $11.7 million. The decision to sell this property was made in January 2013. The sale resulted in a gain to the Company of approximately $0.5 million, which has been included in discontinued operations during the year ended December 31, 2013.

On March 1, 2013, the Company sold its 70% interest in Fontaine Woods to its joint venture partner for $10.5 million, including the assumption by the buyer of the Company’s 70% portion of a $9.1 million mortgage. The decision to sell this property was made in November 2012. The sale resulted in a gain to the Company of approximately $1.6 million, which has been included in discontinued operations during the year ended December 31, 2013.

On November 10, 2012, the Company sold the Mill Creek property for $27.5 million.  The sale resulted in a net gain of approximately $2.1 million, consisting of a gain of $2.2 million recorded in the fourth quarter of 2012 and $0.1 million reduction in the gain during the year ended December 31, 2013.  The reduction in the gain resulted from a post-closing purchase price adjustment during the year ended December 31, 2013.

The following is a summary of results of operations of the properties classified as discontinued operations for the periods presented:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Rental and other property revenues	$6,387	$11,820	$6,318
Loss on operations of rental property	$(413)	$(2,187)	$(2,569)
Gain from sale of rental property	$6,685	$2,183	$-
Income (loss) from discontinued operations	$6,272	$(4)	$(2,569)

The following is a summary of the principal components of the Company’s assets and liabilities of discontinued operations as of December 31, 2012:

(in thousands)	December 31, 2012
Operating properties held for sale	$58,638
Other assets	2,271
Assets held for sale	$60,909

Property indebtedness	$39,481
Other liabilities	13,680
Liabilities related to assets held for sale	$53,161

The Company had no real estate held for sale as of December 31, 2013.

NOTE N—QUARTERLY DATA (unaudited)

Quarterly financial information in 2013 and 2012 was as follows:

	Quarters During the Year Ended December 31, 2013 (1) (2)
(in thousands, except per share amounts)	First	Second (3)	Third (4)	Fourth (5)
Total revenue	$5,285	$6,437	$8,027	$9,208
Income (loss) from continuing operations	(4,188)	(4,748)	1,961	(15,853)
Income (loss) from discontinued operations	1,487	289	(80)	4,576
Net income (loss)	(2,701)	(4,459)	1,881	(11,277)
Net income (loss) attributable to common stockholders of Trade Street Residential, Inc.	6,795	(4,034)	1,360	(9,732)
Earnings (loss) per common share - basic and diluted
Continuing operations	$1.12	$(0.55)	$0.13	$(1.28)
Discontinued operations	0.32	0.04	(0.01)	0.41
Net income (loss) attributable to common stockholders	$1.44	$(0.51)	$0.12	$(0.87)
Weighted average shares outstanding	4,717	7,907	11,099	11,226

	Quarters During the Year Ended December 31, 2012 (1) (2)
(in thousands, except per share amounts)	First	Second (6)	Third	Fourth
Total revenue	$3,415	$3,493	$3,577	$3,975
Loss from continuing operations	(430)	(3,114)	(1,400)	(3,603)
Income (loss) from discontinued operations	(700)	(600)	(337)	1,633
Net loss	(1,130)	(3,714)	(1,737)	(1,970)
Net loss attributable to common stockholders of Trade Street Residential, Inc.	(1,143)	(2,967)	(1,516)	(1,592)
Earnings (loss) per common share - basic and diluted
Continuing operations	$(4.60)	$(1.89)	$(0.32)	$(0.79)
Discontinued operations	(7.27)	(0.48)	(0.09)	0.40
Net loss attributable to common stockholders	$(11.87)	$(2.37)	$(0.41)	$(0.39)
Weighted average shares outstanding	96	1,250	3,699	4,074

(1)	Net revenue, income from continuing operations and income (loss) from discontinued operations have been reclassified for all quarters to conform to the current year consolidated statement of operations presentation. Such reclassifications primarily related to discontinued operations, which are discussed at Note M.
(2)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts may not equal the total computed for the year.

(3)	During the quarter ended March 31, 2013, the Company recorded an increase of $11.7 million in net income attributable to common stockholders as a result of extinguishments related to Class A preferred stock and Class B contingent units, less related adjustments attributable to participating securities for $2.5 million (see Note G).
(4)	During the quarter ended September 30, 2013, the Company recorded a $6.9 million gain on bargain purchase from the Fountains Southend acquisition (See Note C).
(5)	During the quarter ended December 30, 2013, the Company recorded a $11.8 million impairment loss on the land held for future development properties (See Note K).
(6)	During the quarter ended June 30, 2012 the Company recorded approximately $1.9 million of expense in connection with our June 1, 2012 recapitalization (See Note A).

NOTE O—SUBSEQUENT EVENTS

Separation Agreements; Amendment to Partnership Agreement

Pursuant to the terms of a Separation Agreement and Release (the "Baumann Separation Agreement"), effective February 23, 2014, between Michael D. Baumann and the Company, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and resigned as a member of the Company's Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement provided for the accelerated vesting of 54,338 shares of unvested restricted stock and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares.

Pursuant to the terms of a Separation Agreement and Release (the "Levin Separation Agreement"), effective March 18, 2014, between the Company and Mr. Levin, Mr. Levin resigned his employment as President and Vice Chairman and as a member of the Company’s Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, pursuant to the terms of the Levin Separation Agreement, Mr. Levin received approximately 375,000 fully vested shares of common stock in a private placement, and Mr. Levin surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares.

Also on February 23, 2014, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP converted all of the 210,915 Class B Contingent Units of limited partnership interests with a stated value of $100.00 per Class B Unit held by Mr. Baumann and certain of his affiliates into 2,343,500 common units of partnership interest in the Operating Partnership.

Binding Term Sheet for the Repurchase of Class A Preferred Stock

On February 23, 2014, the Company entered into a binding term sheet (the "Term Sheet") with BCOM Real Estate Fund Liquidating Trust and BREF/BUSF Millenia Associates, LLC (the "Trusts"), the holders of all of the 309,130 shares of the Company's outstanding Class A Preferred Stock (the "Class A Preferred Stock"). Pursuant to the Term Sheet, the Company agreed to redeem all of the Class A Preferred Stock for an aggregate of approximately $13.8 million in cash, subject to adjustment based upon the valuation of certain parcels of land held by the Company (the "Land Parcels"). The transactions contemplated by the Term Sheet are subject to certain conditions, including the approval of the Company's board of directors, the final determinations of value of the Land Parcels, and the execution of a definitive agreement reflecting the terms of the Term Sheet. The Class A Preferred Stock carried an original per share liquidation preference of $100.00 per share, or $30.9 million in the aggregate, subject to a downward adjustment upon certain events, plus any accrued and unpaid distributions to and including the date of payment. Shares of Class A Preferred Stock were convertible into common stock upon the achievement of 90% physical occupancy or earlier disposition of all of the Land Parcels. The conversion rate on any such conversion would have been equal to the liquidation preference divided by, generally, the average closing price of the Company's common stock for the 20 trading days immediately preceding the conversion, subject to a minimum price of $9.00 per share.

Shares Issued

On January 16, 2014, the Company completed a transaction, which consisted of an offering of 15,797,788 shares of common stock at $6.33 per share to the holders of subscription rights granted to Trade Street's existing stockholders and related transactions (the "Rights Offering") and a concurrent $50 million private placement (the "Private Placement") of shares of common stock to certain affiliates of Senator Investment Group LP (collectively, "Senator") at $6.33 per share. In addition, Senator had agreed to purchase all shares not purchased by holders of rights in the Rights Offering (the "Backstop Commitment"). Michael Baumann and David Levin, Trade Street's Chairman and Chief Executive Officer and President and Vice Chairman, respectively, agreed to purchase an aggregate of approximately $1.8 million of common stock in the private placement concurrently with the closing of the Rights Offering.

In addition, the holders of subscription rights in the Rights Offering, including Messrs. Baumann and Levin, who acquired their entire allotment in a private placement, acquired an aggregate of 15,565,461 shares for gross proceeds to the Company of approximately $98.5 million, or approximately 98.5% of the shares available in the Rights Offering. Pursuant to its Backstop Commitment, Senator acquired 232,327 shares of common stock for gross proceeds to the Company of approximately $1.5 million, or approximately 1.5% of the shares available in the Rights Offering. Combined with the shares acquired by Senator in the Private Placement and the shares issued to Senator as a fee for Senator's Backstop Commitment and the Private Placement, Senator owns 9,316,055 shares, representing approximately 25.6% of the 36,350,182 shares of outstanding common stock of the Company after the recapitalization.

Pursuant to the Stockholders Agreement, Senator has a right to seek liquidity with respect to shares of common stock that it owns if, on or after the 3.5-year anniversary of January 16, 2014, the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of the Company’s common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and Senator continues to own 4.9% or greater of the Company’s outstanding common stock.

The Company used the net cash proceeds from the sale of 24,881,517 shares of the Company’s common stock offered in the Rights Offering and the related transactions of approximately $147.5 million after deducting estimated offering expenses of approximately $2.5 million payable by the Company. The Company contributed the net proceeds received from the Rights Offering and related transactions to the Operating Partnership in exchange for common units of the Operating Partnership. The Operating Partnership used approximately (i) $94.6 million to acquire five communities, (ii) $26.0 million to repay borrowings under the new secured revolving credit facility, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development leaving approximately $6.0 million for working capital and general corporate purposes.

On March 18, 2014, pursuant to the Levin Separation Agreement, the Company issued to Mr. Levin 375,000 fully vested shares of the Company’s common stock.

Acquisitions of Property and Financings

On March 18, 2014, the Company through its Operating Partnership, completed the purchase of The Avenues of Craig Ranch, a 334-unit apartment community located in McKinney, Texas for a total purchase price of $42.4 million. The purchase price was funded with $21.2 million cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $21.2 million with a 7-year term. The new mortgage loan bears a fixed interest rate of 3.78% with monthly payments of interest for the term of the loan and a payment of the unpaid principal amount due at the maturity on April 10, 2021. The mortgage note is secured by The Avenues of Craig Ranch property.

On March 10, 2014, the Company through its Operating Partnership, completed the purchase of Waterstone at Brier Creek, a 232-unit apartment community located in Raleigh, NC for a total purchase price of $32.7 million. The purchase price was funded with $16.4 million cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $16.3 million with an 8-year term. The new mortgage loan bears a fixed interest rate of 3.70% with monthly payments of interest for the term of the loan and a payment of the unpaid principal amount due at the maturity on April 5, 2022. The mortgage note is secured by the Waterstone at Brier Creek property.

On February 6, 2014, the Company through its Operating Partnership, completed the purchase of The Aventine Greenville, a 346-unit apartment community located in Greenville, South Carolina for a total purchase price of $41.9 million. The purchase price was funded with $20.9 million cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $21.0 million with a 7-year term. The new mortgage loan bears a fixed interest rate of 3.70% with monthly payments of interest for the term of the loan and a payment of the unpaid principal amount due at the maturity on February 10, 2021. The mortgage note is secured by The Aventine Greenville property.

On January 21, 2014, the Company through its Operating Partnership, completed the purchase of Miller Creek, a 330-unit apartment community located in Germantown, Tennessee, for a total purchase price of $43.8 million. The purchase price was funded with $17.5 million of cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $26.3 million with a 10-year term. The new mortgage loan bears a fixed rate interest rate of 4.6% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 10, 2024. The mortgage note is secured by the Miller Creek property.

On January 21, 2014, the Company through its Operating Partnership, completed the purchase of Estates of Wake Forest, a 288-unit apartment community located in Wake Forest, North Carolina for a total purchase price of $37.3 million. The purchase price was funded with $18.7 million of cash proceeds from the Company’s Rights Offering and a new mortgage loan in the amount of $18.6 million with a 7-year term. The new mortgage loan bears a fixed interest rate of 3.94% with monthly payments of interest for the term of the loan and a payment of the unpaid principal amount due at the maturity on February 10, 2021. The mortgage note is secured by the Estates of Wake Forest property.

Indebtedness Refinancing and Payoffs

On February 11, 2014, the Company, through a subsidiary, completed the refinancing of the Estates at Millenia with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage loan bears a fixed interest rate of 3.83% with monthly payments of interest only for the initial 48 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on March 5, 2021. The mortgage note is secured by the Estates at Millenia property. In conjunction with obtaining this loan, the Company repaid the existing $35.0 million existing mortgage note payable (see Note D) with the proceeds from this mortgage note payable and $10.0 million from cash proceeds from the Company’s Rights Offering.

On January 23, 2014, the Company, through a subsidiary, completed the refinancing of Fountains Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 5, 2024. The mortgage note is secured by the Fountains Southend property. In conjunction with obtaining this loan, the Company repaid the $30.0 million interim mortgage note payable (see Note D) with the proceeds from this mortgage note payable and $6.2 million from cash proceeds from the Company’s Rights Offering.

On January 21, 2014, the Company, through a subsidiary, paid in full the indebtedness secured by the Estates of Maitland property in the amount of $4.2 million from the cash proceeds from the Company’s Rights Offering.

On January 17, 2014 the Company, through a subsidiary, paid in full the BMO Harris Bank N.A. secured revolving credit facility indebtedness secured by the Arbors River Oaks in the amount of $9.0 million from the cash proceeds from the Company’s Rights Offering.

Pending Acquisitions

On February 26, 2014, the Company, through a subsidiary, entered into an agreement to purchase Waterstone at Big Creek, a 270-unit apartment community in Alpharetta, Georgia for $40.5 million. The acquisition is expected to close, subject to the satisfaction of customary conditions in the second quarter of 2014.

New Revolving Credit Facility

On January 31, 2014, the Company and the Operating Partnership entered into a Credit Agreement (the “Credit Agreement”) for a $75 million senior secured credit facility (the “Credit Facility”) with Regions Bank as Lead Arranger and U.S. Bank National Association as a participant. The Credit Facility is comprised of an initial $75.0 million commitment with an accordion feature allowing the Company to increase borrowing capacity to $250 million (the “Facility Amount”), subject to certain approvals and meeting certain criteria. The Credit Facility also includes a sublimit for the issuance of standby letters of credit (each a “Letter of Credit”) for up to the greater of $10.0 million and 10.0% of the Facility Amount and a sublimit for discretionary swingline loans (each a “Swingline Loan”) for up to the greater of $10.0 million and 10.0% of the Facility Amount, in each case subject to availability under the Credit Facility. No Swingline Loan may be outstanding for more than ten consecutive business days.

The Credit Facility has an initial three-year term that can be extended at the Company's option for up to two, one-year periods and has a variable interest rate of LIBOR plus a spread of 1.75% to 2.75%, depending on the Company’s consolidated leverage ratio and subject to reserves. The initial borrowing rate of the Credit Facility will be LIBOR plus 2.00%. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Company and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the Credit Agreement. Availability under the Credit Facility is permitted up to sixty five percent (65%) of the value of the Borrowing Base subject to the limitations set forth in the Credit Facility. The Credit Facility contains customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common shares, the guaranty in connection with the Credit Facility, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the Credit Agreement requires the Company to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $158.0 million plus 75% of the proceeds of any future equity issuances by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;
•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than (i)1.3 to 1.0 from the effective date of the Credit Agreement to and including March 31, 2014, (ii) 1.4 to 1.0 from April 1, 2014 to and including June 30, 2014, and (iii) 1.5 to 1.0 from July 1, 2014 and at all times thereafter;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the Credit Agreement; and
•	restrictions on certain dividend and distribution payments.

In conjunction with the Credit Agreement, the Company borrowed approximately $27.0 million to pay down, in full, indebtedness secured by the Park in Fox Trails ($14.9 million), Mercé Apartments ($5.5 million) and Post Oak Property ($5.3 million) and to pay fees associated therewith, which were incurred to fund these acquisitions of these properties secured by such indebtedness. The remainder of the amount borrowed of approximately $0.9 million was used for closing costs and other expense related to the credit facility and approximately $0.4 million was used for general corporate and working capital purposes. On February 7, 2014, the Company repaid $26.0 million under the Credit Facility.

In connection with the above refinancing and payoffs of the mortgage indebtedness, the Company expects to write-off deferred financing costs (net of accumulated amortization) and record a prepayment penalty incurred in the amount of $0.9 million and $0.7 million, respectively during the first quarter of 2014.

Dividend Declared

On February 12, 2014, a dividend was declared in the amount of $0.095 per share, payable to stockholders of record of common stock and common OP units as of March 31, 2014 and payable on April 15, 2014, for a total of approximately $3.7 million.

Sunnyside Land Foreclosure

On March 10, 2014, the Company completed foreclosure proceedings and obtained title to the Sunnyside asset.

SCHEDULE III – Real Estate Assets and Accumulated Depreciation for the year ended December 31, 2013

(in thousands)				Initial cost
Property	City	State	Encumbrances	Land and improvements	Building and improvements	Costs capitalized subsequent to acquisition	Furniture & Fixtures	Gross amounts at close of period	Accumulated depreciation	Year built/renovated	Year of acquisition	Depreciable lives in years
Real Estate:
The Pointe at Canyon Ridge Apartments	Sandy Springs	GA	$25,800	$16,689	$16,718	$898	$2,269	$36,574	$3,416	1986/2007	September-08	10-40
Arbors River Oaks Apartments	Memphis	TN	9,000	2,630	12,840	1,218	514	17,202	1,761	1990/2010	June-10	10-40
Lakeshore on the Hill Apartments	Chattanooga	TN	6,736	1,000	8,661	363	169	10,193	1,123	1969/2005	December-10	10-40
The Trails of Signal Mountain Apartments	Chattanooga	TN	8,259	1,461	9,815	537	395	12,208	1,379	1975	May-11	10-40
Post Oak Place	Louisville	KY	5,240	2,073	5,695	281	247	8,296	762	1982/2005	July-11	10-40
Mercé Apartments	Addison	TX	5,465	1,182	6,113	86	566	7,947	906	1991/2007	October-11	10-40
Park at Fox Trails	Plano	TX	14,692	3,392	16,491	212	606	20,701	1,564	1981	December-11	10-40
Estates of Millenia	Orlando	FL	34,950	4,606	36,070	187	1,276	42,139	991	2012	December-12	10-50
Westmont	Ashville	NC	17,920	2,275	19,184	51	313	21,823	638	2003/2008	December-12	10-40
Bridge Pointe	Huntsville	AL	11,437	2,083	12,437	103	352	14,975	411	2002	March-13	10-40
St. James at Goose Creek	Goose Creek	SC	19,000	4,036	22,255	59	450	26,800	417	2009	May-13	10-50
Creekstone at RTP	Durham	NC	23,250	3,994	30,823	13	303	35,133	477	2012	May-13	10-50
Talison Row	Charleston	SC	33,635	5,179	41,294	22	807	47,302	328	2013	August-13	10-50
Fountains Southend	Charlotte	NC	30,000	7,643	30,740	-	749	39,132	196	2013	September-13	10-50
Total Operating Properties			$245,384	$58,243	$269,136	$4,030	$9,016	$340,425	$14,369

Land held for future development:
Estates of Millenia Phase II	Orlando	FL	-	12,942	-	19	-	12,961	-	TO BUILD	December-12	N/A
Uptown Maitland	Maitland	FL	4,200	6,133	-	2,867	-	9,000	-	TO BUILD	June-08	N/A
MTC East	Richmond	VA	-	7,783	-	(3,618)	-	4,165	-	TO BUILD	August-09	N/A
Venetian	Fort Myers	FL	-	11,000	-	(6,640)	-	4,360	-	TO BUILD	February-12	N/A
Sunnyside	Panama City	FL	-	1,452	-	25	-	1,477		TO BUILD	January-13	N/A
Total land held for future development			4,200	39,310	-	(7,347)	-	31,963	-

Total			$249,584	$97,553	$269,136	$(3,317)	$9,016	$372,388	$14,369

S-1

Reconciliation of real estate owned:
in thousands	2013	2012
Balance at January 1	279,994	216,643
Acquisitions of operating properties	164,524	87,655
Improvements	2,488	1,948
Reduction - impairments	(12,419)	-
Cost of real estate sold	(62,199)	(26,252)
Balance at December 31	372,388	279,994

Reconciliation of accumulated depreciation
in thousands	2013	2012
Balance at January 1	10,242	7,220
Depreciation expense	7,550	3,846
Dispositions	(3,423)	(824)
Balance at December 31	14,369	10,242

S-2