Form 10-Q
period 2014-03-31
Trade Street Residential, Inc.
filed 2014-05-13
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of May 9, 2014, 36,576,096 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

TRADE STREET RESIDENTIAL, INC.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Real estate assets
Land and improvements	$84,688	$58,560
Buildings and improvements	436,366	272,849
Furniture, fixtures, and equipment	14,751	9,016
	535,805	340,425
Less accumulated depreciation	(17,363)	(14,369)
Net investment in operating properties	518,442	326,056

Land held for future development ( including $0 and $1,477 of consolidated variable interest entity, respectively)	12,961	31,963
Land held for sale	19,125	-
Net real estate assets	550,528	358,019
Other assets
Investment in unconsolidated joint venture	2,337	2,421
Cash and cash equivalents (including $0 and $148 of consolidated variable interest entity, respectively)	15,852	9,037
Restricted cash and lender reserves	8,574	3,203
Deferred financing costs, net	5,234	3,022
Intangible assets, net	3,065	1,571
Prepaid expenses and other assets	1,713	9,560
Due from related parties	78	803
Assets related to land held for sale	555	-
	37,408	29,617

TOTAL ASSETS	$587,936	$387,636

LIABILITIES
Indebtedness	$316,053	$249,584
Accrued interest payable	791	840
Accounts payable and accrued expenses	4,749	6,119
Dividends payable	3,773	1,247
Security deposits, deferred rent and other liabilities	1,856	1,443
Liabilities related to land held for sale	24	-
TOTAL LIABILITIES	327,246	259,233

Commitments & contingencies	-	-

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423 shares authorized, 309 shares issued and outstanding at March 31, 2014 and December 31, 2013	3	3
Common stock, $0.01 par value per share; 1,000,000 authorized; 36,576 and 11,469 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	366	115
Additional paid-in capital	310,516	162,681
Accumulated deficit	(67,035)	(52,053)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	243,850	110,746
Noncontrolling interest	16,840	17,657
TOTAL STOCKHOLDERS' EQUITY	260,690	128,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$587,936	$387,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Property revenues
Rental revenue	$10,266	$4,847
Other property revenues	1,144	438
Total property revenues	11,410	5,285

Property expenses
Property operations and maintenance	3,370	1,636
Real estate taxes and insurance	1,931	795
Total property expenses	5,301	2,431

Other expenses
General and administrative	2,095	1,559
Management transition expenses	9,041	-
Interest expense	2,873	1,889
Depreciation and amortization	4,720	2,245
Development and pursuit costs	45	-
Acquisition costs	1,505	222
Amortization of deferred financing costs	316	371
Loss on early extinguishment of debt	1,629	815
Total other expenses	22,224	7,101

Other income	43	22
Income (loss) from unconsolidated joint venture	(9)	37

Loss from continuing operations	(16,081)	(4,188)

Discontinued operations
Loss on operations of rental property	-	(109)
Gain from sale of rental property	-	1,596
Income from discontinued operations	-	1,487

Net loss	(16,081)	(2,701)
Loss allocated to noncontrolling interest holders	1,099	555
Dividends declared and accreted on preferred stock and units	(228)	(254)
Extinguishment of equity securities	-	11,716
Adjustments attributable to participating securities	16	(2,521)
Net income (loss) attributable to common stockholders	$(15,194)	$6,795

Earnings (loss) per common share - basic and diluted:
Continuing operations	$(0.48)	$1.12
Discontinued operations	-	0.32
Net income (loss) attributable to common stockholders	$(0.48)	$1.44

Weighted average number of shares - basic and diluted	31,746	4,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

(unaudited)

	Trade Street Residential, Inc.
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Equity balance, December 31, 2013	309	$3	11,469	$115	$162,681	$(52,053)	$17,657	$128,403
Proceeds from sale of common stock, net	-	-	24,882	249	147,036	-	-	147,285
Net loss	-	-	-	-	-	(14,982)	(1,099)	(16,081)
Distributions to stockholders and unit holders	-	-	-	-	(3,550)	-	(223)	(3,773)
Stock compensation – management transition	-	-	375	4	3,310	-	-	3,314
Stock compensation - other	-	-	-	-	29	-	-	29
Surrender of shares to cover tax withholding of stock compensation – management transition	-	-	(150)	(2)	(938)	-	-	(940)
Conversion of Class B contingent units into Common OP units	-	-	-	-	1,948	-	505	2,453

Equity balance, March 31, 2014	309	$3	36,576	$366	$310,516	$(67,035)	$16,840	$260,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,081)	$(2,701)
(Income) loss from discontinued operations	-	(1,487)
Loss from continuing operations	(16,081)	(4,188)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,720	2,245
Amortization of tax abatement	88	-
Amortization of deferred loan costs	316	371
Loss on early extinguishment of debt	1,629	815
Non-cash compensation from conversion of Class B contingent units
into common OP units	2,453	-
Non-cash stock compensation	3,343	-
Loss (income) of unconsolidated joint venture	9	(37)
Interest accrued on related party receivable	(15)	(22)
Net changes in assets and liabilities:
Restricted cash and lender reserves	986	291
Prepaid expenses and other assets	7,846	(3,134)
Accounts payable, accrued expenses and accrued interest payable	(2,210)	678
Due to related parties	(119)	32
Security deposits and deferred rent	533	(4)
Net cash provided by (used in) operating activities - continuing operations	3,498	(2,953)
Net cash provided by operating activities - discontinued operations	-	464
Net cash provided by (used in) operating activities	3,498	(2,489)

Cash flows from investing activities:
Cash distributions received from unconsolidated joint venture	75	50
(Deconsolidation) Consolidation of variable interest entity	(148)	148
Acquisitions of communities	(94,598)	(3,813)
Acquisition of mortgage loan	-	(1,450)
Property capital expenditures	(764)	(457)
Net cash used in investing activities - continuing operations	(95,435)	(5,522)
Net cash provided by investing activities - discontinued operations	-	3,998
Net cash used in investing activities	(95,435)	(1,524)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	147,285	-
Proceeds from indebtedness	92,750	13,000
Repayments of indebtedness	(129,607)	(9,116)
Payments of deferred loan costs	(3,451)	(387)
Prepayment fees for early extinguishment of debt	(706)	(684)
Distributions to stockholders and unitholders	(1,247)	(491)
Reduction in related party receivable	765	122
Shares surrendered for payment of withholding taxes	(125)	-
Increase in restricted cash escrow for preferred share repurchase	(6,912)	-
Net cash provided by financing activities - continuing operations	98,752	2,444
Net cash used in financing activities - discontinued operations	-	(143)
Net cash provided by provided by financing activities	98,752	2,301

Net change in cash and cash equivalents	6,815	(1,712)
Cash and cash equivalents at beginning of period	9,037	4,940
Cash and cash equivalents at end of period	$15,852	$3,228

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest of
$0 million and $0.1 million, respectively.	$2,923	$2,506

Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$103,325	$11,437
Stock issued for consideration of business acquisition	$-	$3,318
Transfer preferred shares/units to permanent equity	$-	$46,250
Distribution receivable from joint venture	$-	$50
Stock issued in connection with rights offering	$7,500	$-
Acquisition consideration payable in preferred stock	$294	$294
Payable for shares surrendered for payment of withholding taxes	$816	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Trade Street Residential, Inc. (formerly Feldman Mall Properties, Inc. (the “Company” or “TSRE”)), is a Maryland corporation that qualifies and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purpose. The Company conducts substantially all of its operations through Trade Street Operating Partnership (the “Operating Partnership”). The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 reflect the combination of certain real estate entities and management operations that were contributed to the Company in June 2012 in a reverse recapitalization transaction (the “recapitalization”). The transaction was accounted for as a reverse recapitalization, as it was a capital transaction in substance, rather than a business combination. As a reverse recapitalization, no goodwill was recorded. For accounting purposes, the legal acquiree was treated as the continuing reporting entity that acquired the legal acquirer.

The Company completed its initial public offering in May 2013. On January 16, 2014, the Company completed a Rights Offering to the Company’s existing stockholders. (see Note G).

The Company is engaged in the business of acquiring, owning, operating and managing high quality, conveniently located apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States, including Texas.

As of March 31, 2014, the Company had interests in 4,985 apartment units in 20 communities, including 240 apartment units in one community held through an unconsolidated joint venture in which the Company has a 50% interest (see Note F). In addition, the Company owns four parcels of land that are zoned for multifamily development, as well as one parcel of undeveloped land (collectively the “Land Investments”) on which the Company foreclosed in March 2014 (see Note C). During the first quarter of 2014, the Company classified four of the five Land Investments as land held for sale (see Note L). The Company, through its affiliates, actively manages the acquisition and operations of its real estate investments.

Summary of Significant Accounting Policies

Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and represent the assets and liabilities and operating results of the Company. Accordingly, these financial statements do not include all information and footnote disclosures required for annual financial statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the full year. Additionally, see Note L for information regarding new accounting guidance that the Company adopted during the three months ended March 31, 2014.

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their wholly-owned subsidiaries. Until March 2013, certain properties were not wholly owned, resulting in noncontrolling interests. Income (loss) allocations, if any, to noncontrolling interests includes the pro rata share of such properties’ net real estate income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, “Consolidation,” when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”) as defined in FASB ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE. A primary beneficiary has both the power to direct the activities that most significantly impact the VIE and the obligation to absorb losses or the right to receive benefits from the VIE. On March 1, 2013, the Company sold its 70% interest in a VIE to its joint venture partner (see Note M). During the first quarter of 2013, the Company began consolidation of another VIE. During the first quarter of 2014, the Company deconsolidated this VIE upon completion of foreclosure proceedings (see Note C).

Unconsolidated joint ventures in which the Company does not have a controlling interest but exercises significant influence are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses. The Company holds a 50% interest in BSF/BR Augusta JV, LLC (the owner of The Estates at Perimeter, an operating property) which is accounted for under the equity method (see Note F).

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

Acquisition of Operating Properties: The Company has accounted for acquisitions of its operating properties, consisting of multifamily apartment communities and land held for future development, as business combinations in accordance with GAAP. Estimates of fair value based on future cash flows and other valuation techniques are used to allocate the purchase price between land, buildings, building improvements, equipment, identifiable intangible assets such as in-place leases and tax abatements, and other assets and liabilities. The acquisition of a multifamily apartment community typically qualifies as a business combination.

Transaction costs related to the acquisition of an operating property, such as broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and are included in acquisition costs in the condensed consolidated statements of operations.

Real Estate Assets: Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired, as described below. Depreciation on real estate is computed using the straight-line method over the estimated useful lives of the related assets, generally 35 to 50 years for buildings, 2 to 15 years for long-lived improvements and 3 to 7 years for furniture, fixtures and equipment. Ordinary repairs and maintenance costs are expensed. Significant improvements, renovations and replacements that extend the life of the assets are capitalized and depreciated over their estimated useful lives.

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

Land Held for Future Development: Land held for future development represents real estate the Company plans to develop in the future, but on which, as of each period presented, no construction or predevelopment activities were ongoing. In such cases, all predevelopment efforts have been advanced to appropriate states and no further predevelopment activities are ongoing; therefore, interest, property taxes, insurance and all other costs are expensed as incurred and are included in development and pursuit costs in the accompanying condensed statement of operations.

Land Held for Sale: The Company periodically classifies real estate assets, including land, as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Real estate assets held for sale are stated separately on the accompanying condensed consolidated balance sheets. Costs of land held for sale are expensed as incurred and are included in development and pursuit costs in the accompanying condensed statement of operations.

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets when events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the recoverability of such carrying amounts by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date the Company compares the estimated fair value of its real estate investment to the carrying value, and records an impairment charge to the extent the fair value is less than the carrying amount and the decline in value is determined to be other than a temporary decline. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective. No impairment was recorded during the three months ended March 31, 2014 and 2013.

Noncontrolling Interests: Through March 1, 2013, the Company, through wholly-owned subsidiaries, was party to operating agreements with third parties in conjunction with the ownership of certain properties. The Company recorded these noncontrolling interests at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests were not redeemable by the equity holders and were presented as part of permanent equity. Noncontrolling interests also include common units held by certain limited partners in the Operating Partnership other than the Company. Through December 31, 2013, income and losses were allocated to the noncontrolling interest holders based on their economic ownership percentage. For periods beginning January 1, 2014, due to the conversion of all remaining contingent B units into common units of the Operating Partnership as discussed in Note G, the Company allocates income and losses to the noncontrolling interest based on the weighted-average common unit ownership interest in the Operating Partnership, which was 6.82% for the three months ended March 31, 2014.

Intangible Assets: The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets (consisting of the value of in-place leases and any property tax abatement agreements) based on relative fair values. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, typically a period of six months. The purchase prices of acquired properties are not expected to include allocations to tenant relationships, considering the short terms of the leases and the high expected levels of renewals.

Property tax abatements provide graduated tax relief for five years from the completion of development of the respective property. Amortization of tax abatement intangible assets is recorded based on the actual tax savings in each period and is included in real estate taxes and insurance in the condensed consolidated statements of operations.

See Note C for a detailed discussion of the property acquisitions completed during the three months ended March 31, 2014 and 2013.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1: Quoted prices for identical instruments in active markets.
•	Level 2: Quoted prices for similar instruments in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3: Significant inputs to the valuation model are unobservable.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash and lender reserves, amounts due from related parties, accounts payable and accrued expenses, security deposits, deferred rent and other liabilities approximate their fair values due to the short-term nature of these items.

There is no material difference between the carrying amounts and fair values of mortgage notes payable as interest rates and other terms approximate current market rates and terms for similar types of debt instruments available to the Company (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of March 31, 2014 and December 31, 2013.

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

The following table sets forth by level, within the fair value hierarchy certain land assets of the Company that are measured at fair value on a non-recurring basis as of December 31, 2013 (see Note L):

(in thousands)	Level 1	Level 2	Level 3	Total
Venetian	$-	$-	$4,360	$4,360
Midlothian Town Center - East	-	-	4,165	4,165
The Estates at Maitland	-	-	9,000	9,000
	$-	$-	$17,525	$17,525

The above land assets were reclassified from land held for future development to land held for sale during the three months ended March 31, 2014.

Prepaid expenses and other assets: As of March 31, 2014, prepaid expenses and other assets primarily consist of deposits made for future acquisitions of real estate assets in the amount of $0.9 million. As of December 31, 2013, prepaid expenses and other assets primarily consist of deferred offering costs in the amount of approximately $2.7 million as well as deposits made for future acquisitions of real estate assets in the amount of $5.9 million.

Reclassifications: Amounts in the 2013 condensed consolidated statements of operations and condensed consolidated statements of cash flows associated with properties disposed of in 2013 have been reclassified to discontinued operations (see Note L).

Recent Accounting Standards: In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years with early adoption permitted. As a result of ASU 2014-08, a disposal of a component of an entity or a group of components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. Effective January 1, 2014, the Company elected to adopt this standard on a prospective basis for transactions that may occur after the adoption. The Company’s adoption of ASU 2014-008 did not have a material impact on the Company’s condensed consolidated financial position or results of operations. Under this standard, the Company anticipates that the majority of any future property sales will not be classified as discontinued operations.

NOTE B—EARNINGS PER SHARE

The Company reports earnings per share (“EPS”) using the two-class method as required under GAAP. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method calculates EPS based on distributed earnings and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable.

Potentially dilutive shares of common stock, and the related impact to earnings, are considered when calculating EPS on a diluted basis using the if-converted method. For periods where the Company reports a net loss available for common stockholders, the effect of dilutive shares is excluded from EPS calculations because including such shares would be anti-dilutive. Warrants for 139,215 shares exercisable until May 13, 2015 at a split-adjusted exercise price of $21.60 of the Company’s common stock and 2,343,500 common units of the Operating Partnership convertible into 2,343,500 shares of the Company’s common stock have been excluded since they are anti-dilutive (see Note G). Shares of Class A preferred stock have been excluded from potentially dilutive shares of common stock since their conversion is contingent upon the achievement of future conditions. The Class B contingent units were converted into common OP units in February 2014 and were excluded from potentially dilutive shares of common stock in 2013 since their conversion had been contingent upon the achievement of future conditions.

As further described in Note G, on January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock, which is reflected in the weighted average shares of common stock in the table below.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013

Net loss	$(16,081)	$(2,701)
Loss allocated to noncontrolling interest holders	1,099	555 (1)
Dividends declared and accreted on preferred stock and units	(228)	(254)
Extinguishment of equity securities (Note G)	-	11,716
Adjustments attributable to participating securities	16	(2,521)
Net income (loss) attributable to common stockholders	$(15,194)	$6,795

Continuing operations	$(15,194)	$5,308
Discontinued operations	-	1,487
Net income (loss) attributable to common stockholders	$(15,194)	$6,795

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.48)	$1.12
Discontinued operations	-	0.32
Net income (loss) per share attributable to common stockholders	$(0.48)	$1.44

Weighted average number of shares - basic and diluted	31,746	4,717

(1)	Net of $0.04 million income allocated to discontinued operations in the first quarter of 2013.

NOTE C—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES

During the three months ended March 31, 2014 and 2013, the Company through is Operating Partnership completed various acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2014 Acquisitions:

The Avenues of Craig Ranch (“Craig Ranch”) - On March 18, 2014, the Company acquired Craig Ranch, a 334-unit apartment community located in McKinney (Dallas), Texas. The purchase price of $42.4 million was funded with approximately $21.2 million cash proceeds from the net proceeds of the common stock offering and subscription rights granted to TSRE’s existing stockholders (“Rights Offering”) (as more fully described in Note G) and a new mortgage loan in the amount of $21.2 million (see Note D). From the date of acquisition through March 31, 2014, Craig Ranch generated revenue of approximately $0.1 million and a net loss of approximately ($0.1) million.

Waterstone at Brier Creek (“Brier Creek”) - On March 10, 2014, the Company acquired Brier Creek, a 232-unit apartment community located in Raleigh, North Carolina. The purchase price of $32.7 million was funded with approximately $16.4 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $16.3 million (see Note D). From the date of acquisition through March 31, 2014, Brier Creek generated revenue of approximately $0.1 million and a net loss of approximately ($0.4) million.

The Aventine Greenville (“Aventine”) - On February 6, 2014, the Company acquired The Aventine, a 346-unit apartment community located in Greenville, South Carolina. The purchase price of $41.9 million was funded with approximately $20.9 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $21.0 million (see Note D). From the date of acquisition through March 31, 2014, Aventine generated revenue of approximately $0.5 million and a net loss of approximately ($0.5) million.

Estates at Wake Forest (“Wake Forest”) - On January 21, 2014, the Company acquired Wake Forest, a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina. The purchase price of $37.3 million was funded with approximately $18.7 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $18.6 million (see Note D). From the date of acquisition through March 31, 2014, Aventine generated revenue of approximately $0.4 million and a net loss of approximately ($0.7) million.

Miller Creek at Germantown (“Miller Creek”) - On January 21, 2014, the Company acquired Miller Creek, a 330-unit apartment community located in Germantown (Memphis), Tennessee. The purchase price of approximately $43.8 million was funded with approximately $17.5 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $26.3 million (see Note D). From the date of acquisition through March 31, 2014, Miller Creek generated revenue of approximately $0.8 million and a net loss of approximately ($1.0) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the three months ended March 31, 2014:

(in thousands)	Miller Creek	Wake Forest	Aventine	Brier Creek	Craig Ranch	Total

Fair Value of Net Assets Acquired	$43,750	$37,250	$41,866	$32,682	$42,375	$197,923
Purchase Price	$43,750	$37,250	$41,866	$32,682	$42,375	$197,923
Net Assets Acquired/Purchase Price Allocated:
Land	$2,173	$2,677	$2,888	$3,031	$3,444	$14,213
Site Improvements	2,460	2,618	1,926	1,681	3,210	11,895
Building	37,332	30,633	34,720	26,989	33,317	162,991
Furniture, fixtures and equipment	1,011	860	1,494	679	1,673	5,717
Intangible assets - in place leases	774	462	838	302	731	3,107
Total	$43,750	$37,250	$41,866	$32,682	$42,375	$197,923

2013 Acquisitions:

Bridge Pointe - On March 4, 2013, the Company acquired Bridge Pointe, (f/k/a Vintage at Madison Crossing), a 178-unit apartment community located in Huntsville, Alabama. The purchase price of $15.3 million was funded by net proceeds of a new mortgage loan of $11.4 million plus cash on hand of $3.8 million. From the date of acquisition through March 31, 2013, Bridge Pointe generated revenue of approximately $0.1 million and a net loss of approximately ($0.3) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the three months ended March 31, 2013:

(in thousands)	Bridge Pointe

Fair Value of Net Assets Acquired	$15,250
Purchase Price	$15,250
Net Assets Acquired/Purchase Price Allocated:
Land	$1,140
Site Improvements	943
Building	12,437
Furniture, fixtures and equipment	311
Intangible assets - in place leases	419
Total	$15,250

The Company incurred approximately $1.5 million and $0.2 million of acquisition-related costs during the three months ended March 31, 2014 and 2013, respectively.

Sunnyside Loan - BSP/Sunnyside, LLC (“Sunnyside”), the owner of undeveloped land located in Panama City, Florida, was a subsidiary of BCOM Real Estate Fund, LLC Liquidating Trust, a successor to one of the contributors of entities in the recapitalization, which is also a stockholder of the Company. Sunnyside was not contributed to the Company in the recapitalization. On October 2, 2012, Sunnyside executed a Settlement Stipulation, which provided Sunnyside or its assignee the option, for a non-refundable fee of $0.2 million, to acquire its delinquent loan (with a principal balance of $4.5 million) from its lender within 120 days of the date of the Settlement Stipulation for the net amount of $1.4 million, after a credit of the $0.2 million paid for the option. On January 30, 2013, the Company exercised its rights under the option and purchased the loan for $1.4 million. As a result of the acquisition of the loan on January 30, 2013, pursuant to ASC 810, the Company was considered the primary beneficiary and, as such, began consolidation of Sunnyside in the Company’s financial statements. The total consideration paid of $1.6 million was not considered a business combination and was allocated as follows to the assets of Sunnyside (in thousands):

Cash	$148
Land	$1,477

In December 2013, the Company initiated foreclosure proceedings, which were completed on March 10, 2014, with the Company obtaining title to the Sunnyside asset. As a result of the foreclosure, the Company deconsolidated Sunnyside due to lack of ongoing variable interest. The deconsolidation of Sunnyside did not have a material impact on the consolidated financial statements of the Company. As of March 31, 2014, $1.6 million is included in land held for sale in the accompanying condensed consolidated balance sheets.

Pro Forma Financial Information:

The revenues and results of operations of the acquired apartment communities are included in the condensed consolidated financial statements beginning on the date of each respective acquisition. The following unaudited consolidated pro forma information for the three months ended March 31, 2014 and 2013 is presented as if the Company had acquired each apartment community on January 1, 2013.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations.

	Three Months Ended March 31,
(in thousands)	2014	2013
Unaudited pro forma financial information:
Pro forma revenue	$12,717	$5,623
Pro forma loss from continuing operations	$(16,343)	$(5,401)

NOTE D—INDEBTEDNESS

As of March 31, 2014 and December 31, 2013, the Company had total indebtedness of approximately $316.1 million and $249.6 million, respectively. Borrowings relate to individual property mortgages as well as the Company’s new Revolver (as defined below).

The following is a summary of debt originated during the three months ended March 31, 2014:

Craig Ranch - On March 18, 2014, in conjunction with the acquisition of Craig Ranch (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $21.2 million, which bears a fixed interest rate of 3.78% and requires monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on April 10, 2021. The mortgage note is secured by The Avenues of Craig Ranch property.

Brier Creek - On March 10, 2014, in conjunction with the acquisition of Brier Creek (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $16.3 million, which bears a fixed interest rate of 3.70% and requires monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on April 5, 2022. The mortgage note is secured by the Waterstone at Brier Creek property.

Aventine - On February 6, 2014, in conjunction with the acquisition of Aventine (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $21.0 million, which bears a fixed interest rate of 3.70% and requires monthly payments of interest only for the initial 60 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 10, 2021. The mortgage note is secured by The Aventine Greenville property.

Wake Forest - On January 21, 2014, in conjunction with the acquisition at Wake Forest (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $18.6 million, which bears a fixed interest rate of 3.94% and requires monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on February 10, 2021. The mortgage note is secured by the Estates at Wake Forest property.

Miller Creek - On January 21, 2014, in conjunction with the acquisition of Miller Creek (see Note C above) the Company, through its subsidiary entered into a mortgage note payable in the amount of $26.3 million, which bears a fixed rate interest rate of 4.6% and requires monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 10, 2024. The mortgage note is secured by the Miller Creek at Germantown property.

New Revolving Credit Facility

On January 31, 2014, the Company and the Operating Partnership entered into a Credit Agreement (the “Credit Agreement”) for a $75 million senior secured credit facility (the “Revolver”) with Regions Bank as lead arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75 million commitment with an accordion feature allowing the Company to increase borrowing capacity to $250 million (the “Revolver Amount”), subject to certain approvals and meeting certain criteria. The Revolver also includes a sublimit for the issuance of standby letters of credit (“Letter of Credit”) for up to the greater of $10.0 million and 10.0% of the Revolver Amount and a sublimit for discretionary swingline loans (“Swingline Loan”) for up to the greater of $10.0 million and 10.0% of the Revolver Amount, in each case subject to borrowing availability under the Revolver. No Swingline Loan may be outstanding for more than ten consecutive business days.

The Revolver has an initial three-year term that can be extended at the Company's option for up to two additional one-year periods and has a variable interest rate of LIBOR (as defined in the Credit Agreement) plus a spread of 1.75% to 2.75%, depending on the Company’s consolidated leverage ratio. The initial borrowing rate of the Revolver will be LIBOR plus 2.00%. The Revolver is guaranteed by the Company and certain subsidiaries of the Company and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the Credit Agreement. Availability under the Revolver is permitted up to 65% of the value of the Borrowing Base subject to the limitations set forth in the Revolver. The Revolver contains customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common stock, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the Operating Partnership pays a commitment fee of 0.20% to 0.30% quarterly in arrears based on the unused portion of the revolving credit commitment. As of March 31, 2014, the commitment fee was 0.30%. As of March 31, 2014 the weighted average interest rate was approximately 2.18%.

The Revolver requires the Company to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $158.0 million plus 75% of the proceeds of any future equity issuances by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;
•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than (i) 1.3 to 1.0 from the effective date of the Credit Agreement to and including March 31, 2014, (ii) 1.4 to 1.0 from April 1, 2014 to and including June 30, 2014, and (iii) 1.5 to 1.0 from July 1, 2014 and at all times thereafter;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the Credit Agreement; and
•	restrictions on certain dividend and distribution payments.

The Company was in compliance with these financial covenants at March 31, 2014.

In conjunction with the closing of Credit Agreement, the Company borrowed approximately $27.0 million to pay down, in full, indebtedness secured by the Park at Fox Trails ($14.9 million), Mercé Apartments ($5.5 million) and Post Oak ($5.3 million) and to pay fees associated therewith, as these properties serve as collateral on the Revolver. The remainder of the amount borrowed was used for closing costs and other expenses related to the Revolver of approximately $0.9 million and approximately $0.4 million for general corporate and working capital purposes, respectively.

During the three months ended March 31, 2014, the Company repaid approximately $9.0 million under the Revolver. As of March 31, 2014, the Revolver had an outstanding principal balance of $18.0 million and there remained approximately $19.0 million available for draw on the borrowing base.

On February 24, 2014, the parties executed a First Amendment to the Credit Agreement with Regions to modify the definition of the components of EBITDA to include non-recurring cash costs in an amount not to exceed $4.0 million incurred during the quarter ended March 31, 2014, in connection with the severance of various officers of the Company.

See Note M for a description of the Second Amendment to the Credit Agreement which was executed subsequent to March 31, 2014.

Indebtedness Refinancing and Payoffs

On February 11, 2014, the Company, through a subsidiary, completed the refinancing of the Estates at Millenia with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage loan bears a fixed interest rate of 3.83% with monthly payments of interest only for the initial 48 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on March 5, 2021. The mortgage note is secured by the Estates at Millenia property. In conjunction with obtaining this loan, the Company repaid the existing $35.0 million mortgage note payable with the proceeds from the new mortgage note payable and $10.0 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off of deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.2 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2014.

On January 23, 2014, the Company, through a subsidiary, completed the refinancing of Fountains Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 5, 2024. The mortgage note is secured by the Fountains Southend property. In conjunction with obtaining this loan, the Company repaid the $30.0 million interim mortgage note payable with the proceeds from the new mortgage note payable and $6.2 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.3 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2014.

On January 21, 2014, the Company, through a subsidiary, paid in full the indebtedness secured by the Estates of Maitland property in the amount of $4.2 million from the cash proceeds from the Company’s Rights Offering and the related transactions.

On January 17, 2014 the Company, through a subsidiary, paid in full the BMO Harris Bank N.A. secured revolving credit facility indebtedness secured by the Arbors River Oaks in the amount of $9.0 million from the cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the payoff of the indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) of $0.2 million, which is included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2014.

Predecessor Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million predecessor senior secured revolving credit facility (“Predecessor Credit Facility”) for which BMO Harris Bank N.A. served as sole lead arranger and administrative agent. The Company guaranteed the obligations of the Operating Partnership as the borrower under the predecessor credit facility. The Predecessor Credit Facility had a term of three years and allowed for borrowings of up to $14.0 million, with an accordion feature that allowed the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property was the only property included in the borrowing base. During the first quarter of 2013, the Operating Partnership used borrowings of $10.5 million drawn on the Predecessor Credit Facility to repay in full a mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million is included in loss of extinguishment of early debt in the condensed consolidated statement of operations for the three months ended March 31, 2013. During the first quarter of 2013, the Operating Partnership borrowed an additional $2.5 million under the Predecessor Credit Facility, which was used for general corporate purposes. The Operating Partnership could elect whether interest on the option was calculated either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depending on the Company’s leverage ratio. As of December 31, 2013, the weighted average interest rate was 3.42%. In addition, the Operating Partnership paid a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of December 31, 2013, the commitment fee was 0.25%.

			Remaining
			Term in
Property	March 31, 2014	Interest Rate	Years
	(in thousands)
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	$6,708	4.48%	3.75
The Trails of Signal Mountain	8,228	4.92%	4.17
Westmont Commons	17,920	3.84%	8.75
Bridge Pointe	11,437	4.19%	9.00
The Pointe at Canyon Ridge	25,800	4.10%	11.17
St. James at Goose Creek	19,000	3.75%	9.25
Creekstone at RTP	23,250	3.88%	9.19
Talison Row	33,635	4.06%	9.44
Estates at Millenia	25,000	3.83%	6.93
Fountains Southend	23,750	4.31%	9.85
Miller Creek	26,250	4.60%	9.86
Craig Ranch	21,200	3.78%	7.03
Wake Forest	18,625	3.94%	6.86
Aventine	21,000	3.70%	6.86
Brier Creek	16,250	3.70%	8.01
Total fixed rate secured indebtedness	298,053	4.03%	8.49

Variable Rate Secured Indebtedness
Revolver	18,000	2.18%	2.83

Total outstanding indebtedness	$316,053	3.93%	8.17

The scheduled maturities of outstanding indebtedness as of March 31, 2014 are as follows:

(in thousands)	Amount
Remainder of 2014	$328
2015	1,211
2016	1,978
2017	27,665
2018	11,462
Thereafter	273,409
$316,053

The weighted average interest rate on the indebtedness balance outstanding at March 31, 2014 and December 31, 2013 was 3.93% and 4.42%, respectively. The mortgages notes evidencing the fixed rate secured indebtedness may be prepaid subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balances as defined in the respective loan agreements.

NOTE E – INTANGIBLE ASSETS

The following table provides gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2014			As of December 31, 2013
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	Value	amount	amortization	Value
Intangible assets - in place leases	$10,508	$(8,282)	$2,226	7,401	$(6,757)	$644
Intangible assets - property
tax abatement	1,015	(176)	839	1,015	(88)	927
	$11,523	$(8,458)	$3,065	$8,416	$(6,845)	$1,571

Amortization expense related to the in-place leases included in depreciation and amortization expense in the condensed consolidated statements of operations was $1.5 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. The remaining unamortized in place leases balance will be fully amortized during the year ending December 31, 2014.

Amortization expense pertaining to the tax abatement intangible asset of approximately $0.1 million during the three months ended March 31, 2014 is included in real estate taxes and insurance in the condensed consolidated statements of operations. There was no tax abatement amortization expense during the three months ended March 31, 2013.

Estimated amortization expense for the next five years related to these intangible assets is as follows:

(in thousands)	Amount
Remainder of 2014	$2,477
2015	274
2016	181
2017	102
2018	31
Thereafter	-
$3,065

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owns 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owns 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter. The Estates at Perimeter is a multifamily apartment community located in Augusta, Georgia. The property contains 240 garden-style apartment units contained in ten three-story residential buildings located on approximately 13 acres of land. The Company, through its subsidiaries, acquired its interest in the JV in September 2010 for $3.8 million. The carrying value of this investment is $2.3 million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively. The following table summarizes the condensed consolidated financial information for this unconsolidated joint venture for the periods presented:

	Three months ended
	March 31,
(in thousands)	2014	2013
Total property revenue	$665	$682
Net income (loss)	$(18)	$75
Company share of income (loss) from
unconsolidated joint venture activities	$(9)	$37

The JV follows GAAP and its accounting policies are similar to those of the Company. The Company shares in profits and losses of the JV in accordance with the JV operating agreement. The Company received cash distributions for the three months ended March 31, 2014 and 2013 of $0.1 million and $0.1 million respectively. No contributions were made during the three months ended March 31, 2014 and 2013.

NOTE G—STOCKHOLDERS’ EQUITY

The following table presents the Company’s issued and outstanding preferred stock, common OP units and Class B contingent units in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Optional
	Redemption	Annual	As of	As of
(in thousands, except share amounts)	Date	Dividend	March 31, 2014	December 31, 2013
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 309,130 shares outstanding at March 31, 2014 and December 31, 2013	June 2019	(1)	$26,700	$26,624

Common OP Units, 2,343,500 and 0 units outstanding at March 31, 2014 and December 31, 2013, respectively	February 2015	(2)	$16,840	$-

Class B Contingent Units, 0 and 210,915 units outstanding at March 31, 2014 and December 31, 2013, respectively (4)	June 2015	(3)	$-	$17,657

(1)	Cumulative annual cash dividend at the rate of 1% of the liquidation preference per share, which increases to 2% on June 1, 2015 and 3% on June 1, 2016.
(2)	Dividend per common unit is the same as the dividend per share on the Company’s common stock.
(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit were to be ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 4.5% per annum of the stated value per Class B contingent unit ($1.125 per quarter) thereafter.
(4)	On February 23, 2014, 210,915 Class B contingent units were converted into 2,343,500 common OP units.

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

On February 23, 2014, the Company entered into a term sheet (the "Term Sheet") with BCOM Real Estate Fund Liquidating Trust and BREF/BUSF Millenia Associates, LLC (the "Trusts"), the holders of all of the 309,130 shares of the Company's outstanding Class A preferred stock. Pursuant to the Term Sheet, the Company agreed to redeem all of the Class A preferred stock for an aggregate of approximately $13.8 million in cash, subject to adjustment based upon the valuation of certain parcels of land held by the Company. The term sheet provided for a definitive agreement and closing to be completed within 45 days. Pursuant to the term sheet, $6.9 million was paid by the Company into an escrow account, to be released upon satisfaction of the conditions set forth in the agreement. See Note M subsequent events for expiration of the term sheet in April 2014.

On January 14, 2013, the terms of the Class A preferred stock were amended to provide that in calculating the number of shares of common stock to be issued upon conversion of shares of Class A preferred stock, the average market price of the Company’s common stock in the conversion calculation would not be less than $9.00 per share. As amended, shares of the Class A preferred stock are convertible into shares of the Company’s common stock at such time as the last of the properties contributed to the Company to be developed and opened for occupancy has attained 90% physical occupancy or has previously been disposed of by the Company. The shares are convertible at a conversion rate equal to the liquidation preference (as adjusted for certain decreases in value, in any, below June 1, 2012 levels) divided by the average market price of the Company’s common stock for the 20 trading days immediately preceding conversion, subject to a minimum price of $9.00 per share, subject to adjustments for any subsequent stock split, combination or exchange of the common stock after the date of issuance of the Class A preferred stock. The addition of the minimum conversion price of $9.00 per share and other changes in terms related to the Class A preferred stock was accounted for as an extinguishment that resulted in an increase of $3.5 million in net income attributable to common stockholders presented for the quarter ended March 31, 2013 in the accompanying condensed consolidated statement of operations.

On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment community located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership on December 3, 2012. Consideration for the purchase included 100,000 shares of Class A preferred stock, plus an additional 35,804 shares of Class A preferred stock issued on March 14, 2013, for which a liability of $3.3 million was included in acquisition consideration payable in preferred stock as of December 31, 2012. The issued shares were not registered under the Securities Act, and are, therefore, subject to certain restrictions on transfer. Upon receipt of the final certificate of occupancy for the development property, the Company shall issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property, for which a liability for the contingent consideration of $0.3 million has been recorded in the accompanying consolidated condensed balance sheet as of March 31, 2014 and December 31, 2013.

The Class A preferred stock is redeemable, at the Company’s option, on or after the 7th anniversary of issuance. No shares of Class A preferred stock have been converted or redeemed as of March 31, 2014.

Common and Preferred OP Units, Contingent B Units

On February 23, 2014, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP converted all of the 210,915 Class B contingent units into 2,343,500 common units of limited partnership interest in the Operating Partnership. The common units are redeemable after February 23, 2015 for cash, or at the Company’s option, for shares of the Company’s common stock on a one-for-one basis.

The exchange of the common units for additional Class B contingent units on March 26, 2013 was accounted for as an extinguishment that reduced noncontrolling interest in the accompanying condensed consolidated balance sheet by approximately $8.2 million, that resulted in an increase of $8.2 million in net income attributable to common stockholders presented for the quarter ended March 31, 2013 in the accompanying condensed consolidated statement of operations. On February 8, 2013, the agreement of limited partnership for the Operating Partnership was amended and restated to combine the 98,304 Class B preferred units and the 98,304 Class C preferred units issued in the recapitalization into a single class of partnership units, designated as Class B contingent units, and to amend certain other terms. The Operating Partnership issued one Class B contingent unit for each outstanding Class C preferred unit and all remaining Class B preferred units became Class B contingent units, resulting in a total of 196,608 Class B contingent units.

On March 26, 2013, the partners of the Operating Partnership executed the Second Amended and Restated Agreement of Limited Partnership to amend the terms of the Class B contingent units. The 546,132 common units were exchanged for 14,307 additional Class B contingent units. As amended, the Class B contingent units were entitled to non-cumulative quarterly distributions that were preferred with respect to the payment of distributions on common units and pari passu with the payment of distributions on Class A preferred units. The quarterly distributions on the Class B contingent units were to be declared and set aside for payment prior to any distributions being declared on the common units for that quarterly period. The amount of the distributions were to be $0.375 per quarter (1.5% per annum of the stated value per Class B contingent unit) until December 31, 2014, $0.75 per quarter (3.0% per annum of the stated value per Class B contingent unit) from January 1, 2015 through December 31, 2015 and $1.125 per quarter (4.5% per annum of the stated value per Class B contingent unit) thereafter.

The Class B contingent units were convertible into common units in four tranches based upon the sale or stabilization which was defined as the achievement of 90% physical occupancy, of the Land Investments, as follows (except that all Class B contingent units will be automatically converted into common units upon, among other events, a change of control, sale of substantially all assets or bankruptcy of the company):

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

The Class B contingent units were convertible into common units on the schedule set forth above at a conversion rate equal to $100.00 per unit divided by, generally, the average closing price of common stock for the 20 trading days prior to the date of conversion, subject to a minimum price of $9.00 per share (subject to further adjustment for subsequent stock splits, stock dividends, reverse stock splits and other capital changes). The Class B contingent units ranked equally with common units with respect to losses of the Operating Partnership and shared in profits only to the extent of the distributions. The Class B contingent units did not have a preference with respect to distributions upon any liquidation of the Operating Partnership. A total of 546,132 common units were issued in connection with the June 2012 recapitalization.

The Class B and Class C preferred units were also issued in connection with the June 2012 recapitalization

Common Stock Offerings

On January 16, 2014, the Company completed a transaction, which consisted of an offering of 15,797,789 shares of common stock at $6.33 per share to the holders of subscription rights granted to the Company’s existing stockholders and the related transactions (the "Rights Offering") and a concurrent $50 million private placement (the "Private Placement") of shares of common stock to certain investment entities managed or advised by Senator Investment Group LP (collectively, "Senator") at $6.33 per share. In addition, Senator agreed to purchase all shares not purchased by holders of rights in the Rights Offering (the "Backstop Commitment"). Former executives of the Company agreed to purchase an aggregate of approximately $1.8 million of common stock in the private placement concurrently with the closing of the Rights Offering.

In addition, the holders of subscription rights in the Rights Offering, including these former executives who acquired their entire allotment in a private placement, acquired an aggregate of 15,565,462 shares for gross proceeds to the Company of approximately $98.5 million, or approximately 98.5% of the shares available in the Rights Offering. Pursuant to its Backstop Commitment, Senator acquired 232,327 shares of common stock for gross proceeds to the Company of approximately $1.5 million, or approximately 1.5% of the shares available in the Rights Offering. Combined with the shares acquired by Senator in the Private Placement and the shares issued to Senator as a fee for Senator's Backstop Commitment and the Private Placement, Senator owned 9,316,055 shares, representing approximately 25.6% of the 36,350,182 shares of outstanding common stock of the Company after the recapitalization.

Pursuant to a stockholder agreement with Senator (the “Stockholders Agreement”), Senator has a right to seek liquidity with respect to shares of common stock that it owns if, on or after the 3.5-year anniversary of January 16, 2014, the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of the Company’s common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and Senator continues to own 4.9% or greater of the Company’s outstanding common stock.

The Company contributed the net cash proceeds from the sale of 24,881,517 shares of the Company’s common stock offered in the Rights Offering and the related transactions of approximately $147.3 million after deducting offering expenses of approximately $2.7 million to the Operating Partnership in exchange for common units of the Operating Partnership. The Operating Partnership used approximately (i) $94.6 million to acquire five communities, (ii) $26.0 million to repay borrowings under the Revolver, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development leaving approximately $5.8 million for working capital and general corporate purposes.

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

Reverse Stock Split

On January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock and the common units of the Operating Partnership. All common stock and per share data included in these consolidated financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented. Prior to the reverse stock split, the redemption of shares of the Class A preferred stock and the preferred units was not solely within the Company’s control since there were not sufficient shares of common stock available to cover all equity instruments potentially convertible into common stock, and accordingly, the Company classified the shares of common stock and common units as temporary equity in the consolidated balance sheet as of December 31, 2012. As a result of the amendment to the terms of the Class A preferred stock and Class B contingent units to provide for a minimum share price of $9.00 for purposes of the conversion of shares of Class A preferred stock into common stock and Class B contingent units into common units, as well as the reverse stock split, there are sufficient available shares of the Company’s common stock to cover all equity instruments potentially convertible into common stock and, accordingly, $26.8 million for Class A preferred stock and $19.4 million for the Class B and Class C preferred units are included in permanent equity in the condensed consolidated balance sheet as of December 31, 2013.

Dividends Declared

On February 12, 2014, the Company’s board of directors declared a dividend of $0.095 per share and unit, payable to holders of record of common stock and common operating partnership units as of March 31, 2014, which was paid on April 15, 2014. At March 31, 2014, dividends declared and not yet paid for the Company’s common stock, Class A preferred stock and Operating Partnership common units totaling approximately $3.8 million are included in dividends payable in the accompanying condensed consolidated balance sheets.

Also, on December 2, 2013, the Company’s board of directors declared a dividend of $0.095 per share and unit, payable to holders of record of common stock and operating partnership units as of December 31, 2013, which was paid on January 17, 2014. At December 31, 2013, dividends declared and not yet paid for the Company’s common stock, Class A preferred stock and Class B contingent units totaling approximately $1.2 million are included in dividends payable in the accompanying condensed consolidated balance sheets.

There were no dividends in arrears as of March 31, 2014.

NOTE H – MANAGEMENT TRANSITION EXPENSES AND STOCK-BASED COMPENSATION

Management Transition Expenses: Pursuant to the terms of a Separation Agreement and Release (the "Baumann Separation Agreement"), effective February 23, 2014, between Michael D. Baumann and the Company, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and as Chairman and a member of the Company's Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement provided for the accelerated vesting of 54,338 shares of unvested restricted stock and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares. The agreement also provided for the conversion of 210,915 Class B contingent units held by Mr. Baumann into 2,343,500 common units in the Operating Partnership, which resulted in a non-cash compensation expense of $2.5 million that has been included in management transition expenses in the condensed consolidated statement of operations for the three months ended March 31, 2014.

Pursuant to the terms of a Separation Agreement and Release (the "Levin Separation Agreement"), effective March 18, 2014, between the Company and Mr. Levin, Mr. Levin resigned his employment as President and as Vice Chairman and a member of the Company’s Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, pursuant to the terms of the Levin Separation Agreement, Mr. Levin received approximately 375,000 fully vested shares of common stock in a private placement, of which he surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares. This resulted in a non-cash stock based compensation expense of $2.8 million which is included in management transition expenses in the condensed consolidated statement of operations for the three months ended March 31, 2014.

During the three months ended March 31, 2014, two additional employees resigned and received cash payments totaling $0.5 million, as well as the vesting of an aggregate of 24,140 shares, reduced by an aggregate of 6,491 shares to cover tax withholding obligations applicable to the vesting of the shares.

As a result of the above, the Company incurred a total expense of $9.0 million for the three months ended March 31, 2014, which is included as management transition expenses in the accompanying condensed consolidated statement of operations.

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

On May 16, 2013, the Company’s board of directors approved the grant of an aggregate of 301,877 shares of restricted common stock to certain officers and employees of the Company under the Equity Incentive Plan. Compensation cost for restricted common stock grants is based on the market price on the date of grant, net of estimated forfeitures, and is amortized over the vesting period (generally four years). The forfeiture rate is revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The estimated forfeiture rate was 10% as of March 31, 2014. The shares of restricted common stock are entitled to receive any dividends paid on the Company’s common stock.

Compensation expense for common stock grants to employees, which is recorded in general and administrative in the condensed consolidated statements of operations was $0.03 million and $0 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $1.0 million of unrecognized compensation cost related to non-vested restricted stock granted under the Equity Incentive Plan. This cost is expected to be recognized over a period of 3.1 years.

During the three months ended March 31, 2014, a total of 78,488 shares of restricted stocks to a former executive officer and other key employees were vested in connection with their resignation from the Company, which was treated as a modification of stock based awards, resulting in additional cost of $0.5 million, which is included in management transition expenses in the condensed consolidated statement of operations for the three months ended March 31, 2014.

Following is a summary of the total restricted stock granted, forfeited and vested to participants with the related weighted average grant date fair value. Of the stock that vested during the three months ended March 31, 2014, the Company withheld 20,864 shares to satisfy the tax obligations for those participants who elected this option, as permitted under the Equity Incentive Plan.

	Three Months Ended
	March 31, 2014
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested shares as of January 1, 2014	243,011	$9.80
Granted	-	-
Forfeited	(25,659)	9.80
Vested	(78,488)	9.80
Unvested shares as of March 31, 2014	138,864	$9.80

NOTE I—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of December 31, 2013 is comprised primarily of a $0.6 million promissory note which the Company acquired from one of the contributors of entities in the June 1, 2012 recapitalization. The note, which was due on demand, bore interest at 12% per annum. Accrued interest included in due from related parties was approximately $0.2 million as of December 31, 2013. The Company received payment in full during the first quarter of 2014. Other receivables from related parties are comprised of various non-interest bearing amounts due from related entities.

NOTE J – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company. As of March 31, 2014, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have asbestos or other environmental related liabilities.

Other Contingencies:  In the ordinary course of business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of March 31, 2014, the Company had earnest money deposits of approximately $0.9 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $0.7 million was non-refundable. As of December 31, 2013, the Company had earnest money deposits of approximately $5.9 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $5.4 million was non-refundable.

NOTE K—INCOME TAXES

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

The Company has provided for non-income based state and local taxes in the consolidated statement of operations for the three months ended March 31, 2014. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions for the three months ended March 31, 2014. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

For certain entities that are part of the Company, tax returns are open for examination by federal and state tax jurisdictions for the years 2010 through 2013. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date upon final determination by the respective taxing authorities. No such examination is presently in progress.

NOTE L - LAND HELD FOR SALE AND DISCONTINUED OPERATIONS

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 beginning with the three months ended March 31, 2014, and has applied the provisions prospectively.

Prior to January 1, 2014, the Company accounted for properties as discontinued operations when all of the criteria of ASC 360-45-9 were met. The results of operations and cash flows from discontinued operations are included in the Company’s accompanying condensed consolidated financial statements up to the date of disposition. Accordingly, prior period operating activity to such properties has been reclassified as discontinued operations in the accompanying condensed financial statements for the three months ended March 31, 2013.

Land held for sale

The Company’s land held for sale during the three months ended March 31, 2014 included the following:

Property Name	Location

Venetian	Fort Myers, Florida
Midlothian Town Center – East	Midlothian, Virginia
The Estates at Maitland	Maitland, Florida
Sunnyside	Panama City, Florida

In February 2014, the Company agreed to terms for the repurchase of its Class A Preferred Stock (see Note G) for an amount that took into account the fair value of four land assets that had been held for development as of December 31, 2013. The fair value of the land was determined by an independent broker, based on current rents, operating expenses, construction costs, capital market conditions, return thresholds and comparable sales. In connection with this term sheet, the Company decided to sell three of the undeveloped properties that are no longer considered part of the Company’s operating strategy. As a result, the Company wrote these assets down to their net realizable value at December 31, 2013. The Company also decided in March 2014 to sell its Sunnyside property (see Note C). The Company expects to sell these land assets before the end of 2014.

The real estate assets held for sale and the liabilities related to real estate assets held for sale as of March 31, 2014 were as follows:

(in thousands)	March 31, 2014
Land held for sale	$19,125
Other assets, primarily restricted cash	555
Assets held for sale	$19,680

Liabilities related to assets held for sale	$24

The results of operations of land held for sale are included in development and pursuit costs in the condensed consolidated statement of operations.

The Company had no real estate held for sale as of December 31, 2013.

Discontinued Operations

The Company’s discontinued operations during the three months ended March 31, 2013 included the following:

Property Name	Location
Beckanna on Glenwood	Raleigh, North Carolina
Terrace at River Oaks	San Antonio, Texas
Oak Resave at Winter Park	Winter Park, Florida
Fontaine Woods	Chattanooga, Tennessee
The Estates at Mill Creek	Buford, Georgia

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

The following is a summary of results of operations of the properties classified as discontinued operations for the three months ended March 31, 2013:

Three Months Ended
(in thousands)	March 31, 2013

Property revenues
Rental revenue	$1,873
Other property revenues	233
Total property revenues	2,106

Property expenses
Property operations and maintenance	982
Real estate taxes and insurance	254
Total property expenses	1,236

Other expenses
Interest expense	689
Depreciation and amortization	268
Other expenses	22
Loss before gain from sale of rental property	(109)
Gain from sale of rental property	1,596
Income (loss) from discontinued operations	$1,487

The Company had no discontinued operations as of March 31, 2014.

NOTE M—SUBSEQUENT EVENTS

Management Changes

Effective April 28, 2014, the Company’s board of directors appointed Richard H. Ross to the permanent position of chief executive officer, effective immediately, and entered into a new employment agreement with Mr. Ross. Since February 2014, Mr. Ross has served as interim chief executive officer and chief financial officer. Mr. Ross will continue to serve as chief financial officer in an interim role.

Acquisition of Property and Financing

On April 7, 2014, the Company through its Operating Partnership, completed the purchase of Waterstone at Big Creek, a 270-unit apartment community located in Alpharetta, Georgia for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn from the Revolver.

On April 7, 2014, the Company and the Operating Partnership executed a Second Amendment to the Credit Agreement and an Accession Agreement with the participating banks in the Revolver to modify certain terms and conditions of the Revolver related to the addition of new borrowing base properties.

Expiration of Term Sheet for the Repurchase of Class A Preferred Stock

On March 31, 2014 BREF/BUSF Millenia Associates, LLC, one of the holders of the Class A Preferred stock, obtained an “Order Maintaining Status Quo” in the Court of Chancery of the State of Delaware prohibiting the Trust from taking any “material action” affecting the Trust or its beneficiaries’ interest therein and thereby precluding the Trust from consummating the sale of the Class A preferred stock to the Company in accordance with the term sheet discussed in Note G. Accordingly, the term sheet expired on April 9, 2014. In conjunction with the expiration of the term sheet, the $6.9 million restricted cash deposited into an escrow account by the Company during the three months ended March 31, 2014 is refundable. On May 1, 2014, the Order Maintaining Status Quo was vacated. The Company may pursue the repurchase of the Class A Preferred stock; however, the Company can provide no assurances it will reach an agreement to repurchase the Class A preferred stock from the Trust or ultimately consummate the repurchase of the Class A preferred stock.

Dividends Declared

On May 13, 2014, the Company’s board of directors declared a dividend of $0.095 per share and unit, payable to holders of record of common stock and common operating partnership units as of June 30, 2014 and payable on July 15, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”), and Trade Street Operating Partnership, L.P. (“TSOP”).  A wholly owned subsidiary of TSRE, (Trade Street OP GP, LLC)’ is the sole general partner of TSOP. As of March 31, 2014, TSRE owned a 94.0% limited partner interest in TSOP. TSRE conducts all of its business and owns all of its properties through TSOP and TSOP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and TSOP together, as well as TSOP’s subsidiaries, except where the context otherwise requires.

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2013 which is accessible on the Securities and Exchange Commission (the “SEC”) website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

Overview of Our Company

We are a vertically integrated and self-managed real estate investment trust (“REIT”), focused on acquiring, owning, operating and managing, high-quality, conveniently located apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas. We currently have approximately 150 full-time employees who provide property management, maintenance, landscaping, administrative and accounting services for the properties we own. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004.

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

We recognize that economic conditions could deteriorate and that the current economic recovery may not be sustainable. However, with the growth in multi-family supply expected to continue below historical averages for the next few years and with employment in our markets steady or increasing, we do not anticipate any significant slowdown in the multi-family sector.

In addition, we believe that attractive acquisition opportunities that meet our investment profile remain available in the market. We believe our expected access to capital and the accordion feature in our revolver along with our extensive industry relationships and management’s expertise, will allow us to compete successfully for such acquisitions and enable us to continue to make accretive acquisitions.

One of our core focuses has been to strengthen our balance sheet to (i) allow financial and operational flexibility and (ii) recycle capital through strategic acquisitions and dispositions of our operating properties portfolio. In that regard, we completed various acquisition, capital and financing transactions during the three months ended March 31, 2014.

Acquisition Transactions

On March 18, 2014, we acquired The Avenues of Craig Ranch (“Craig Ranch”), a 334-unit apartment community located in McKinney (Dallas), Texas for a total purchase price of $42.4 million. The purchase price was funded with $21.2 million cash proceeds from the Company’s Rights Offering and the related transactions and a new mortgage loan in the amount of $21.2 million. This mortgage loan has a 7-year term, bears interest at 3.78% and requires monthly payments of interest only until maturity.

On March 10, 2014, we acquired Waterstone at Brier Creek (“Brier Creek”), a 232-unit apartment community located in Raleigh, North Carolina for a total purchase price of $32.7 million. The purchase price was funded with $16.4 million cash proceeds from the Company’s Rights Offering and the related transactions and a new mortgage loan in the amount of $16.3 million. This mortgage loan has an 8-year term, bears interest at 3.70% and requires monthly payments of interest only until maturity.

On March 10, 2014, we completed foreclosure proceedings and obtained title to the Sunnyside land asset.

On February 6, 2014, we acquired The Aventine Greenville (“Aventine”), a 346-unit apartment community located in Greenville, South Carolina for a total purchase price of $41.9 million. The purchase price was funded with $20.9 million cash proceeds from the Company’s Rights Offering and the related transactions and a new mortgage loan in the amount of $21.0 million. This mortgage loan has a 7-year term, bears interest at 3.70% and requires monthly payments of interest only for the first 60 months of the term and then monthly principal and interest payments based on a 30-year amortization schedule until maturity.

On January 21, 2014, we acquired Estates of Wake Forest (“Wake Forest”), a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina for a total purchase price of $37.3 million. The purchase price was funded with $18.6 million of cash proceeds from the Company’s Rights Offering and the related transactions and a new mortgage loan in the amount of $18.7 million. This mortgage loan has a 7-year term, bears interest at 3.94% and requires monthly payments of interest only until maturity.

On January 21, 2014, we acquired Miller Creek (“Miller Creek”), a 330-unit apartment community located in Germantown (Memphis), Tennessee, for a total purchase price of $43.8 million. The purchase price was funded with $17.5 million of cash proceeds from the Company’s Rights Offering and the related transactions and a new mortgage loan in the amount of $26.3 million. This mortgage loan has a 10-year term, bears interest at 4.60% and requires monthly payments of interest only for the first 36 months of the term and then monthly principal and interest payments based on a 30-year amortization schedule until maturity.

Capital Transactions

On January 16, 2014, we completed our subscription rights offering (the “Rights Offering”). In connection with the Rights Offering, we entered into a Standby Purchase Agreement dated November 12, 2013 with investment entities managed or advised by Senator Investment Group LP (collectively, “Senator”) pursuant to which Senator committed to purchase from the Company all of the unsubscribed shares of common stock in the Rights Offering minus the aggregate dollar value of the shares of the Management Purchase Commitment (as defined below) such that the gross proceeds to the Company from the Rights Offering would be $100.0 million (the “Backstop Commitment”). Senator also agreed to purchase an aggregate of $50.0 million in shares of our common stock in addition to shares of common stock purchased pursuant to the Backstop Commitment (the “Additional Purchase Commitment”). Additionally, we agreed to pay Senator a fee of $3.75 million for the Backstop Commitment and a fee of $3.75 million for the Additional Purchase Commitment, in each case payable in unregistered shares of common stock. In addition, we entered into a purchase agreement dated November 12, 2013 (the “Management Purchase Agreement”) with former executives of the Company pursuant to which those executives agreed to purchase shares of common stock in connection with the Rights Offering.

Upon completion of the Rights Offering on January 16, 2014, we sold 15,797,789 shares of common stock (including 232,327 shares sold pursuant to the Backstop Commitment and 286,294 shares sold pursuant to the Management Purchase Agreement). We received net proceeds, after deduction of offering expenses and underwriting discounts and commissions, of $96.7 million. In addition, pursuant to the Standby Purchase Agreement, we issued to Senator 9,316,055 shares of our common stock for an aggregate purchase price of $51.5 million (including shares issued as payment of the $3.75 million Backstop Commitment fee and the $3.75 million Additional Purchase Commitment fee). Pursuant to the Management Purchase Agreement, we issued 286,294 shares of common stock for an aggregate purchase price of $1.8 million to certain former executive officers of the Company.

On January 16, 2014, we received net cash proceeds from the sale of shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.3 million after deducting offering expenses of approximately $2.7 million payable by us. We contributed the net proceeds we received from the Rights Offering and the related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which include approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our new secured revolving credit facility, which were repaid within five business days after initially being borrowed (see “Liquidity and Capital Resources, New Secured Revolving Credit Facility Subsequent to Year End” below), (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for sale, leaving approximately $5.8 million for working capital and general corporate purposes.

Financing Transactions

On February 11, 2014, we completed a refinancing of the Estates at Millenia with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage bears a fixed interest rate of 3.83% with monthly payments of interest only for the first 48 months of the term and then monthly payments of principal and interest based on a 30-year amortization schedule until maturity. The mortgage note is secured by the Estates at Millenia property. In conjunction with obtaining this loan, we repaid the existing $35.0 million existing mortgage note payable with the proceeds from this mortgage note payable and $10.0 million from cash proceeds from the Company’s Rights Offering and the related transactions.

On January 23, 2014, we completed the refinancing of Fountains Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule until maturity. In conjunction with obtaining this loan, we repaid the $30.0 million interim mortgage note payable with the proceeds from this mortgage note payable and $6.2 million from cash proceeds from the Company’s Rights Offering and the related transactions.

On January 21, 2014, we paid in full the indebtedness secured by the Estates of Maitland property in the amount of $4.2 million from the cash proceeds from the Company’s Rights Offering and the related transactions.

On January 17, 2014 we paid in full the BMO Harris Bank N.A. secured revolving credit facility indebtedness secured by the Arbors River Oaks in the amount of $9.0 million from the cash proceeds from the Company’s Rights Offering and the related transactions.

On January 31, 2014, we entered into a new senior secured revolving credit facility (the “Revolver”) with Regions Bank as Lead Arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75.0 million commitment with an accordion feature allowing us to increase borrowing capacity to $250.0 million, subject to certain approvals and meeting certain criteria. The Revolver has an initial three-year term that can be extended at our option for up to two, one-year periods and has a variable interest rate of LIBOR plus a margin of 175 basis points to 275 basis points, depending on our consolidated leverage ratio. In conjunction with the closing of the Revolver, we borrowed approximately $27.0 million to pay down, in full, indebtedness secured by the Park at Fox Trails of $14.9 million, Mercé Apartments of $5.5 million and Post Oak of $5.3 million, as these properties served as collateral on the Revolver, and to pay fees associated therewith. The remainder of the amount borrowed of approximately $0.9 million was used for closing costs and other expenses related to the Revolver and approximately $0.4 million for working capital purposes. On February 7, 2014, we repaid $26.0 million under the Revolver.

See Note M to the Condensed Consolidated Financial Statements for further discussion of completed transactions subsequent to March 31, 2014.

Recent Significant Developments

Management/Director Transition

Effective April 28, 2014, our board of directors appointed Richard Ross to the permanent position of chief executive officer. Since February 2014, Mr. Ross has served as interim chief executive officer and chief financial officer. Mr. Ross will continue to serve as chief financial officer in an interim role. Also in February 2014, Mack Pridgen, chairman of the Company’s audit committee and its lead director, was appointed as Chairman of the Company’s board of directors. Ryan Hanks, the Company’s Chief Investment Officer, was appointed as interim Chief Operating Officer.

Effective March 18, 2014, David Levin tendered his resignation as our President and as Vice Chairman and as a member of the board of directors, and terminated his employment with us, and Richard Ross was appointed interim President.

Effective February 23, 2014, Michael Baumann tendered his resignation as our director and as our Chief Executive Officer and terminated his employment with us. On February 23, 2014, our board of directors appointed Richard Ross, the Company’s Chief Financial Officer and Chief Operating Officer, to serve as the interim Chief Executive Officer of the Company in addition to his current role as Chief Financial Officer of the Company. The appointment of Mr. Ross filled the vacancy created by Mr. Baumann’s resignation as Chief Executive Officer. Our board of directors also appointed Ryan Hanks, the Company’s Chief Investment Officer, to serve as the interim Chief Operating Officer of the Company in addition to his current role as Chief Investment Officer of the Company. Upon the appointment of Mr. Hanks as Chief Operating Officer, Mr. Ross ceased to perform the duties of Chief Operating Officer.

In addition, during the first quarter of 2014, Lewis Gold, Sergio Rok and James Boland resigned from the Company’s Board of Directors. Following these departures, the Board of Directors approved a reduction in the size of the board to five members, versus nine previously.

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

Our Properties

As of March 31, 2014, our portfolio primarily consisted of 20 operating properties, of which 19 were wholly-owned and one was owned through an unconsolidated joint venture in which the Company has a 50% interest, consisting of an aggregate of 4,985 apartment units, as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)

The Pointe at Canyon Ridge	Sandy Springs, GA	1986/2007	09/18/08	494	920	94.9%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	96.3%
The Estates at Perimeter (3)	Augusta, GA	2007	09/01/10	240	1,109	97.0%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	94.8%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	97.3%
Post Oak	Louisville, KY	1982/2005	07/28/11	126	881	96.9%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	98.1%
Park at Fox Trails	Plano, TX	1981	12/06/11	286	960	97.0%
Estates at Millenia	Orlando, FL	2012	12/03/12	297	952	90.6%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	97.3%
Bridge Pointe	Huntsville, AL	2002	03/04/13	178	1,047	98.2%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	96.7%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	96.6%
Talison Row	Charleston, SC	2013	08/26/13	274	989	88.0%
Fountains at Southend	Charlotte, NC	2013	09/24/13	208	844	98.4%
Miller Creek at Germantown (4)	Memphis, TN	2012/2013	01/21/14	330	1,049	-
Estates at Wake Forest (4)	Wake Forest, NC	2013	01/21/14	288	1,047	-
Aventine Greenville (4)	Greenville, SC	2013	02/06/14	346	961	-
Waterstone at Brier Creek (4)	Raleigh, NC	2013/2014	03/10/14	232	1,137	-
Avenues of Craig Ranch (4)	McKinney, TX	2013	03/18/14	334	1,006	-

Total / Weighted Average				4,985	1,003	95.5%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy represents the average occupancy for the three months ended March 31, 2014 of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	We own a 50% interest in this apartment community through an unconsolidated joint venture.
(4)	We acquired these apartment communities during the first quarter of 2014 and, as such, average physical occupancy for these communities has been excluded from this table.

For the three months ended March 31, 2014, the weighted average monthly rent per unit and monthly effective rent per occupied unit for operating properties was $948 and $932, respectively. Average rental rates are the Company’s market rents after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt during the period. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month during the period divided by the total number of occupied units each month during the period. Discounts include concessions, discounted employee units and model units. Operating properties acquired during the period are not included in these per unit results.

In addition, our Land Investments consist of the parcels described in the table below. During 2014, we anticipate commencing development of our Millenia Phase II land investment with a highly-qualified regional and/or national third party developer and intend to sell the remaining land investments.

Property Name	Location	Potential Use	Acreage

Venetian (1)	Fort Myers, FL	Apartments	23.0
Midlothian Town Center – East (2)	Midlothian, VA	Apartments	8.4
The Estates at Maitland (3)	Maitland, FL	Apartments	6.1
Estates at Millenia - Phase II (4)	Orlando, FL	Apartments	7.0
Sunnyside (5)	Panama City, FL	Apartments	22.0

(1)	Venetian was acquired from an insolvent developer after construction began. The site currently has improvements, including a partially completed clubhouse, building pads, roads and utilities. Costs, including the cost of the land, incurred to date as of March 31, 2014, for the property were approximately $4.3 million. In February 2014, we reclassified Venetian as assets held for sale.
(2)	Midlothian Town Center—East is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure. Costs, including the cost of the land, incurred to date as of March 31, 2014 for the property, net of impairment, were approximately $4.2 million. In February 2014, we reclassified Midlothian Town Center as assets held for sale.
(3)	The Estates at Maitland is currently approved for a maximum of 330 apartment units and 20,000 square feet of retail space. The City of Maitland, Florida changed its zoning code allowing a higher density in May 2012. The municipal development agreement is currently being modified to include 416 units and 10,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of March 31, 2014 for the property were approximately $9.0 million. In February 2014, we reclassified Estates at Maitland as assets held for sale.
(4)	Estates at Millenia—Phase II is currently approved for 403 apartment units and 10,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of March 31, 2014 for the property were approximately $13.0 million.
(5)	Sunnyside is currently undeveloped land permitted for 212 apartment units and 20,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of March 31, 2014 for the property were approximately $1.6 million. In February 2014, we reclassified Sunnyside as assets held for sale. On March 10, 2014, the Company completed foreclosure proceedings and obtained title to the Sunnyside asset.

Summary Results of Operations

The following discussion of results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the Condensed Consolidated Statements of Operations of the Company and the related notes thereto included in Item 1 of this Form 10-Q.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2013 through March 31, 2014. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three months ended March 31, 2014 and 2013, the same store properties included properties owned since January 1, 2013, excluding our land held for future development, land held for sale and properties included in 2013 discontinued operations (see below). No properties owned since January 1, 2013 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2013 were excluded from the same store portfolio.

For the three months ended March 31, 2014, the Company reported net loss attributable to common stockholders of ($15.2) million, compared with a net income attributable to common stockholders of $6.8 million for the comparable prior period.

The principal factors that impacted our results from continuing operations for the three months ended March 31, 2014 included:

•	A 6.8% and 6.3% increase in same-store revenues and net operating income, respectively.
•	The inclusion in operating income of ten operating properties acquired since March 2013.
•	The $1.5 million acquisition costs incurred for the five operating properties acquired during first quarter 2014.
•	The $1.6 million loss on early extinguishment of debt incurred related to the refinancing activity.
•	The $9.0 million management transition expenses incurred related to the resignation of certain executive officers and other employees.
•	The refinancing of the Estates of Millenia and Fountains of Southend during the first quarter of 2014.
•	Increased general and administrative expenses associated with being a self-administered and self-managed public company.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2014 to the three months ended March 31, 2013

Below are the results of operations for the three months ended March 31 2014 and 2013. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2013 through March 31, 2014. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations, real estate taxes and insurance.

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2014	2013	$	%

Property Revenues
Same Store (9 properties)	$5,507	$5,155	$352	6.8%
Non Same Store (10 properties)	5,903	130	5,773	*

Total property revenues	$11,410	$5,285	$6,125	115.9%

Property Expenses
Same Store (9 properties)	$2,560	$2,383	$(177)	(7.4)%
Non Same Store (10 properties)	2,741	48	(2,693)	*

Total property expenses	$5,301	$2,431	$(2,870)	(118.1)%

* Not a meaningful percentage.

Same Store Properties—Property Revenues and Property Expenses

Same store property revenues increased approximately $0.4 million, or 6.8%, for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to an increase of $0.1 million as a result of a 2.0% increase in average rental rates, an increase of $0.2 million as the result of a 190 basis point increase in average occupancy and an increase of $0.1 million in other property revenues.

Same store property expenses increased approximately $0.2 million, or 7.4%, for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of increased property taxes, salaries and benefits as well as weather related expenses incurred during the first quarter of 2014.

Non-Same Store Properties—Property Revenues and Property Expenses

Property Revenues and Property Expenses for our non-same store properties increased significantly due to the ten operating properties acquired since March 2013. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Other Expenses

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2014	2013	$	%

General and administrative	$2,095	$1,559	$(536)	(34.4)%
Transition expense	$9,041	$-	$(9,041)	*
Interest expense	$2,873	$1,889	$(984)	(52.1)%
Depreciation and amortization	$4,720	$2,245	$(2,475)	(110.2)%
Development and pursuit costs	$45	$-	$(45)	*
Acquisition and recapitalization costs	$1,505	$222	$(1,283)	(577.9)%
Amortization of deferred financing cost	$316	$371	$55	14.8%
Loss on early extinguishment of debt	$1,629	$815	$(814)	(99.9)%
* Not a meaningful percentage.

General and administrative expense increased approximately $0.5 million, or 34.4%, for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to higher salaries and benefits as a result of additional executive management and public company expenses incurred subsequent to the IPO in May 2013.

Management transition expenses for the three months ended March 31, 2014 of approximately $9.0 million are associated with the restructuring of management of the Company, of which approximately $3.2 million was paid in cash, $3.3 million was paid in shares of our common stock, and $2.5 million was charged relating to the conversion of Class B contingent units into common operating partnership units.

Interest expense increased approximately $1.0 million, or 52.1%, for the three months ended March 31, 2014, substantially due to the increase in debt as a result of the aforementioned ten acquisitions completed since March 2013.

Depreciation and amortization expense for the three months ended March 31, 2014 increased approximately $2.5 million, or 110.2%, as compared to the same period in 2013. This increase was primarily due to the aforementioned ten acquisitions completed since March 2013.

Acquisition expenses are charged to expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For the three months ended March 31, 2014, acquisition expenses were approximately $1.5 million, primarily due to costs incurred in the acquisition of Miller Creek, Estate at Wake Forrest, Aventine, Brier Creek and Craig Ranch. For the three months ended March 31, 2013, acquisition expenses were approximately $0.2 million, primarily due to costs incurred in the acquisition of Bridge Pointe.

Amortization of deferred financing costs decreased approximately $0.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was primarily due to the refinancing of debt on Millenia and Pointe at Canyon Ridge, which was amortized in the first quarter of 2014 over a longer period than the previous debt that it replaced.

Loss on early extinguishment of debt for the three months ended March 31, 2014 includes prepayment penalties and write off of unamortized deferred loan costs related to the refinancing of a bridge loan for Southend, refinancing of the mortgage note payable for Millenia and the pay down in full of indebtedness on Fox Trails, Merce Apartments and Post Oak Property. Loss on extinguishment of debt for the three months ended March 31, 2013 includes a prepayment penalty and the write-off of unamortized deferred loan costs related to the refinancing of debt on Arbor River Oaks.

Other Income and Expenses

	March 31,		Change
(dollars in thousands)	2014	2013	$	%

Other income	$43	$22	$21	(95.5)%
Loss on operations of rental property	$-	$(109)	$109	*
Gain from sale of rental property	$-	$1,596	$(1,596)	*
Loss allocated to noncontrolling interest holders	$1,099	$555	$(544)	(98.0)%

* Not a meaningful percentage.

Loss on operations of rental property from discontinued operations for the three months ended March 31, 2013 was approximately $0.1 million. The properties included in discontinued operations were all sold during 2013.

Gain on sale of discontinued operations for the three months ended March 31, 2013 includes the sale of Fontaine Woods on March 1, 2013.

Loss allocated to noncontrolling interests for the above periods primarily represents the noncontrolling interest in our Operating Partnership. The proportionate allocation of loss to noncontrolling interest as a percentage decreased significantly beginning in the third quarter of 2013 due to dilution as a result of the initial public offering in May 2013.

Funds from Operations and Core FFO

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income (computed in accordance with GAAP), excluding gains (losses) from sales of property and bargain purchase gains, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO is in accordance with the NAREIT definition.

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

Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items, such as gains and losses on extinguishment of debt, transaction costs related to acquisitions, management transition costs and certain other non-cash items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance with other multifamily REITs. Accordingly, management believes that it is helpful to investors to add back non-comparable and non-cash items to arrive at Core FFO.

The following table sets forth a reconciliation of FFO and Core FFO for the periods presented to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended March 31,
	2014	2013
(in thousands, except per share data)

Net income (loss) attributable to common stockholders	$(15,194)	$6,795

Adjustments related to earnings per share computation (1)	(16)	(9,195)
Real estate depreciation and amortization - continuing operations	4,480	1,784
Real estate depreciation and amortization - discontinued operations	-	213
Real estate depreciation and amortization - unconsolidated joint venture	93	75
Gain on sale of discontinued operations	-	(1,268)

Funds from operations attributable to common stockholders (4)	$(10,637)	$(1,596)

Management transition expenses	8,423	-
Acquisition costs	1,402	176
Loss on early extinguishment of debt	1,518	648
Non-cash straight-line adjustment for ground lease expenses	-	83
Non-cash stock awards	27	-
Non-cash accretion of preferred stock and units	152	185

Core funds from operations attributable to common stockholders (4)	$885	$(504)

Per share data
Funds from operations - diluted	$(0.33)	$(0.34)
Core funds from operations - diluted	$0.03	$(0.11)

Weighted average common shares outstanding - diluted(2)(3)	31,947	4,717

(1)	See Notes B and G to the accompanying Condensed Consolidated Financial Statements.
(2)	Includes non-vested portion of restricted stock awards.
(3)	Does not reflect the conversion of 201,915 Class B contingent units into 2,343,500 Operating Partnership common units during the three months ended March 31, 2014. If these common units had been included, there would have been no impact on the per share amounts of funds from operations or core funds from operations.
(4)	Individual line items included in the computations are net of noncontrolling interests and include results from discontinued operations where applicable.

Net Operating Income

We believe that net operating income (“NOI”) is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties as it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. In addition, results for three months ended March 31, 2014 and 2013 represent continuing operations and; therefore, exclude NOI from discontinued operations (Oak Reserve at Winter Park, The Beckanna on Glenwood, Fontaine Woods, Terrace at River Oaks and Estates of Mill Creek).

	Three Months Ended March 31,
in thousands	2014	2013
Net Operating Income (1)
Same Store (9 properties)	$2,947	$2,772
Non Same Store (10 properties)	3,162	82
Total property net operating income	$6,109	$2,854

Reconciliation of NOI to GAAP Net Loss

Total property net operating income	$6,109	$2,854
Other income	43	22
Depreciation and amortization	(4,720)	(2,245)
Development and pursuit costs	(45)	-
Interest expense	(2,873)	(1,889)
Amortization of deferred financing costs	(316)	(371)
Loss on extinguishment of debt	(1,629)	(815)
General and administrative	(2,095)	(1,559)
Management transition expenses	(9,041)	-
Acquisition costs	(1,505)	(222)
Income (loss) from unconsolidated joint venture	(9)	37
Loss from continuing operations	(16,081)	(4,188)
Discontinued operations	-	1,487
Net loss	(16,081)	(2,701)
Loss allocated to noncontrolling interests	1,099	555
Adjustments related to earnings per share computation	(212)	8,941

Income (loss) attributable to common stockholders	$(15,194)	$6,795

(1)	See Notes B and G to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of March 31, 2014, our outstanding indebtedness was $316.1 million, which is comprised of $298.1 million mortgage indebtedness secured by our properties and $18.0 million of borrowings under a secured revolving credit facility (the “Revolver”).

Factors which could increase or decrease our future liquidity include, but are not limited to, access to and volatility in capital and credit markets; sources of financing; our ability to complete asset purchases, sales or developments; and the effect our debt level and changes in credit ratings could have on our cost of funds.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our Revolver, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of certain properties, and net proceeds from offerings of our securities. As of March 31, 2014, we had $15.9 million of available cash on hand, and $19.0 million available for future borrowings under the Revolver that can be used for general corporate purposes.

As of the date of this Quarterly Report, we had approximately $15.0 million of available cash on hand, including approximately $6.9 million of cash held in escrow and approximately $8.5 million available for future borrowings under the Revolver that can be used for acquisition and general corporate purposes.

Shares Issuances

On January 16, 2014, we received net cash proceeds from the sale of 24,881,517 shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.3 million after deducting offering expenses of approximately $2.7 million payable by us. We contributed the net proceeds we received from the Rights Offering and the related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which include approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our Revolver, which were repaid within five business days after initially being borrowed, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $5.8 million for working capital and general corporate purposes.

New Secured Revolving Credit Facility

On January 31, 2014, we and the Operating Partnership entered into a Revolver with Regions Bank as Lead Arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75.0 million commitment with an accordion feature allowing us to increase borrowing capacity to $250.0 million subject to certain approvals and meeting certain criteria. The Revolver has an initial three-year term that can be extended at our option for up to two, one-year periods and has a variable interest rate of LIBOR, as defined in the agreement, plus a margin of 175 basis points to 275 basis points, depending on our consolidated leverage ratio. As of March 31, 2014, the weighted average interest rate was approximately 2.18%.

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

The Company was in compliance with these financials covenants at March 31, 2014.

On January 31, 2014, in conjunction with the closing of the Revolver, we borrowed approximately $27.0 million to pay down, in full, indebtedness secured by the Park at Fox Trails of $14.9 million, Mercé Apartments of $5.5 million and Post Oak Property of $5.3 million as these properties served as collateral on the Revolver and to pay fees associated therewith. The remainder of the amount borrowed of approximately $0.9 million was used for closing costs and other expenses related to the Revolver and approximately $0.4 million for working capital purposes. During the three months ended March 31, 2014, we repaid $9.0 million under the Revolver.

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

On April 7, 2014, we entered into a second amendment to our Revolver and an Accession Agreement with the participating banks in the Revolver to modify certain terms and conditions of the Revolver related to the additions of new borrowing base properties.

Short-Term Liquidity Requirements

Our short-term liquidity requirements will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unitholders, as well as the acquisition and financing activity described below. We expect to meet these requirements using our cash on hand, the net cash provided by operations, the net cash proceeds from the sale of certain properties and, to the extent available, by accessing our Revolver and the capital markets.

Pending Acquisition

On April 7, 2014, through our Operating Partnership, we completed the purchase of Waterstone at Big Creek, a 270-unit apartment community located in Alpharetta, Georgia, for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn on our Revolver.

Term Sheet for the Repurchase of Class A Preferred Stock

On March 31, 2014, BREF/BUSF Millenia Associates, LLC, one of the holders of the Class A Preferred stock, obtained an “Order Maintaining Status Quo” in the Court of Chancery of the State of Delaware prohibiting the Trust from taking any “material action” affecting the Trust or its beneficiaries’ interest therein and thereby precluding the Trust from consummating the sale of the Class A preferred stock to us in accordance with the term sheet discussed in Note G of the Condensed Consolidated Financial Statements. Accordingly, the term sheet expired on April 9, 2014. In conjunction with the expiration of the term sheet, the $6.9 million restricted cash deposited into an escrow account by the Company during the three months ended March 31, 2014 is refundable. On May 1, 2014 the Order Maintaining Status Quo was vacated. We may pursue the repurchase of the Class A Preferred stock; however, no assurances can be provided that we will reach an agreement to repurchase the Class A preferred stock from the Trust or that we ultimately will consummate the repurchase of the Class A preferred stock .

Dividend Declared

On February 12, 2014, the Board approved a dividend in the amount of $0.095 per share, payable to holders of record of shares of common stock and common Operating Partnership units as of March 31, 2014, totaling approximately $3.7 million which was paid on April 15, 2014.

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

Cash Flows Summary

Below is a summary of our recent cash flow activity:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Sources (uses) of cash and cash equivalents:
Operating activities	$3,498	$(2,489)
Investing activities	(95,435)	(1,524)
Financing activities	98,752	2,301
Net change in cash and cash equivalents	$6,815	$(1,712)

Cash Flows for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Operating Activities

Net cash provided by operating activities increased $6.0 million to $3.5 million for the three months ended March 31, 2014 compared to approximately $2.5 million net cash used in operating activities for the three months ended March 31, 2013. This increase was primarily the result of a $3.3 million increase in net operating income performance primarily associated with the Company’s non-same store communities, an $11.0 million decrease from prepaid expenses and other assets, primarily from applying deposits to acquisitions and deferred offering costs, a $0.7 million decrease from restricted cash, and a $0.5 million increase from security deposits. Partially offsetting these increases is $3.2 million in cash expenditures associated with the restructuring of the Company’s management, a $1.3 million increase in net cash paid for acquisition costs, a $0.4 million increase in net interest payments, a $0.5 million increase in general and administrative expenses, a $2.9 million reduction from accounts payable and other accrued expenses, and $0.5 million reduction in net cash provided by discontinued operations.

Investing Activities

Net cash used in investing activities was approximately $95.4 million during the three months ended March 31, 2014 compared to approximately $1.5 million net cash used in investing activities during the three months ended March 31, 2013. The increase in net cash used in investing activities was primarily the result of the use of approximately $94.6 million during the three months ended March 31, 2014 for the acquisition of five properties compared to the use of approximately $3.8 million during the three months ended March 31, 2013 for the acquisition of one property. Additions from property capital expenditures during the three months ended March 31, 2014 totaled $0.8 million as compared to $0.4 million and $1.5 million in cash paid for the acquisition of a mortgage note during the three months ended March 31, 2013. Partially offsetting the cash used in investing activities during the prior period is the net proceeds of approximately $4.0 million from the sale of an operating property included in discontinued operations during the three months ended March 31, 2013.

Financing Activities

Net cash provided by financing activities was approximately $98.8 million during the three months ended March 31, 2014 compared to approximately $2.3 million net cash provided by financing activities during the three months ended March 31, 2013. The increase in net cash provided by financing activities was primarily due to (i) $147.3 million of net proceeds from our Rights offering and the related transactions, (ii) $79.8 million increase in proceeds from indebtedness, and (iii) $0.6 million reduction in related parties receivable, offset somewhat by (i) $120.5 million increase in repayment of indebtedness, (ii) $6.9 million escrow deposit relating to the term sheet for the future repurchase for the Company’s outstanding Class A preferred stock that expired on April 9, 2014, (iii) $3.1 million increase in payments of deferred loan costs, and (iv) $0.7 million increase in distributions to stockholders and unitholders.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own a 50% interest in one joint venture, which is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

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

Critical Accounting Policies

Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including purchase price allocation and related depreciation and amortization, capital expenditures, impairment of real estate assets, revenue recognition, property expenses, accounting for recapitalization and accounting for the variable interest entity. For the three months ended March 31, 2014, there were no material changes to these policies, except for the presentation change related to our adoption of ASU 2014-08.

We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.  Our critical accounting policies have not changed materially from information reported in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 26, 2014, except for the early adoption of ASU 2014-08. See Note A to the Condensed Consolidated Financial Statements.

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

Fixed Interest Rate Debt

As of March 31, 2014, we had approximately $298.1 million of fixed rate mortgage debt, or approximately 94.3% of our outstanding mortgage debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had a weighted average effective interest rate as of March 31, 2014 of 4.03% per annum with an average of 8.49 years to maturity.

Variable Interest Rate Debt

As of March 31, 2014, we had approximately $18.0 million of variable rate mortgage debt, or approximately 5.7% of our outstanding debt, which was associated with the Revolver, but we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on the new Revolver would result in a decrease or increase of annual net income of approximately $0.2 million, respectively. The new Revolver had a weighted average effective interest rate as of March 31, 2014 of approximately 2.18% per annum with 2.83 years to maturity.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes to any of the risk factors disclosed in Item 1A to Part I, the "Risk Factors", section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 16, 2014, we completed our subscription rights offering (the “Rights Offering”). In connection with the Rights Offering, we entered into a Standby Purchase Agreement dated November 12, 2013 with investment entities managed or advised by Senator Investment Group LP (collectively, “Senator”) pursuant to which Senator committed to purchase from the Company, all of the unsubscribed shares of common stock in the Rights Offering minus the aggregate dollar value of the shares of the Management Purchase Commitment (as defined below) such that the gross proceeds to the Company from the Rights Offering would be $100.0 million (the “Backstop Commitment”). Senator also agreed to purchase an aggregate of $50.0 million in shares of our common stock in addition to shares of common stock purchased pursuant to the Backstop Commitment (the “Additional Purchase Commitment”). Additionally, we agreed to pay Senator a fee of $3.75 million for the Backstop Commitment and a fee of $3.75 million for the Additional Purchase Commitment, in each case payable in unregistered shares of common stock. In addition, we entered into a purchase agreement dated November 12, 2013 (the “Management Purchase Agreement”) with former executives of the Company pursuant to which they agreed to purchase shares of common stock in connection with the Rights Offering.

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

On January 16, 2014, we received net cash proceeds from the sale of shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.3 million after deducting offering expenses of approximately $2.7 million payable by us. We contributed the net proceeds we received from the Rights Offering and the related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which include approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our new Revolver, which were repaid within five business days after initially being borrowed, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $5.8 million for working capital and general corporate purposes.

The sale of shares of our common stock pursuant to the Backstop Commitment, the Additional Purchase Commitment and the Management Purchase Agreement were effected in private placements in reliance upon and exemption from the registration provided by Section 4(a)(2) under the Securities Act and pursuant to Rule 506 D thereunder.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation restricted stock that vested and shares issued to a former executive in a private placement during the three months ended March 31, 2014.

			Total Number of	Maximum
			Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet to
	Total Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased (1)	Share (1)	Programs	or Programs

Period
January 1 to 31, 2014	-	$-	-	-
February 1 to 28, 2014	20,864	$7.75	-	-
March 1 to 31, 2014	102,563	$7.52	-	-
Total	123,427

(1)	Represents the surrender of shares of common stock to the Company to satisfy the tax withholding obligations associated with the vesting of restricted shares.

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

TRADE STREET RESIDENTIAL, INC.

Date: May 13, 2014	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Stockholders Agreement, dated as of January 16, 2014, by and among the Company and the Investors party thereto, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on January 21, 2014
10.2	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, dated February 23, 2014, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.3	Credit Agreement, dated January 31, 2014, by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, Regions Bank, as lead arranger, U.S. Bank National Association and the other lenders named therein (the “Regions Credit Agreement”), previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.4	First Amendment to Regions Credit Agreement, dated as of February 24, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.5	Revolving Note, dated January 31, 2014, by Trade Street Residential Operating Partnership, LP in the amount of $25,000,000 for Regions Bank, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.6	Revolving Note, dated January 31, 2014, by Trade Street Residential Operating Partnership, LP in the amount of $50,000,000 for Regions Bank, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.7	Swingline Note, dated January 31, 2014, by Trade Street Residential Operating Partnership, LP for Regions Bank, previously filed as Exhibit 10.5 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.8	Guaranty, dated as of January 31, 2014, executed and delivered by Trade Street Residential, Inc., BSF-Arbors River Oaks, LLC, Post Oak JV, LLC, Fox Partners, LLC and Merce Partners LLC in favor of Regions Bank, in its capacity as Administrative Agent for the lenders named in the Regions Credit Agreement, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on February 5, 2014
10.9	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated January 21, 2014, by TS Miller Creek, LLC to David J. Harris, as Trustee, for the benefit of New York Life Insurance Company, previously filed as Exhibit 10.5 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.10	Promissory Note, dated January 21, 2014, by TS Miller Creek, LLC to New York Life Insurance Company, previously filed as Exhibit 10.6 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.11	Guaranty, dated January 21, 2014, executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP for the benefit of New York Life Insurance Company, with respect to Miller Creek, previously filed as Exhibit 10.7 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.12	Amendment to Purchase and Sale Agreement, dated January 14, 2014, by and between Wake Forest Apartments LLC and Trade Street Operating Partnership, L.P., previously filed as Exhibit 10.9 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.13	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated January 21, 2014, by Wake Forest Apartments LLC to The Fidelity Company, as Trustee, for the benefit of New York Life Insurance Company, previously filed as Exhibit 10.10 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.14	Promissory Note, dated January 21, 2014, by Wake Forest Apartments, LLC to New York Life Insurance Company, previously filed as Exhibit 10.11 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.15	Guaranty, dated January 21, 2014, executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP, for the benefit of New York Life Insurance Company with respect to the Estate of Wake Forest, previously filed as Exhibit 10.12 to the Current Report filed on Form 8-K (File No. 001-32365) on January 27, 2014
10.16	Third Amendment to Purchase and Sale Agreement, dated January 3, 2014, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, L.P. previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014

Exhibit No.	Description

10.17	Fourth Amendment to Purchase and Sale Agreement, dated January 17, 2014, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, L.P., previously filed as Exhibit 10.5 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
10.18	Promissory Note, dated February 3, 2014, by TS Aventine, LLC to The Northwestern Mutual Life Insurance Company, previously filed as Exhibit 10.6 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
10.19	Guarantee of Recourse Obligations, dated February 3, 2014, executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, previously filed as Exhibit 10.7 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
10.20	Purchase and Sale Agreement, dated February 26, 2014, by and between Morrow Investors, Inc. and Trade Street Operating Partnership, L.P., and the sellers named therein, previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on March 4, 2014
10.21	Deed of Trust and Security Agreement, dated March 12, 2014, between TS Craig Ranch, LLC, Kevin L. Westra and The Northwestern Mutual Life Insurance Company, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on March 24, 2014.
10.22	Promissory Note, dated March 12, 2014, by TS Craig Ranch, LLC to The Northwestern Mutual Life Insurance Company, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on March 24, 2014
10.23	Guarantee of Recourse Obligations, dated March 12, 2014, executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, previously filed as Exhibit 10.4 to the Current Report filed on Form 8-K (File No. 001-32365) on March 24, 2014
10.24	Binding Term Sheet, dated February 23, 2014, by and among Trade Street Residential, Inc., BCOM Real Estate Fund Liquidating Trust and BREF/BUSF Millenia Associates, LLC, previously filed as Exhibit 10.3 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.25	Separation Agreement and Release, dated February 23, 2014, by and between Michael D. Baumann and Trade Street Residential, Inc., previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on February 27, 2014
10.26	Separation Agreement and Release, dated March 17, 2014, by and between David Levin and Trade Street Residential, Inc., previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on March 18, 2014
10.27+	Indemnification Agreement, dated as of January 16, 2014, by and between the Company and Michael Simanovsky, previously filed as Exhibit 10.2 to the Current Report filed on Form 8-K (File No. 001-32365) on January 21, 2014
10.28+	Indemnification Agreement, dated as of February 11, 2014, by and between the Company and Evan Gartenlaub, previously filed as Exhibit 10.8 to the Current Report filed on Form 8-K (File No. 001-32365) on February 12, 2014
31.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
For the three months ended March 31, 2014 and 2013
101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report

+	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.

