Form 10-Q
period 2014-06-30
Trade Street Residential, Inc.
filed 2014-08-11
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014, 36,723,153 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

TRADE STREET RESIDENTIAL, INC.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Real estate assets
Land and improvements	$88,494	$58,560
Buildings and improvements	463,925	272,849
Furniture, fixtures, and equipment	15,595	9,016
	568,014	340,425
Less accumulated depreciation	(20,159)	(14,369)
Net investment in operating properties	547,855	326,056

Land held for future development (including $0 and $1,477 of consolidated
variable interest entity, respectively)	12,961	31,963
Real estate assets held for sale	26,603	-
Net real estate assets	587,419	358,019
Other assets
Investment in unconsolidated joint venture	2,321	2,421
Cash and cash equivalents (including $0 and $148 of consolidated
variable interest entity, respectively)	10,665	9,037
Restricted cash and lender reserves	2,107	3,203
Deferred financing costs, net	5,143	3,022
Intangible assets, net	1,795	1,571
Prepaid expenses and other assets	5,850	9,560
Due from related parties	-	803
Assets related to real estate assets held for sale	596	-
	28,477	29,617

TOTAL ASSETS	$615,896	$387,636

LIABILITIES
Indebtedness	$349,966	$249,584
Accrued interest payable	900	840
Accounts payable and accrued expenses	6,300	6,119
Dividends payable	3,790	1,247
Security deposits, deferred rent and other liabilities	1,906	1,443
Liabilities related to real estate assets held for sale	140	-
TOTAL LIABILITIES	363,002	259,233

Commitments & contingencies	-	-

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423 shares authorized, 309 shares
issued and outstanding at June 30, 2014 and December 31, 2013	3	3
Common stock, $0.01 par value per share; 1,000,000 authorized; 36,739 and 11,469 shares
issued and outstanding at June 30, 2014 and December 31, 2013, respectively	367	115
Additional paid-in capital	306,965	162,681
Accumulated deficit	(70,817)	(52,053)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	236,518	110,746
Noncontrolling interest	16,376	17,657
TOTAL STOCKHOLDERS' EQUITY	252,894	128,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$615,896	$387,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Property revenues
Rental revenue	$13,233	$5,849	$23,499	$10,696
Other property revenues	1,420	588	2,564	1,026
Total property revenues	14,653	6,437	26,063	11,722

Property expenses
Property operations and maintenance	4,279	2,083	7,649	3,719
Real estate taxes and insurance	2,310	856	4,241	1,651
Total property expenses	6,589	2,939	11,890	5,370

Other expenses
General and administrative	2,318	1,824	4,413	3,383
Management transition expenses	250	-	9,291	-
Interest expense	3,318	2,011	6,191	3,900
Depreciation and amortization	5,747	2,922	10,467	5,167
Development and pursuit costs	94	15	139	15
Acquisition costs	136	222	1,641	444
Amortization of deferred financing costs	236	348	552	719
Asset impairment losses	-	613	-	613
Loss on early extinguishment of debt	-	331	1,629	1,146
Total other expenses	12,099	8,286	34,323	15,387

Other income	1	22	44	44
Income from unconsolidated joint venture	10	18	1	55

Loss from continuing operations	(4,024)	(4,748)	(20,105)	(8,936)

Income from operation of discontinued rental property,
including gain/loss on disposals (See Note L)	-	289	-	1,776

Net loss	(4,024)	(4,459)	(20,105)	(7,160)
Loss allocated to noncontrolling interest holders	242	614	1,341	1,169
Dividends declared and accreted on preferred stock and units	(231)	(219)	(459)	(473)
Extinguishment of equity securities	-	-	-	11,716
Adjustments attributable to participating securities	14	30	30	(2,491)
Net income (loss) attributable to common stockholders	$(3,999)	$(4,034)	$(19,193)	$2,761

Earnings (loss) per common share - basic and diluted:
Continuing operations	$(0.11)	$(0.55)	$(0.56)	$0.16
Discontinued operations	-	0.04	-	0.28
Net earnings (loss) attributable to common stockholders	$(0.11)	$(0.51)	$(0.56)	$0.44

Weighted average number of shares - basic and diluted	36,452	7,907	34,112	6,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2014

(in thousands)

(unaudited)

	Trade Street Residential, Inc.
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Equity balance, January 1, 2014	309	$3	11,469	$115	$162,681	$(52,053)	$17,657	$128,403
Proceeds from sale of common stock, net	-	-	24,882	249	146,971	-	-	147,220
Net loss	-	-	-	-	-	(18,764)	(1,341)	(20,105)
Distributions to stockholders and unit holders	-	-	-	-	(7,119)	-	(445)	(7,564)
Stock-based compensation - management transition	-	-	375	4	3,310	-	-	3,314
Stock-based compensation, net of forfeitures	-	-	146	1	182	-	-	183
Surrender of shares to cover tax withholding of stock compensation	-	-	(133)	(2)	(1,008)	-	-	(1,010)
Conversion of Class B contingent units into Common OP units	-	-	-	-	1,948	-	505	2,453

Equity balance, June 30, 2014	309	$3	36,739	$367	$306,965	$(70,817)	$16,376	$252,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(20,105)	$(7,160)
Income from discontinued operations	-	(1,776)
Loss from continuing operations	(20,105)	(8,936)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,467	5,167
Asset impairment losses	-	613
Amortization of tax abatement	176	-
Amortization of deferred loan costs	552	719
Loss on early extinguishment of debt	1,629	1,146
Non-cash compensation from conversion of Class B contingent units
into common OP units	2,453	-
Non-cash stock compensation	3,497	193
Loss (income) of unconsolidated joint venture	(1)	(55)
Interest accrued on related party receivable	(15)	(44)
Net changes in assets and liabilities:
Restricted cash and lender reserves	529	(325)
Prepaid expenses and other assets	3,711	(357)
Accounts payable, accrued expenses and accrued interest payable	349	(580)
Due to related parties	(119)	(83)
Security deposits and deferred rent	585	178
Net cash provided by (used in) operating activities - continuing operations	3,708	(2,364)
Net cash provided by operating activities - discontinued operations	-	453
Net cash provided by (used in) operating activities	3,708	(1,911)

Cash flows from investing activities:
Cash distributions received from unconsolidated joint venture	101	138
(Deconsolidation) Consolidation of variable interest entity	(148)	148
Acquisitions of communities	(135,098)	(43,763)
Acquisition of mortgage loan	-	(1,450)
Property capital expenditures	(1,720)	(1,249)
Net cash used in investing activities - continuing operations	(136,865)	(46,176)
Net cash provided by investing activities - discontinued operations	-	5,757
Net cash used in investing activities	(136,865)	(40,419)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	147,220	55,306
Proceeds from indebtedness	134,750	62,000
Repayments of indebtedness	(137,694)	(39,674)
Payments of deferred loan costs	(3,596)	(1,411)
Prepayment fees for early extinguishment of debt	(706)	(1,014)
Distributions to stockholders and unitholders	(5,021)	(1,344)
Reduction in related party receivable	842	156
Payments for redemption of noncontrolling interest	-	(3,758)
Shares surrendered for payment of withholding taxes	(1,010)	-
Net cash provided by financing activities - continuing operations	134,785	70,261
Net cash used in financing activities - discontinued operations	-	(4,103)
Net cash provided by financing activities	134,785	66,158

Net change in cash and cash equivalents	1,628	23,828
Cash and cash equivalents at beginning of period	9,037	4,940
Cash and cash equivalents at end of period	$10,665	$28,768

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest of
$0 and $145, respectively.	$6,131	$4,223

Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$103,325	$34,687
Stock issued in connection with rights offering	$7,500	$-
Acquisition consideration payable in preferred stock	$294	$294
Stock issued for consideration of business acquisition	$-	$3,318
Transfer preferred shares/units to permanent equity	$-	$46,250
Offering costs included in accounts payable and accrued expenses	$-	$1,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Trade Street Residential, Inc. (formerly Feldman Mall Properties, Inc. (the “Company” or “TSRE”)), is a Maryland corporation that qualifies and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purpose. The Company conducts substantially all of its operations through Trade Street Operating Partnership (the “Operating Partnership”). The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 reflect the combination of certain real estate entities and management operations that were contributed to the Company in June 2012 in a reverse recapitalization transaction (the “recapitalization”). The transaction was accounted for as a reverse recapitalization, as it was a capital transaction in substance, rather than a business combination. As a reverse recapitalization, no goodwill was recorded. For accounting purposes, the legal acquiree was treated as the continuing reporting entity that acquired the legal acquirer.

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

As of June 30, 2014, the Company had interests in 5,255 apartment units in 21 communities, including 240 apartment units in one community held through an unconsolidated joint venture in which the Company has a 50% interest (see Note F). In addition, the Company owns four parcels of land that are zoned for multifamily development, as well as one parcel of undeveloped land (collectively the “Land Investments”) on which the Company foreclosed in March 2014 (see Note C). During the six months ended 2014, the Company classified four of the five Land Investments and one community containing 126 apartment units as real estate assets held for sale (see Note L). The Company, through its affiliates, actively manages the acquisition and operations of its real estate investments.

Summary of Significant Accounting Policies

Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and represent the assets and liabilities and operating results of the Company. Accordingly, these financial statements do not include all information and footnote disclosures required for annual financial statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results which may be expected for the full year. Additionally, see Note L for information regarding new accounting guidance that the Company adopted effective as of January 1, 2014.

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, “Consolidation,” when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”) as defined in FASB ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE. A primary beneficiary has both the power to direct the activities that most significantly impact the VIE and the obligation to absorb losses or the right to receive benefits from the VIE. During the first quarter of 2013, the Company sold its 70% interest in a VIE to its joint venture partner (see Note L) and began consolidation of another VIE, which was deconsolidated during the first quarter of 2014 upon completion of foreclosure proceedings (see Note C).

Unconsolidated joint ventures in which the Company does not have a controlling interest but exercises significant influence are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses. The Company holds a 50% interest in BSF/BR Augusta JV, LLC (the owner of The Estates at Perimeter, an operating property), which is accounted for under the equity method (see Note F).

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

Real Estate Assets: Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired, as described below. Depreciation on real estate is computed using the straight-line method over the estimated useful lives of the related assets, generally 35 to 50 years for buildings, 2 to 15 years for long-lived improvements and 3 to 7 years for furniture, fixtures and equipment. Expenditures that enhance the value of existing real estate assets or substantially extend the lives of those assets are capitalized and depreciated over the expected useful lives of such enhancements. Expenditures necessary to maintain a real estate asset in ordinary operating condition are expensed as incurred.

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

Land Held for Future Development: Land held for future development represents real estate the Company plans to develop in the future, but on which, as of each period presented, no construction or predevelopment activities were ongoing. In such cases, all predevelopment efforts have been advanced to appropriate states and no further predevelopment activities are ongoing; therefore, interest, property taxes, insurance and all other costs are expensed as incurred and are included in development and pursuit costs in the accompanying condensed statements of operations.

Real Estate Assets Held for Sale: The Company periodically classifies real estate assets, including land, as held for sale. An asset is classified as real estate assets held for sale after the Company’s board of directors commits to a plan to sell an asset, the asset is ready to be sold in its current condition, an active program to locate buyers has been initiated and the sale is expected to be completed in one year. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reported at the lower of net book value or estimated fair value, less costs to sell the asset. Real estate assets held for sale are stated separately in the accompanying condensed consolidated balance sheets. Subsequent to classifying an operating property as held for sale, no further depreciation expense is recorded. For periods beginning January 1, 2014, operating results from real estate assets held for sale are included in loss from continuing operations in the accompanying condensed statements of operations.

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets when events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the recoverability of such carrying amounts by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date the Company compares the estimated fair value of its real estate investment to the carrying value and records an impairment charge to the extent fair value is less than the carrying amount and the decline in value is determined to be other than temporary. In estimating fair value, management uses appraisals, internal estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective. Approximately $0.6 million of impairment was recorded in the second quarter of 2013 to write down the carrying value of the Estates at Maitland. The impairment charge was determined using a value estimate provided by an independent broker, based on then- current rents, operating expenses, construction costs, capital market conditions, return threshold and comparable sales. The Estates at Maitland is currently classified in real estate assets held for sale in the accompanying condensed consolidated balance sheet. No impairment was recorded in the six months ended June 30, 2014.

Noncontrolling Interests: Until March 1, 2013, the Company held majority interests in certain properties through wholly-owned subsidiaries that were party to operating agreements with third parties. The Company recorded noncontrolling third-party interests in these properties at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests were not redeemable by the third-party owners and were presented as part of permanent equity. Subsequent to the Company’s initial public offering on May 16, 2013, noncontrolling interests also include common units in the Operating Partnership held by certain limited partners other than the Company. Through December 31, 2013, income and losses were allocated to the noncontrolling interest holders based on their economic ownership percentage. For periods beginning January 1, 2014, due to the conversion of all remaining contingent B units into common units of the Operating Partnership as discussed in Note G, the Company allocates income and loss to noncontrolling interests based on the weighted-average common unit ownership interest in the Operating Partnership, which was 6.0% and 6.4% for the three and six months ended June 30, 2014, respectively.

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

See Note C for a detailed discussion of the property acquisitions completed during the six months ended June 30, 2014 and 2013.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2014 and December 31, 2013.

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

The above land assets were reclassified from land held for future development to real estate assets held for sale during the six months ended June 30, 2014.

Prepaid expenses and other assets: As of June 30, 2014, prepaid expenses and other assets primarily consist of deposits made for potential future acquisitions of real estate assets in the aggregate amount of $3.6 million. As of December 31, 2013, prepaid expenses and other assets primarily consist of deferred offering costs in the amount of approximately $2.7 million as well as deposits made for potential future acquisitions of real estate assets in the aggregate amount of $5.9 million.

Reclassifications: Certain prior year balances in the 2013 condensed consolidated statements of operations and condensed consolidated statements of cash flows associated with properties disposed of in 2013 have been reclassified to discontinued operations (see Note L).

Recent Accounting Standards: In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years with early adoption permitted. As a result of ASU 2014-08, the disposal of a component of an entity or a group of components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. Effective January 1, 2014, the Company elected to adopt this standard on a prospective basis for transactions that may occur after the adoption. Adoption of ASU 2014-008 did not have a material impact on the Company’s condensed consolidated financial position or results of operations. Under this standard, the Company anticipates that the majority of any future property sales will not be classified as discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our condensed consolidated financial statements or related disclosures.

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

A reconciliation of basic and diluted EPS computations for the three and six ended June 30, 2014 and 2013 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Net loss	$(4,024)	$(4,459)	$(20,105)	$(7,160)
Loss allocated to noncontrolling interest holders	242	614	1,341	1,169 (1)
Dividends declared and accreted on preferred stock and units	(231)	(219)	(459)	(473)
Extinguishment of equity securities (Note G)	-	-	-	11,716
Adjustments attributable to participating securities	14	30	30	(2,491)
Net income (loss) attributable to common stockholders	$(3,999)	$(4,034)	$(19,193)	$2,761

Continuing operations	$(3,999)	$(4,323)	$(19,193)	$985
Discontinued operations (Note L)	-	289	-	1,776
Net income (loss) attributable to common stockholders	$(3,999)	$(4,034)	$(19,193)	$2,761

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.11)	$(0.55)	$(0.56)	$0.16
Discontinued operations	-	0.04	-	0.28
Net earnings (loss) per share attributable to common stockholders	$(0.11)	$(0.51)	$(0.56)	$0.44

Weighted average number of shares - basic and diluted	36,452	7,907	34,112	6,321

Weighted average, potentially dilutive securities excluded from diluted (loss)
earnings per share because they were antidilutive or
performance conditions were not met:
Warrants (2)	139	139	139	139
Common units of the Operating Partnership (3)	2,343	-	2,343	-
Unvested restricted stock awards (4)	204	149	202	75
Class A of preferred stock (5)	-	-	-	-

(1)	Net of $0.04 million income allocated to discontinued operations in the first quarter of 2013.
(2)	Exercisable until May 13, 2014 at a split-adjusted exercise price of $21.60 of the Company’s common stock.
(3)	Class B contingent units were converted into common OP units in February 2014 and were excluded from potentially dilutive shares of common stock in the 2013 periods presented since their conversion had been contingent upon the achievement of future conditions (see Notes A and G).
(4)	Granted pursuant to the Company’s Equity Incentive Plan (see Note H).
(5)	Excluded from potentially dilutive shares of common stock since their conversion is contingent upon the achievement of future conditions (see Note G).

NOTE C—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES

During the six months ended June 30, 2014 and 2013, the Company through is Operating Partnership completed various acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2014 Acquisitions:

Waterstone at Big Creek (“Big Creek”) - On April 7, 2014, the Company acquired Big Creek, a 270-unit apartment community located in Alpharetta (Atlanta), Georgia for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn from the Revolver (see Note D). From the date of acquisition through June 30, 2014, Big Creek generated revenue of approximately $0.9 million and a net loss of approximately ($0.03) million. As of June 30, 2014, the Company is party to an agreement to purchase an additional 100 units that are currently under construction on a parcel adjacent to Big Creek for $15.0 million, for which a $0.2 million nonrefundable deposit has been paid by the Company (see Note J).

Avenues of Craig Ranch (“Craig Ranch”) - On March 18, 2014, the Company acquired Craig Ranch, a 334-unit apartment community located in McKinney (Dallas), Texas. The purchase price of $42.4 million was funded with approximately $21.2 million cash proceeds from the net proceeds of the common stock offering and subscription rights granted to TSRE’s existing stockholders (“Rights Offering”) (as more fully described in Note G) and a new mortgage loan in the amount of $21.2 million (see Note D). From the date of acquisition through June 30, 2014, Craig Ranch generated revenue of approximately $1.1 million and a net loss of approximately ($0.5) million.

Waterstone at Brier Creek (“Brier Creek”) - On March 10, 2014, the Company acquired Brier Creek, a 232-unit apartment community located in Raleigh, North Carolina. The purchase price of $32.7 million was funded with approximately $16.4 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $16.3 million (see Note D). From the date of acquisition through June 30, 2014, Brier Creek generated revenue of approximately $0.5 million and a net loss of approximately ($0.7) million.

The Aventine Greenville (“Aventine”) - On February 6, 2014, the Company acquired Aventine, a 346-unit apartment community located in Greenville, South Carolina. The purchase price of $41.9 million was funded with approximately $20.9 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $21.0 million (see Note D). From the date of acquisition through June 30, 2014, Aventine generated revenue of approximately $1.5 million and a net loss of approximately ($0.8) million.

The Estates at Wake Forest (“Wake Forest”) - On January 21, 2014, the Company acquired Wake Forest, a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina. The purchase price of $37.3 million was funded with approximately $18.7 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $18.6 million (see Note D). From the date of acquisition through June 30, 2014, Aventine generated revenue of approximately $1.0 million and a net loss of approximately ($1.2) million.

Miller Creek at Germantown (“Miller Creek”) - On January 21, 2014, the Company acquired Miller Creek, a 330-unit apartment community located in Germantown (Memphis), Tennessee. The purchase price of approximately $43.8 million was funded with approximately $17.5 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $26.3 million (see Note D). From the date of acquisition through June 30, 2014, Miller Creek generated revenue of approximately $1.9 million and a net loss of approximately ($1.2) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the six months ended June 30, 2014:

(in thousands)	Miller Creek	Wake Forest	Aventine	Brier Creek	Craig Ranch	Big Creek	Total

Fair Value of Net Assets Acquired	$43,750	$37,250	$41,866	$32,682	$42,375	$40,500	$238,423
Purchase Price	$43,750	$37,250	$41,866	$32,682	$42,375	$40,500	$238,423
Net Assets Acquired/Purchase Price Allocated:
Land	$2,173	$2,677	$2,888	$3,031	$3,444	$3,910	$18,123
Site Improvements	2,460	2,618	1,926	1,681	3,210	1,763	13,658
Building	37,332	30,633	34,720	26,989	33,317	33,106	196,097
Furniture, fixtures and equipment	1,011	860	1,494	679	1,673	978	6,695
Intangible assets - in place leases	774	462	838	302	731	743	3,850
Total	$43,750	$37,250	$41,866	$32,682	$42,375	$40,500	$238,423

2013 Acquisitions:

Creekstone at RTP (“Creekstone”) - On May 17, 2013, the Company acquired Creekstone, (f/k/a/ Woodfield Creekstone), a 256-unit apartment community located in Durham, North Carolina. The purchase price of $35.8 million was comprised of a mortgage note payable of $23.3 million and cash of $12.5 million from proceeds of the Company's public offering. From the date of acquisition through June 30, 2013, Creekstone generated revenue of approximately $0.3 million and a net loss of approximately ($0.4) million.

St. James at Goose Creek (“St. James”) - On May 16, 2013, the Company acquired St. James, (f/k/a/ Woodfield St. James), a 244-unit apartment community located in Goose Creek (Charleston), South Carolina for $27.4 million. The purchase was funded with proceeds from the Company’s public offering of its common stock. In connection with the acquisition, the Company obtained mortgage financing for $19.0 million. From the date of acquisition through June 30, 2013, St. James generated revenue of approximately $0.4 million and a net loss of approximately ($0.1) million.

Bridge Pointe - On March 4, 2013, the Company acquired Bridge Pointe, (f/k/a Vintage at Madison Crossing), a 178-unit apartment community located in Huntsville, Alabama. The purchase price of $15.3 million was funded by net proceeds of a new mortgage loan of $11.4 million plus cash on hand of $3.8 million. From the date of acquisition through June 30, 2013, Bridge Pointe generated revenue of approximately $0.5 million and a net loss of approximately ($0.5) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the six months ended June 30, 2013:

(in thousands)	Bridge Pointe	St. James	Creekstone	Total

Fair Value of Net Assets Acquired	$15,250	$27,400	$35,800	$78,450
Purchase Price	$15,250	$27,400	$35,800	$78,450
Net Assets Acquired/Purchase Price Allocated:
Land	$1,140	$3,003	$2,970	$7,113
Site Improvements	943	1,033	1,024	3,000
Building	12,437	22,255	30,823	65,515
Furniture, fixtures and equipment	311	441	302	1,054
Intangible assets - in place leases	419	668	681	1,768
Total	$15,250	$27,400	$35,800	$78,450

The Company incurred approximately $1.6 million and $0.4 million of acquisition-related costs during the six months ended June 30, 2014 and 2013, respectively.

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

In December 2013, the Company initiated foreclosure proceedings, which were completed on March 10, 2014, with the Company obtaining title to the Sunnyside asset. As a result of the foreclosure, the Company deconsolidated Sunnyside due to lack of ongoing variable interest. The deconsolidation of Sunnyside did not have a material impact on the condensed consolidated financial statements of the Company. As of June 30, 2014, $1.6 million is included in real estate assets held for sale in the accompanying condensed consolidated balance sheets.

Pro Forma Financial Information:

The revenues and results of operations of the acquired apartment communities are included in the condensed consolidated financial statements beginning on the date of each respective acquisition. The following unaudited consolidated pro forma information for the three and six months ended June 30, 2014 and 2013 is presented as if the Company had acquired each apartment community on January 1, 2013.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unaudited pro forma financial information:
Pro forma revenue	$14,706	$7,578	$28,150	$14,399
Pro forma loss from continuing operations	$(3,235)	$(7,168)	$(20,013)	$(13,236)

NOTE D—INDEBTEDNESS

As of June 30, 2014 and December 31, 2013, the Company had total indebtedness of approximately $350.0 million and $249.6 million, respectively. Borrowings relate to individual property mortgages as well as the Company’s Revolver (as defined below).

The following is a summary of debt originated during the six months ended June 30, 2014:

Craig Ranch - On March 18, 2014, in conjunction with the acquisition of Craig Ranch (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $21.2 million, which bears a fixed interest rate of 3.78% and requires monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on April 10, 2021. The mortgage note is secured by Craig Ranch.

Brier Creek - On March 10, 2014, in conjunction with the acquisition of Brier Creek (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $16.3 million, which bears a fixed interest rate of 3.70% and requires monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on April 5, 2022. The mortgage note is secured by Brier Creek.

Aventine - On February 6, 2014, in conjunction with the acquisition of Aventine (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $21.0 million, which bears a fixed interest rate of 3.70% and requires monthly payments of interest only for the initial 60 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 10, 2021. The mortgage note is secured by Aventine.

Wake Forest - On January 21, 2014, in conjunction with the acquisition at Wake Forest (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $18.6 million, which bears a fixed interest rate of 3.94% and requires monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on February 10, 2021. The mortgage note is secured by Wake Forest.

Miller Creek - On January 21, 2014, in conjunction with the acquisition of Miller Creek (see Note C above) the Company, through its subsidiary entered into a mortgage note payable in the amount of $26.3 million, which bears a fixed rate interest rate of 4.6% and requires monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 10, 2024. The mortgage note is secured by Miller Creek.

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

The Revolver has an initial three-year term that can be extended at the Company's option for up to two additional one-year periods and has a variable interest rate of LIBOR (as defined in the Credit Agreement) plus a spread of 1.75% to 2.75%, depending on the Company’s consolidated leverage ratio. The current borrowing rate of the Revolver is LIBOR plus 2.50%. The Revolver is guaranteed by the Company and certain subsidiaries of the Company and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the Credit Agreement. Availability under the Revolver is permitted up to 65% of the value of the Borrowing Base subject to the limitations set forth in the Revolver. The Revolver contains customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common stock, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the Operating Partnership pays a commitment fee of 0.20% to 0.30% quarterly in arrears based on the unused portion of the revolving credit commitment. As of June 30, 2014, the commitment fee was 0.20%. As of June 30, 2014 the weighted average interest rate was approximately 2.69%.

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

The Company was in compliance with these financial covenants as of June 30, 2014.

In conjunction with the closing of Credit Agreement, the Company made an initial draw of approximately $27.0 million to pay down, in full, indebtedness secured by Fox Trails ($14.9 million), Mercé Apartments ($5.5 million) and Post Oak ($5.3 million) and to pay fees associated therewith, as these properties serve as collateral on the Revolver. The remainder of the amount borrowed was used for closing costs and other expenses related to the Revolver of approximately $0.9 million and approximately $0.4 million for general corporate and working capital purposes, respectively.

During the six months ended June 30, 2014, in addition to the initial draw described above, the Company borrowed approximately $37.0 million to acquire Big Creek (see Note C above) and repaid approximately $12.0 million under the Revolver. As of June 30, 2014, the Revolver had an outstanding principal balance of $52.0 million, which is secured by certain properties, and there remained approximately $11.1 million available for draw on the borrowing base. Upon closing of the Company’s sale of the Post Oak community on July 11, 2014, that property was released from collateral securing the Revolver and availability for future draws on the borrowing base was reduced to approximately $5.6 million.

On February 24, 2014, the parties executed a First Amendment to the Credit Agreement with Regions to modify the definition of the components of EBITDA to include non-recurring cash costs in an amount not to exceed $4.0 million incurred during the first quarter of 2014, as a result of the separation of various officers of the Company.

On April 7, 2014, the Company and the Operating Partnership executed a Second Amendment to the Credit Agreement and an Accession Agreement with the participating banks in the Revolver to modify certain terms and conditions of the Revolver related to the addition of new borrowing base properties.

Indebtedness Refinancing and Payoffs

2014

On February 11, 2014, the Company, through a subsidiary, completed the refinancing of Millenia 700 with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage loan bears a fixed interest rate of 3.83% with monthly payments of interest only for the initial 48 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on March 5, 2021. The mortgage note is secured by Millenia 700. In conjunction with obtaining this loan, the Company repaid the existing $35.0 million mortgage note payable with the proceeds from the new mortgage note payable and $10.0 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off of deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.2 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2014.

On January 23, 2014, the Company, through a subsidiary, completed the refinancing of Fountains Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 5, 2024. The mortgage note is secured by the Fountains Southend property. In conjunction with obtaining this loan, the Company repaid the $30.0 million interim mortgage note payable with the proceeds from the new mortgage note payable and $6.2 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.3 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2014.

On January 21, 2014, the Company, through a subsidiary, paid in full the indebtedness secured by the Estates at Maitland property in the amount of $4.2 million from the cash proceeds from the Company’s Rights Offering and the related transactions.

On January 17, 2014 the Company, through a subsidiary, paid in full the BMO Harris Bank N.A. secured revolving credit facility indebtedness secured by the Arbors River Oaks in the amount of $9.0 million from the cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the payoff of the indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) of $0.2 million, which is included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2014.

2013

On May 31, 2013, the Company refinanced the mortgage for The Pointe at Canyon Ridge property with a mortgage note payable in the amount of $25.8 million. The loan bears interest at a fixed rate of 4.10% with two years of interest only payments followed by principal and interest payments based on a 30-year amortization schedule thereafter until maturity on June 1, 2025. The mortgage note is secured by the Pointe at Canyon Ridge property. In connection with the refinancing of the mortgage indebtedness, a prepayment penalty of $0.3 million has been included in loss on early extinguishment of debt in the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

On April 25, 2013, a subsidiary of the Company refinanced The Estates at Maitland property with a mortgage note payable in the amount of $4.2 million. The Company was the guarantor of this indebtedness. The loan had a term of one year and provided a variable rate of prime rate plus 3.50% and required monthly interest-only payments for the term of the loan. In connection with the refinancing of the mortgage indebtedness, $0.1 million of deferred financing costs (net of accumulated amortization) were written off and have been included in loss on early extinguishment of debt in the condensed consolidated statements of operations for the six months ended June 30, 2013.

Predecessor Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million predecessor senior secured revolving credit facility (“Predecessor Credit Facility”) for which BMO Harris Bank N.A. served as sole lead arranger and administrative agent. The Company guaranteed the obligations of the Operating Partnership as the borrower under the predecessor credit facility. The Predecessor Credit Facility had a term of three years and allowed for borrowings of up to $14.0 million, with an accordion feature that allowed the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property was the only property included in the borrowing base. During the six months ended June 30, 2013, the Operating Partnership used borrowings of $10.5 million drawn on the Predecessor Credit Facility to repay in full a mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million is included in loss of extinguishment of early debt in the condensed consolidated statement of operations for the six months ended June 30, 2013. During the first quarter of 2013, the Operating Partnership borrowed an additional $2.5 million under the Predecessor Credit Facility, which was used for general corporate purposes. The Operating Partnership could elect whether interest on the option was calculated either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depend ing on the Company’s leverage ratio. As of December 31, 2013, the weighted average interest rate was 3.42%. In addition, the Operating Partnership paid a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of December 31, 2013, the commitment fee was 0.25%.

	Outstanding Principal		Remaining
	Balance as of		Term in
Property	June 30, 2014	Interest Rate	Years
	(in thousands)
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	$6,681	4.48%	3.50
The Trails of Signal Mountain	8,198	4.92%	3.92
Westmont Commons	17,920	3.84%	8.50
Bridge Pointe	11,407	4.19%	8.75
The Pointe at Canyon Ridge	25,800	4.10%	10.92
St. James	19,000	3.75%	9.00
Creekstone	23,250	3.88%	8.94
Talison Row at Daniel Island	33,635	4.06%	9.19
Millenia 700	25,000	3.83%	6.68
Fountains Southend	23,750	4.31%	9.60
Miller Creek	26,250	4.60%	9.61
Craig Ranch	21,200	3.78%	6.78
Wake Forest	18,625	3.94%	6.61
Aventine	21,000	3.70%	6.61
Brier Creek	16,250	3.70%	7.76
Total fixed rate secured indebtedness	297,966	4.03%	8.24

Variable Rate Secured Indebtedness
Revolver	52,000	2.69%	2.58

Total outstanding indebtedness	$349,966	3.83%	7.40

The scheduled maturities of outstanding indebtedness as of June 30, 2014 are as follows:

(in thousands)	Amount
Remainder of 2014	$220
2015	1,210
2016	1,977
2017	61,666
2018	11,464
Thereafter	273,429
$349,966

The weighted average interest rate on the indebtedness balance outstanding at June 30, 2014 and December 31, 2013 was 3.83% and 4.42%, respectively. The mortgages notes evidencing the fixed rate secured indebtedness may be prepaid subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balances as defined in the respective loan agreements.

NOTE E – INTANGIBLE ASSETS

The following table provides gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
(in thousands)	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets - in place leases	$10,988	$(9,944)	$1,044	$7,401	$(6,757)	$644
Intangible assets - property
tax abatement	1,015	(264)	751	1,015	(88)	927
	$12,003	$(10,208)	$1,795	$8,416	$(6,845)	$1,571

Amortization expense related to the in-place leases included in depreciation and amortization expense in the condensed consolidated statements of operations was $1.9 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $3.4 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The remaining unamortized in place leases balance will be fully amortized during the year ending December 31, 2014.

Amortization expense pertaining to the tax abatement intangible asset of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2014, respectively, is included in real estate taxes and insurance in the condensed consolidated statements of operations. There was no tax abatement amortization expense during the three and six months ended June 30, 2013.

Estimated amortization expense for the next five years related to these intangible assets is as follows:

(in thousands)	Amount
Remainder of 2014	$1,207
2015	274
2016	181
2017	102
2018	31
Thereafter	-
$1,795

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owns 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owns 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter. The Estates at Perimeter is a multifamily apartment community located in Augusta, Georgia. The property contains 240 garden-style apartment units contained in ten three-story residential buildings located on approximately 13 acres of land. The Company, through its subsidiaries, acquired its interest in the JV in September 2010 for $3.8 million. The carrying value of this investment is $2.3 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the condensed consolidated financial information for this unconsolidated joint venture for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Total property revenue	$701	$698	$1,366	$1,380
Net income	$20	$35	$2	$110
Company share of income from
unconsolidated joint venture activities	$10	$18	$1	$55

The JV follows GAAP and its accounting policies are similar to those of the Company. The Company shares in profits and losses of the JV in accordance with the JV operating agreement. The Company received cash distributions of $0.1 million for each of the six months ended June 30, 2014 and 2013. No contributions were made during the six months ended June 30, 2014 and 2013.

NOTE G—STOCKHOLDERS’ EQUITY

Common Stock Offerings

On January 16, 2014, the Company completed a transaction, which consisted of an offering of 15,797,789 shares of common stock at $6.33 per share to the holders of subscription rights granted to the Company’s existing stockholders and the related transactions (the "Rights Offering") and a concurrent $50 million private placement (the "Private Placement") of shares of common stock to certain investment entities managed or advised by Senator Investment Group LP (collectively, "Senator") at $6.33 per share. In addition, Senator agreed to purchase all shares not purchased by holders of rights in the Rights Offering (the "Backstop Commitment"). Former executives of the Company agreed to purchase an aggregate of approximately $1.8 million of common stock in a private placement concurrently with the closing of the Rights Offering.

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

Pursuant to a stockholder agreement with Senator (the “Stockholders Agreement”), Senator has a right to seek liquidity with respect to shares of common stock that it owns if, on or after the 3.5-year anniversary of the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of the Company’s common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and Senator continues to own 4.9% or greater of the Company’s outstanding common stock.

The Company contributed the net cash proceeds from the sale of 24,881,517 shares of the Company’s common stock offered in the Rights Offering and the related transactions of approximately $147.2 million after deducting offering expenses of approximately $2.8 million to the Operating Partnership in exchange for common units of the Operating Partnership. The Operating Partnership used approximately (i) $94.6 million to acquire five communities, (ii) $26.0 million to repay borrowings under the Revolver, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development leaving approximately $5.7 million for working capital and general corporate purposes.

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

Dividends Declared

The following table summarizes the dividends declared and/or paid by the Company during the six months ended June 30, 2014:

	Distributions Per	Total
	Share of Common	Dividend declared	Dividend	Dividend
	Stock/Common Unit	(in thousands)	Declared Date	Payable Date
2014
Second Quarter	$0.095	$3,713	May 13, 2014	July 15, 2014
First Quarter	$0.095	$3,697	February 12, 2014	April 15, 2014

2013
Fourth Quarter	$0.095	$1,090	December 2, 2013	January 17, 2014

In addition, in connection with each dividend, the Company declared that all cumulative unpaid dividends on its Class A preferred stock through each declaration date were payable, as required by the terms of the Class A preferred stock in the Company’s charter, of which approximately $0.1 million remained payable as of June 30, 2014 and December 31, 2013.

There were no dividends in arrears as of June 30, 2014.

Class A Preferred Stock Common OP Units and Contingent B Units

The following table presents the Company’s issued and outstanding Class A preferred stock, common OP units and Class B contingent units in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Optional
(in thousands, except share amounts)	Redemption Date	Annual Dividend	As of June 30, 2014	As of December 31,2013
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 309,130 shares outstanding at June 30, 2014 and December 31, 2013	June 2019	(1)	$26,777	$26,624

Common OP Units, 2,343,500 and 0 units outstanding at June 30, 2014 and December 31, 2013, respectively (4)	February 2015	(2)	$16,376	$-

Class B Contingent Units, 0 and 210,915 units outstanding at June 30, 2014 and December 31, 2013, respectively (4)	June 2015	(3)	$-	$17,657

(1)	Cumulative annual cash dividend at the rate of 1% of the liquidation preference per share, which increases to 2% on June 1, 2015 and 3% on June 1, 2016.
(2)	Dividend per common OP unit is the same as the dividend per share on the Company’s common stock.
(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit were to be ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 4.5% per annum of the stated value per Class B contingent unit ($1.125 per quarter) thereafter.
(4)	On February 23, 2014, 210,915 Class B contingent units were converted into 2,343,500 common OP units.

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

On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment community located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership on December 3, 2012. Consideration for the purchase included 100,000 shares of Class A preferred stock, plus an additional 35,804 shares of Class A preferred stock issued on March 14, 2013, for which a liability of $3.3 million was included in acquisition consideration payable in preferred stock as of December 31, 2012. The issued shares were not registered under the Securities Act, and are, therefore, subject to certain restrictions on transfer. Upon receipt of the final certificate of occupancy for the Development Property, the Company shall issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property, for which a liability for the contingent consideration of $0.3 million has been recorded in the accompanying consolidated condensed balance sheets as of June 30, 2014 and December 31, 2013.

The Class A preferred stock is redeemable, at the Company’s option, on or after the 7th anniversary of issuance. No shares of Class A preferred stock have been converted or redeemed as of June 30, 2014.

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

The Class B contingent units were convertible into common units in four tranches based upon the sale or stabilization which was defined as the achievement of 90% physical occupancy, of the Land Investments, as follows (except that all Class B contingent units will be automatically converted into common units upon, among other events, a change of control, sale of substantially all assets or bankruptcy of the company):

•	52,728.75 units upon the earlier to occur of (i) the stabilization of the development property, The Estates at Maitland, and (ii) the sale of The Estates at Maitland.
•	52,728.75 units upon the earlier to occur of (i) the stabilization of the development property, Millenia Phase II, and (ii) the sale of Millenia Phase II.
•	105,457.50 units upon the earlier to occur of (i) the stabilization of either the development property, Midlothian town Center-East or the development property, Venetian, and (ii) the sale of either Midlothian Town Center-East or Venetian.

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

The Class B and Class C preferred units were also issued in connection with the June 2012 recapitalization.

NOTE H – MANAGEMENT TRANSITION EXPENSES AND STOCK-BASED COMPENSATION

Management Transition Expenses: Pursuant to the terms of a Separation Agreement and Release (the "Baumann Separation Agreement"), effective February 23, 2014, between Michael D. Baumann and the Company, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and as Chairman and a member of the Company's Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement provided for the accelerated vesting of 54,338 shares of unvested restricted stock and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares. The agreement also provided for the conversion of 210,915 Class B contingent units held by Mr. Baumann into 2,343,500 common units in the Operating Partnership, which resulted in a non-cash compensation expense of $2.5 million that has been included in management transition expenses in the condensed consolidated statement of operations for the six months ended June 30, 2014.

Pursuant to the terms of a Separation Agreement and Release (the "Levin Separation Agreement"), effective March 18, 2014, between the Company and Mr. Levin, Mr. Levin resigned his employment as President and as Vice Chairman and a member of the Company’s Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, pursuant to the terms of the Levin Separation Agreement, Mr. Levin received approximately 375,000 fully vested shares of common stock in a private placement, of which he surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares. This resulted in a non-cash stock based compensation expense of $2.8 million which is included in management transition expenses in the condensed consolidated statement of operations for the six months ended June 30, 2014.

During the three and six months ended June 30, 2014, certain other members of management resigned and received cash payments totaling $0.2 million and $0.5 million, respectively, as well as accelerated vesting of an aggregate of 24,140 share of unvested restricted stock that was reduced by an aggregate of 6,491 shares to cover tax withholding obligations applicable to the vesting of the shares.

The Company also incurred legal and certain other expenses related to this management transition of $0.1 million and $0.6 million for the three and six months ended June 30, 2014, respectively.

As a result of the above, the Company recognized a total expense of $0.3 million and $9.3 million for the three and six months ended June 30, 2014, respectively, which is included as management transition expenses in the accompanying condensed consolidated statements of operations.

Stock-based Compensation: On January 24, 2013, the Company’s stockholders approved the Trade Street Residential, Inc. 2013 Equity Incentive Plan (as amended, the “2013 EIP”), which is intended to attract and retain independent directors, executive officers and other key employees and individual service providers, including officers and employees of the Company’s affiliates. On May 15, 2014, the Company’s stockholders approved an amendment to the 2013 EIP, which increased the shares of the Company’s common stock available for issuance under the EIP by 2,500,000 shares to a new total of 2,881,206 shares. The shares can be issued as restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance units, incentive awards and other equity-based awards.

On May 16, 2014, the Company issued an aggregate of 174,310 RSAs, of which 5,283 were issued, vested and are unrestricted and 169,027 were issued subject to (i) vesting over a period of four years and (ii) the employees’ and directors’ continued service with the Company. On May 16, 2013, the Company issued an aggregate of 301,877 RSAs for which all shares were issued subject to similar vesting requirements as those associated with the May 16, 2014 grant. Shares of restricted stock are entitled to receive any dividends paid by the Company on those shares during the vesting period.

Compensation expense associated with RSAs is based on the market price of the shares on the date of the grant, net of estimated forfeitures, and is amortized on a straight-line basis over the applicable vesting period (generally four years). The forfeiture rate is revised, as necessary, in subsequent periods if actual forfeiture experience exceeds prior expectations. As of June 30, 2014, the weighted-average forfeiture rate for the two grants under the 2013 EIP was 7.0%. Compensation expense associated with RSAs of $0.2 million and $0.1 million for the three and six month periods ended June 30, 2014 and 2013, respectively, is recorded in general and administrative expense in the condensed consolidated statements of operations.

During the six months ended June 30, 2014, a total of 118,857 shares vested and became unrestricted of which 78,488 shares vested in connection with the resignation of a former executive officer and certain other members of management, which was treated as a modification of stock based awards, resulting in additional cost of $0.5 million, and is included in management transition expenses in the condensed consolidated statement of operations for the six months ended June 30, 2014.

As of June 30, 2014, there was $2.0 million of unrecognized compensation cost related to non-vested restricted stock granted under the 2013 EIP. This cost is expected to be recognized over a period of 3.4 years.

Following is a summary of the RSAs granted, vested and forfeited to participants with the related weighted average grant value. Of the shares that vested during the six months ended June 30, 2014, the Company withheld 30,381 shares to satisfy the tax obligations for those participants who elected this option, as permitted under the 2013 EIP.

	Six Months Ended
	June 30, 2014		June 30, 2013
		Weighted		Weighted
		Average		Average
	Shares	Grant Value	Shares	Grant Value
Unvested shares, beginning of period	243,011	$9.80	-	$-
Granted	174,310	7.26	301,877	9.80
Vested	(118,857)	9.69	-	-
Forfeited	(27,546)	9.80	-	-
Unvested shares, end of period	270,918	$8.22	301,877	$9.80

In addition the Company issued 21,000 fully vested shares of common stock at a price of $10.00 per share in a private placement to its independent directors in lieu of 2013 director fees in connection with the Company’s public offering on May 16, 2013. A non-cash expense of $0.1 million was recorded in general and administrative expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2013.

NOTE I—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of December 31, 2013 is comprised primarily of a $0.6 million promissory note which the Company acquired from one of the contributors of entities in the June 1, 2012 recapitalization. The note, which was due on demand, bore interest at 12% per annum. Accrued interest included in due from related parties was approximately $0.2 million as of December 31, 2013. The Company received payment in full during the six months ended June 30, 2014.

NOTE J – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company. As of June 30, 2014, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have asbestos or other environmental related liabilities.

Other Contingencies:  In the ordinary course of business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of June 30, 2014, the Company had earnest money deposits of approximately $3.6 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $0.2 million was non-refundable. As of December 31, 2013, the Company had earnest money deposits of approximately $5.9 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $5.4 million was non-refundable.

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

The Company has provided for non-income based state and local taxes in the consolidated statement of operations for all periods presented. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions for the six months ended June 30, 2014. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

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

NOTE L – REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 effective January 1, 2014 and has applied the provisions prospectively.

Prior to January 1, 2014, the Company accounted for properties as discontinued operations when all of the criteria of ASC 360-45-9 were met. The results of operations and cash flows from discontinued operations are included in the Company’s accompanying condensed consolidated financial statements up to the date of disposition. Accordingly, prior period operating activity of such properties has been reclassified as discontinued operations in the accompanying condensed financial statements for the three and six months ended June 30, 2013.

Real estate assets held for sale subsequent to January 1, 2014

The Company’s real estate assets held for sale as of June 30, 2014 included the following:

Property Name	Location
Operating Property
Post Oak	Louisville, Kentucky

Land
Venetian	Fort Myers, Florida
Midlothian Town Center – East	Midlothian, Virginia
The Estates at Maitland	Maitland, Florida
Sunnyside	Panama City, Florida

On May 6, 2014, the Company committed to a plan to actively market the Post Oak operating property and on May 8, 2014, the Company entered into a contract to sell that property for $8.0 million. The sale of Post Oak closed on July 11, 2014 and resulted in a gain to the Company of approximately $0.4 million (See Note M).

In February 2014, the Company agreed to terms for the repurchase of its Class A Preferred Stock for an amount that took into account the fair value of four land assets that had been held for development as of December 31, 2013. In February 2014, the Company committed to a plan to actively market three undeveloped properties that are no longer considered part of the Company’s operating strategy. As a result, the Company wrote these assets down to their net realizable value at December 31, 2013. The fair value of the land was determined by an independent broker, based on current rents, operating expenses, construction costs, capital market conditions, return thresholds and comparable sales. The Company also decided in March 2014 to sell its Sunnyside property (see Note C). The Company expects to sell these land assets by the first quarter of 2015.

The real estate assets held for sale and the liabilities related to real estate assets held for sale as of June 30, 2014 were as follows:

As of
(in thousands)	June 30, 2014
Land and improvements	$2,129
Buildings and improvements	5,979
Furniture, fixtures, and equipment	247
Less: accumulated depreciation	(877)
Operating properties held for sale, net of accumulated depreciation	7,478
Land held for sale	19,125
Real estate assets held for sale	26,603
Other assets, primarily restricted cash	596
Real estate assets held for sale	$27,199

Liabilities related to real estate assets held for sale	$140

The Company’s net income (loss) from real estate assets held for sale which is included in loss from continuing operations for the three and six months ended June 30, 2014 and 2013 is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Total property revenues	$298	$293	$592	$580
Expenses:
Property expenses	175	150	322	287
Interest expense	-	45	31	111
Depreciation and amortization	30	84	120	166
Development and pursuit costs	38	-	68	-
Loss on early extinguishment of debt	-	-	177	-
Asset impairment losses	-	613	-	613
Other expenses	1	30	16	35
Income (loss) from real estate assets held for sale	$54	$(629)	$(142)	$(632)

The Company had no real estate assets held for sale as of December 31, 2013.

Discontinued Operations prior to January 1, 2014

The Company’s discontinued operations during the six months ended June 30, 2013 included the following:

Property Name	Location
Beckanna on Glenwood - “Beckanna”	Raleigh, North Carolina
Terrace at River Oaks - “River Oaks”	San Antonio, Texas
Oak Reserve at Winter Park – “Oak Reserve”	Winter Park, Florida
Fontaine Woods – “Fontaine”	Chattanooga, Tennessee
The Estates at Mill Creek – “Mill Creek”	Buford, Georgia

In July 2013 and January 2013, the Company committed to a plan to actively market the River Oaks and Beckanna properties, respectively.

On June 12, 2013, the Company sold its 100% interest in Oak Reserve for $11.7 million. The decision to sell this property was made in January 2013. The sale resulted in a gain to the Company of approximately $0.5 million, which has been included in discontinued operations for the three and six months ended June 30, 2013.

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

During the three and six months ended June 30, 2013, our discontinued operations included a Mill Creek post-closing purchased price adjustment of approximately $0.1 million attributable to an escrow deposit payment, which effectively decreased our gain on the 2012 sale of such operation property.

The following table provides a summary of selected operating results the properties classified as discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2013:

	June 30, 2013
(in thousands)	Three Months Ended	Six Months Ended

Total property revenues	$1,683	$3,790
Expenses:
Property expenses	1,044	2,280
Interest expense	498	1,188
Depreciation and amortization	172	440
Other expenses	30	52
Loss before gain from sale of rental property	(61)	(170)
Gain from sale of rental property	350	1,946
Income from operation of discontinued rental property, including
gains/losses on disposals (See Note L)	$289	$1,776

The Company had no discontinued operations as of June 30, 2014.

NOTE M—SUBSEQUENT EVENTS

Sale of Post Oak Property

On July 11, 2014, the Company completed the sale of Post Oak property for $8.0 million. The decision to sell this property was made in May 2014. The sale resulted in a gain to the Company of approximately $0.4 million.

Employment Agreement

On August 7, 2014, Ryan Hanks, the Company’s Chief Investment Officer and interim Chief Operating Officer entered into a new employment agreement with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”), and Trade Street Operating Partnership, L.P. (“TSOP”).  A wholly owned subsidiary of TSRE, (Trade Street OP GP, LLC)’ is the sole general partner of TSOP. As of June 30, 2014, TSRE owned a 94.0% limited partner interest in TSOP. TSRE conducts all of its business and owns all of its properties through TSOP and TSOP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and TSOP together, as well as TSOP’s subsidiaries.

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

Overview of Our Company

We are a vertically integrated and self-managed real estate investment trust (“REIT”), focused on acquiring, owning, operating and managing high-quality, conveniently-located apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas.

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

One of our core focuses during 2014 has been to strengthen our balance sheet to (i) allow financial and operational flexibility and (ii) recycle capital through strategic acquisitions and dispositions of our operating properties portfolio. In that regard, on April 7, 2014, we acquired Waterstone at Big Creek (“Big Creek”), a 270-unit apartment community located in Alpharetta, Georgia for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn from the Revolver. As of June 30, 2014, we are party to an agreement to purchase an additional 100 units that are currently under construction on a parcel adjacent to Big Creek for $15.0 million for which a $0.2 million nonrefundable deposit has been paid by the Company.

See Note M to the Condensed Consolidated Financial Statements for further discussion of completed transactions subsequent to June 30, 2014.

Recent Significant Developments

Management/Director Transition

On June 25, 2014, Nirmal Roy was appointed to the Company’s board of directors to replace Evan Gartenlaub, who resigned from the Board on that same date.

On May 19, 2014, our board of directors appointed Randall Eberline to serve as the Company’s chief accounting officer and Principal Financial Officer. As a result, as of that date, Richard Ross ceased to perform the functions of principal financial officer and to serve as interim chief financial officer.

Effective April 28, 2014, our board of directors appointed Richard Ross to the permanent position of chief executive officer. Since February 2014, Mr. Ross has served as interim chief executive officer and chief financial officer. Also in February 2014, Mack Pridgen, chairman of the Company’s audit committee and its lead director, was appointed as Chairman of the Company’s board of directors and Ryan Hanks, the Company’s chief investment officer, was appointed as interim chief operating officer.

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

Our Properties

As of June 30, 2014, our portfolio primarily consisted of 21 operating properties, of which 20 were wholly-owned and one was owned through an unconsolidated joint venture in which the Company has a 50% interest, consisting of an aggregate of 5,255 apartment units, as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)

The Pointe at Canyon Ridge	Sandy Springs, GA	1986/2007	09/18/08	494	920	94.7%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	96.9%
The Estates at Perimeter (3)	Augusta, GA	2007	09/01/10	240	1,109	94.7%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	95.9%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	96.1%
Post Oak (4)	Louisville, KY	1982/2005	07/28/11	126	881	97.2%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	96.0%
Fox Trails	Plano, TX	1981	12/06/11	286	960	98.1%
Millenia 700	Orlando, FL	2012	12/03/12	297	952	94.9%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	98.0%
Bridge Pointe	Huntsville, AL	2002	03/04/13	178	1,047	96.9%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	98.1%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	96.1%
Talison Row at Daniel Island	Charleston, SC	2013	08/26/13	274	989	92.5%
Fountains Southend	Charlotte, NC	2013	09/24/13	208	844	99.4%
The Estates at Wake Forest	Wake Forest, NC	2013	01/21/14	288	1,047	63.9%
Miller Creek at Germantown	Memphis, TN	2012/2013	01/21/14	330	1,049	94.9%
The Aventine Greenville	Greenville, SC	2013	02/06/14	346	961	83.8%
Waterstone at Brier Creek	Raleigh, NC	2013/2014	03/10/14	232	1,137	55.0%
Avenues of Craig Ranch	McKinney, TX	2013	03/18/14	334	1,006	82.3%
Waterstone at Big Creek	Alpharetta, GA	2013	04/07/14	270	1,131	96.6%
Total / Weighted Average				5,255	1,010	90.8%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy represents the average occupancy for the three months ended June 30, 2014 of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community, except for Waterstone at Big Creek, which was owned for all but six days of the second quarter.
(3)	We own a 50% interest in this apartment community through an unconsolidated joint venture.
(4)	Operating property classified as a component of real estate assets held for sale (and not reported as discontinued operations under ASC Topic 360). The sale of this operating property closed on July 11, 2014.

For the three months ended June 30, 2014, the weighted average monthly rent per unit and monthly effective rent per occupied unit for operating properties was $968 and $989, respectively. Average rental rates are the Company’s market rents after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt during the period. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month during the period divided by the total number of occupied units each month during the period. Discounts include concessions, discounted employee units and model units. Operating properties acquired during the period are not included in these per unit results.

Our Land Investments consist of the parcels described in the table below.  By the end of the first quarter of 2015, we intend to sell these Land Investments, except for our Millenia Phase II Land Investment, which we anticipate commencing development on with a highly-qualified regional and/or national third party developer during 2015.

Property Name	Location	Potential Use	Acreage

Venetian (1)	Fort Myers, FL	Apartments	23.0
Midlothian Town Center – East (2)	Midlothian, VA	Apartments	8.4
The Estates at Maitland (3)	Maitland, FL	Apartments	6.1
Millenia Phase II (4)	Orlando, FL	Apartments	7.0
Sunnyside (5)	Panama City, FL	Apartments	22.0

(1)	Venetian was acquired from an insolvent developer after construction began. The site currently has improvements, including a partially completed clubhouse, building pads, roads and utilities. Costs, including the cost of the land, incurred to date as of June 30, 2014, for the property were approximately $4.3 million. In February 2014, we reclassified Venetian as real estate assets held for sale.
(2)	Midlothian Town Center—East is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure. Costs, including the cost of the land, incurred to date as of June 30, 2014 for the property were approximately $4.2 million. In February 2014, we reclassified Midlothian Town Center as real estate assets held for sale.
(3)	The Estates at Maitland is currently approved for a maximum of 330 apartment units and 20,000 square feet of retail space. The City of Maitland, Florida changed its zoning code allowing a higher density in May 2012. The municipal development agreement is currently being modified to include 416 units and 10,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of June 30, 2014 for the property were approximately $9.0 million. In February 2014, we reclassified Estates at Maitland as real estate assets held for sale.
(4)	Millenia Phase II is currently approved for 403 apartment units and 10,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of June 30, 2014 for the property were approximately $13.0 million.
(5)	Sunnyside is currently undeveloped land permitted for 212 apartment units and 20,000 square feet of retail space. Costs, including the cost of the land, incurred to date as of June 30, 2014 for the property were approximately $1.6 million. On March 10, 2014, the Company completed foreclosure proceedings, obtained title to the Sunnyside asset and reclassified Sunnyside as real estate assets held for sale.

Summary Results of Operations

The following discussion of results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the Condensed Consolidated Statements of Operations of the Company and the related notes thereto included in Item 1 of this Form 10-Q.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2013 through June 30, 2014. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three and six months ended June 30, 2014 and 2013, the same store properties included operating properties owned since January 1, 2013, excluding properties reported as discontinued operations during 2013 (see below). No operating properties owned since January 1, 2013 were under construction or undergoing redevelopment and, as a result, no operating properties owned since January 1, 2013 were excluded from the same store portfolio.

For each of the three months ended June 30, 2014 and 2013, the Company reported net loss attributable to common stockholders of ($4.0) million. For the six months ended June 30, 2014, the Company reported net loss attributable to common stockholders of ($19.1) million, compared with a net income to common stockholders of $2.8 million for the comparable prior year portfolio.

The principal factors that impacted our results from continuing operations for the three months ended June 30, 2014 included:

•	Increases in same-store revenues and net operating income of 4.2% and 1.7%, respectively.
•	The inclusion in operating results of ten operating properties acquired since May 2013.
•	The $0.1 million acquisition costs incurred for the one operating property acquired during the second quarter of 2014.
•	The $0.3 million management transition expenses incurred related to the resignation of certain members of management.
•	Increased general and administrative expenses associated with being a self-administered and self-managed public company.

In addition to the factors described above, the principal factors that impacted our results from continuing operations for the six months ended June 30, 2014 included:

•	Increases in same-store revenues and net operating income of 5.5% and 3.9%, respectively.
•	The inclusion in operating results of eleven operating properties acquired since March 2013.
•	The $1.6 million acquisition costs incurred for the six operating properties acquired during the six months ended June 30, 2014.
•	The $1.6 million loss on early extinguishment of debt incurred related to the refinancing activity.
•	The $9.3 million management transition expenses incurred related to the resignation of certain executive officers and other members of management.
•	Increased general and administrative expenses associated with being a self-administered and self-managed public company.

RESULTS OF OPERATIONS

Comparison of three and six months ended June 30, 2014 to the three and six months ended June 30, 2013

Below are the results of operations for the three and six months ended June 30 2014 and 2013. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2013 through June 30, 2014. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations, real estate taxes and insurance.

		Three Months Ended				Six Months Ended
	Apartment	June 30,		Change		June 30,		Change
(dollars in thousands)	Units	2014	2013	$	%	2014	2013	$	%

Property Revenues
Same Store (9 properties)	2,055	$5,613	$5,388	$225	4.2%	$11,120	$10,543	$577	5.5%
Non Same Store (11 properties)	2,960	9,040	1,049	7,991	N/A	14,943	1,179	13,764	*

Total property revenues	5,015	$14,653	$6,437	$8,216	127.6%	$26,063	$11,722	$14,341	122.3%

Property Expenses
Same Store (9 properties)	2,055	$2,591	$2,416	$(175)	(7.2%)	$5,151	$4,799	$(352)	(7.3%)
Non Same Store (11 properties)	2,960	3,998	523	(3,475)	N/A	6,739	571	(6,168)	*

Total property expenses	5,015	$6,589	$2,939	$(3,650)	(124.2%)	$11,890	$5,370	$(6,520)	(121.4%)

* Not a meaningful percentage.

Same Store Properties—Property Revenues and Property Expenses

Same store property revenues increased approximately $0.2 million, or 4.2%, for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to a 3.0% increase in average rental rates. Same store property revenues increased approximately $0.6 million, or 5.5%, for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to an increase of $0.3 million as a result of a 2.8% increase in average rental rates, an increase of $0.2 million as the result of a 190 basis point increase in average occupancy and an increase of $0.1 million in other property revenues.

Same store property expenses increased approximately $0.1 million, or 2.7%, for the three months ended June 30, 2014 as compared to the same period in 2013 after adjusting for the benefit of a $0.1 million 2012 property tax settlement received in the prior year period. The remainder of the increase was primarily a result of increased utilities, make ready/turnover and insurance expenses, as well as weather-related expenses incurred during the second quarter of 2014. Same store property expenses increased approximately $0.3 million, or 5.0%, for the six months ended June 30, 2014 as compared to the same period in 2013 after adjusting for the benefit of the aforementioned $0.1 million 2012 property tax settlement received in the prior year period. The remainder of the increase was primarily a result of increased utilities, make ready/turnover, insurance, salaries and benefits as well as weather-related expenses during the six months ended June 30, 2014.

Non-Same Store Properties—Property Revenues and Property Expenses

Property expenses for our non-same store properties increased significantly due to the acquisition of five operating properties during 2013 and the acquisition of six operating properties in 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Other Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%

General and administrative	$2,318	$1,824	$(494)	(27.1%)	$4,413	$3,383	$(1,030)	(30.4%)
Management transition expenses	$250	$-	$(250)	*	$9,291	$-	$(9,291)	*
Interest expense	$3,318	$2,011	$(1,307)	(65.0%)	$6,191	$3,900	$(2,291)	(58.7%)
Depreciation and amortization	$5,747	$2,922	$(2,825)	(96.7%)	$10,467	$5,167	$(5,300)	(102.6%)
Development and pursuit costs	$94	$15	$(79)	*	$139	$15	$(124)	*
Acquisition costs	$136	$222	$86	38.7%	$1,641	$444	$(1,197)	(269.6%)
Amortization of deferred financing costs	$236	$348	$112	32.2%	$552	$719	$167	23.2%
Asset impairment losses	$-	$613	$613	*	$-	$613	$613	*
Loss on early extinguishment of debt	$-	$331	$331	-	$1,629	$1,146	$(483)	(42.1%)

* Not a meaningful percentage.

General and administrative expense increased approximately $0.5 million, or 27.1%, for the three months ended June 30, 2014 and $1.0 million or 30.4% for the six months ended June 30, 2014 as compared to the prior year periods, primarily due to increases in short and long-term incentive compensation and costs associated with operating as a public company, as well as the cost of contract and temporary staffing during the management transition.

Management transition expenses for the three and six months ended June 30, 2014 of approximately $0.3 million and $9.3 million are associated with the restructuring of management of the Company of which approximately $3.5 million was paid in cash, $3.3 million was paid in shares of our common stock, and $2.5 million was charged relating to the conversion of Class B contingent units into common operating partnership units.

Interest expense increased approximately $1.3 million, or 65.0%, for the three months ended June 30, 2014, substantially due to the increase in debt as a result of the aforementioned five operating properties during 2013 and the acquisition of six properties completed during 2014. Interest expense increased approximately $2.3 million, or 58.7%, for the six months ended June 30, 2014, substantially due to the increase in debt as a result of the aforementioned eleven acquisitions completed since March 2013.

Depreciation and amortization expense for the three months ended June 30, 2014 increased approximately $2.8 million, or 96.7%, as compared to the same period in 2013. This increase was primarily due to the aforementioned ten acquisitions completed since May 2013. Depreciation and amortization expense for the six months ended June 30, 2014 increased approximately $5.3 million, or 102.6%, as compared to the same period in 2013. This increase was primarily due to the aforementioned eleven acquisitions completed since March 2013.

Acquisition expenses are charged to expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For the three months ended June 30, 2014, acquisition expenses were approximately $0.1 million, primarily due to costs incurred in the acquisition of Big Creek. For the three months ended June 30, 2013, acquisition expenses were approximately $0.2 million, primarily due to costs incurred in the acquisition of Creekstone and St. James. For the six months ended June 30, 2014, acquisition expenses were approximately $1.6 million, primarily due to costs incurred in the acquisition of Miller Creek, Wake Forrest, Aventine, Brier Creek, Craig Ranch and Big Creek. For the six months ended June 30, 2013, acquisition expenses were approximately $0.4 million, primarily due to costs incurred in the acquisition of Bridge Pointe, Creekstone and St. James.

Approximately $0.6 million of impairment was recorded in the second quarter of 2013 to write down the carrying value of the Estates at Maitland. The Estates at Maitland is currently classified as real estate assets held for sale in the accompanying condensed consolidated balance sheet. The impairment charge was based on a recent appraisal of the land which was determined to be the best indication of fair market value. Management will no longer continue to capitalize interest and costs to this property. No impairment was recorded in the three and six months ended June 30, 2014.

Amortization of deferred financing costs decreased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014 as compared to the same periods in 2013. The decrease was primarily due to the refinancing of debt on Millenia700 and The Pointe at Canyon Ridge, which are amortized over a longer period than the previous debt.

Loss on extinguishment of debt for the three months ended June 30, 2013 represents an early prepayment penalty on the refinance of the bridge loan for The Pointe at Canyon Ridge, which matured on May 31, 2013. Loss on early extinguishment of debt for the six months ended June 30, 2014 includes prepayment penalties and write-off of unamortized deferred loan costs related to the refinancing of a bridge loan for Southend, refinancing of the mortgage note payable for Millenia 700 and the pay down in full of indebtedness on Fox Trails, Merce Apartments and Post Oak Property. Loss on extinguishment of debt for the six months ended June 30, 2013 includes the early prepayment penalties related to the refinancing of the bridge loan for The Point at Canyon Ridge as well as the refinancing of debt on Arbor River Oaks.

Other Income and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%

Other income	$1	$22	$(21)	*	$44	$44	$-	0.0%
Income from operation of discontinued rental
property including gains/losses on disposals	$-	$289	$(289)	*	$-	$1,776	$(1,776)	*
Loss allocated to noncontrolling
interest holders	$242	$614	$372	60.6%	$1,341	$1,169	$(172)	(14.7%)

* Not a meaningful percentage.

Income from operations of discontinued rental property including gains/losses on disposals for the three months ended June 30, 2013 includes primarily the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million). Income from operations of discontinued rental property including gains/losses on disposals for the six months ended June 30, 2013 includes primarily the sale of Fontaine Woods on March 1, 2013 (approximately $1.6 million) and the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million). The 2013 gain was offset by $0.1 million for payments from escrow during the second quarter of 2013 related to the sale of Mill Creek property in the fourth quarter of 2012. The properties included in discontinued operations were all sold during 2013.

Loss allocated to noncontrolling interests for the above periods primarily represents the noncontrolling interest in our Operating Partnership. The proportionate allocation of loss to noncontrolling interest as a percentage decreased during the three months ended June 30, 2014 as compared to the same period in 2013 due to the conversion of 210,915 Class B contingent units into 2,343,500 OP units.

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

The following table sets forth a reconciliation of FFO and Core FFO for the periods presented to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, per share amounts	2014	2013	2014	2013

Net income (loss) attributable to common stockholders	$(3,999)	$(4,034)	$(19,193)	$2,761

Adjustments related to earnings per share computation (1)	(14)	(30)	(30)	(9,225)
Asset impairment losses	-	529	-	513
Real estate depreciation and amortization - continuing operations	5,484	2,520	9,963	4,323
Real estate depreciation and amortization - discontinued operations	-	148	-	368
Real estate depreciation and amortization - unconsolidated joint venture	94	89	187	165
Gain on sale of discontinued operations	-	(302)	-	(1,628)

Funds from operations attributable to common stockholders (2)	$1,565	$(1,080)	$(9,073)	$(2,723)

Management transition expenses	235	-	8,697	-
Acquisition costs	128	191	1,536	372
Loss on early extinguishment of debt	-	292	1,525	966
Non-cash straight-line adjustment for ground lease expenses	-	88	-	172
Non-cash stock awards	145	166	171	161
Non-cash accretion of preferred stock and units	154	154	307	339
Distribution due on Class B contingent units	-	(79)	-	(157)
Core funds from operations attributable to common stockholders (2)	$2,227	$(268)	$3,163	$(870)

Per share data
Funds from operations - diluted	$0.04	$(0.13)	$(0.26)	$(0.43)
Core funds from operations - diluted	$0.06	$(0.03)	$0.09	$(0.14)

Weighted average common shares outstanding - diluted(3)(4)	36,656	8,059	34,316	6,397

(1)	See Notes B and G to the accompanying Condensed Consolidated Financial Statements.
(2)

Individual line items included in the computations are net of noncontrolling interests and include results from discontinued operations where applicable. The three and six months ended June 30, 2013 amounts have been reclassified to conform to the current year presentation.

(3)	Includes non-vested portion of restricted stock awards.
(4)	The calculations of funds from operations and core funds from operations are reflected net of noncontrolling interests. Accordingly, noncontrolling interests represented by 2,344 Operating Partnership common units during the three and six months ended June 30, 2014 and 2013 are not included in the determination of diluted weighted-average common shares outstanding. If these calculations had considered noncontrolling interests and the 2,344 common units had been included as part of diluted weighted-average shares outstanding, there would have been no impact on the per share amounts of funds from operations or core funds from operations.

Net Operating Income

We believe that net operating income (“NOI”) is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties as it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. In addition, results for three and six months ended June 30, 2014 and 2013 represent continuing operations and; therefore, exclude NOI from discontinued operations (Oak Reserve at Winter Park, The Beckanna on Glenwood, Fontaine Woods, Terrace at River Oaks and Estates of Mill Creek).

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2014	2013	2014	2013
Net Operating Income
Same Store (9 properties)	$3,022	$2,972	$5,968	$5,744
Non Same Store (11 properties)	5,042	526	8,205	608
Total property net operating income	$8,064	$3,498	$14,173	$6,352

Reconciliation of NOI to GAAP Net Loss

Total property net operating income	$8,064	$3,498	$14,173	$6,352
Other income	1	22	44	44
Depreciation and amortization	(5,747)	(2,922)	(10,467)	(5,167)
Development and pursuit costs	(94)	(15)	(139)	(15)
Interest expense	(3,318)	(2,011)	(6,191)	(3,900)
Amortization of deferred financing costs	(236)	(348)	(552)	(719)
Loss on extinguishment of debt	-	(331)	(1,629)	(1,146)
General and administrative	(2,318)	(1,824)	(4,413)	(3,383)
Management transition expenses	(250)	-	(9,291)	-
Asset impairment losses	-	(613)	-	(613)
Acquisition costs	(136)	(222)	(1,641)	(444)
Income from unconsolidated joint venture	10	18	1	55
Loss from continuing operations	(4,024)	(4,748)	(20,105)	(8,936)
Discontinued operations	-	289	-	1,776
Net loss	(4,024)	(4,459)	(20,105)	(7,160)
Loss allocated to noncontrolling interests	242	614	1,341	1,169
Adjustments related to earnings per share computation(1)	(217)	(189)	(429)	8,752

Net income (loss) attributable to common
stockholders	$(3,999)	$(4,034)	$(19,193)	$2,761

(1)	See Notes B and G to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of June 30, 2014, our outstanding indebtedness was $350.0 million, which is comprised of $298.0 million mortgage indebtedness secured by our properties and $52.0 million of borrowings under our Revolver.

Factors which could increase or decrease our future liquidity include, but are not limited to, access to and volatility in capital and credit markets; sources of financing; our ability to complete asset purchases, sales or developments; and the effect our debt level and changes in credit ratings could have on our cost of funds.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our Revolver, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of certain properties, and net proceeds from offerings of our securities. As of June 30, 2014, we had $10.7 million of available cash on hand, and $11.1 million available for future borrowings under the Revolver that can be used for general corporate purposes.

As of the date of this Quarterly Report, we had approximately $22.2 million of available cash on hand and approximately $5.6 million available for future borrowings under the Revolver that can be used for acquisition and general corporate purposes.

Shares Issuances

On January 16, 2014, we received net cash proceeds from the sale of 24,881,517 shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.2 million after deducting offering expenses of approximately $2.8 million payable by us. We contributed the net proceeds we received from the Rights Offering and the related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which include approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our Revolver, which were repaid within five business days after initially being borrowed, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $5.7 million for working capital and general corporate purposes.

Secured Revolving Credit Facility

On January 31, 2014, we and the Operating Partnership entered into a Revolver with Regions Bank as Lead Arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75.0 million commitment with an accordion feature allowing us to increase borrowing capacity to $250.0 million subject to certain approvals and meeting certain criteria. The Revolver has an initial three-year term that can be extended at our option for up to two, one-year periods and has a variable interest rate of LIBOR, as defined in the agreement, plus a margin of 175 basis points to 275 basis points, depending on our consolidated leverage ratio. As of June 30, 2014, the weighted average interest rate was approximately 2.69%.

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

The Company was in compliance with these financials covenants at June 30, 2014.

On January 31, 2014, in conjunction with the closing of the Revolver, we borrowed approximately $27.0 million to pay down, in full, indebtedness secured by Fox Trails of $14.9 million, Mercé Apartments of $5.5 million and Post Oak Property of $5.3 million as these properties served as collateral on the Revolver and to pay fees associated therewith. The remainder of the amount borrowed of approximately $0.9 million was used for closing costs and other expenses related to the Revolver and approximately $0.4 million for working capital purposes.

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

On April 7, 2014, we entered into a second amendment to our Revolver and an Accession Agreement with the participating banks in the Revolver to modify certain terms and conditions of the Revolver related to the additions of new borrowing base properties. Also, on April 7, 2014, we drew $37.0 million from the Revolver to complete the purchase of Big Creek. During the six months ended June 30, 2014, we repaid $12.0 million under the Revolver.

On July 11, 2014, we completed the sale of the Post Oak operating property, which provided approximately $7.7 million of proceeds to the Company.

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

Dividend Declared

On May 13, 2014, the Board approved a dividend in the amount of $0.095 per share, payable to holders of record of shares of common stock and common Operating Partnership units as of June 30, 2014, totaling approximately $3.7 million which was paid on July 15, 2014.

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

Cash Flows Summary

Below is a summary of our recent cash flow activity:

	Six Months Ended June 30,
(In thousands)	2014	2013
Sources (uses) of cash and cash equivalents:
Operating activities	$3,708	$(1,911)
Investing activities	(136,865)	(40,419)
Financing activities	134,785	66,158
Net change in cash and cash equivalents	$1,628	$23,828

Cash Flows for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Operating Activities

Net cash provided by operating activities increased $5.6 million to $3.7 million for the six months ended June 30, 2014 compared to approximately $1.9 million net cash used in operating activities for the six months ended June 30, 2013. This increase was primarily the result of a $7.7 million increase in net operating income primarily associated with the Company’s operating communities, a $4.1 million decrease from prepaid expenses and other assets, primarily from applying deposits to acquisitions and deferred offering costs, a $0.9 million decrease from restricted cash, a $0.5 million increase from accounts payable and other accrued expenses, and a $0.4 million increase from security deposits. Partially offsetting these increases is $3.5 million in cash expenditures associated with the restructuring of the Company’s management, a $1.2 million increase in net cash paid for acquisition costs, a $1.9 million increase in net interest payments, a $1.0 million increase in general and administrative expenses, and $0.4 million reduction in net cash provided by discontinued operations.

Investing Activities

Net cash used in investing activities was approximately $136.9 million during the six months ended June 30, 2014 compared to approximately $40.4 million net cash used in investing activities during the six months ended June 30, 2013. The increase in net cash used in investing activities was primarily the result of the use of approximately $135.1 million during the six months ended June 30, 2014 for the acquisition of six properties compared to the use of approximately $43.8 million during the six months ended June 30, 2013 for the acquisition of three properties. Additions from property capital expenditures during the six months ended June 30, 2014 totaled $1.7 million as compared to $1.3 million and $1.5 million in cash paid for the acquisition of a mortgage note during the six months ended June 30, 2013. Partially offsetting the cash used in investing activities during the prior period is the net proceeds of approximately $5.8 million from the sale of an operating property included in discontinued operations during the six months ended June 30, 2013.

Financing Activities

Net cash provided by financing activities was approximately $134.8 million during the six months ended June 30, 2014 compared to approximately $66.2 million net cash provided by financing activities during the six months ended June 30, 2013. The increase in net cash provided by financing activities was primarily due to $91.9 million of net proceeds from the issuance of our common stock, net of offering costs, a $72.8 million increase in proceeds from indebtedness, a $0.7 million reduction in related parties receivable, a $0.3 million reduction in prepayment fees for early extinguishment of debt, a $3.7 million reduction in payments for redemption of noncontrolling interest, and a $4.1 million reduction in net cash used in discontinued operations. Partially offsetting these increases is $98.0 million increase in repayment of indebtedness, a $2.2 million increase in payments of deferred loan costs, a $3.7 million increase in distributions to stockholders and unit holders, and a $1.0 million of payments to cover withholding taxes related to restricted shares vested during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own a 50% interest in one joint venture, which is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

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

Critical Accounting Policies

Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including purchase price allocation and related depreciation and amortization, capital expenditures, impairment of real estate assets, revenue recognition, property expenses, accounting for recapitalization and accounting for the variable interest entity. For the six months ended June 30, 2014, there were no material changes to these policies, except for the presentation change related to our adoption of ASU 2014-08.

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

Fixed Interest Rate Debt

As of June 30, 2014, we had approximately $298.0 million of fixed rate mortgage debt, or approximately 85.1% of our outstanding mortgage debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had a weighted average effective interest rate as of June 30, 2014 of 4.03% per annum with an average of 8.24 years to maturity.

Variable Interest Rate Debt

As of June 30, 2014, we had approximately $52.0 million of variable rate mortgage debt, or approximately 14.9% of our outstanding debt, which was associated with the Revolver, but we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on the Revolver would result in a decrease or increase of annual net income of approximately $0.5 million, respectively. The Revolver had a weighted average effective interest rate as of June 30, 2014 of approximately 2.69% per annum with 2.58 years to maturity.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer (principal financial officer) concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

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

ITEM 1A. RISK FACTORS.

There are no material changes to any of the risk factors disclosed in Item 1A to Part I, the "Risk Factors", section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2014 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation restricted stock that vested during the three months ended June 30, 2014.

			Total Number of	Maximum
			Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet to
	Total Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased (1)	Share (1)	Programs	or Programs

Period
April 1 to 30, 2014	-	$-	-	-
May 1 to 31, 2014	9,517	$7.26	-	-
June 1 to 30, 2014	-	$-	-	-
Total	9,517

(1)	Represents the surrender of shares of common stock to the Company to satisfy the tax withholding obligations associated with the vesting of restricted shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

New Employment Agreement with Ryan Hanks

On August 7, 2014, the Company entered into a new employment agreement with Ryan Hanks, the Company’s Chief Investment Officer and interim Chief Operating Officer. This new employment agreement contains the same material terms as the prior employment agreement with Mr. Hanks as set forth above, except that under the new employment agreement:

•	Mr. Hanks is employed as Chief Investment Officer and interim Chief Operating Officer of the Company;

•	If a “change of control” occurs during the term of the agreement, the term of the agreement shall not expire before the one year anniversary of the change of control, unless expressly agreed to in writing by Mr. Hanks;

•	The initial base salary is $300,000;

•	If Mr. Hanks’ employment is terminated:

o	by mutual agreement between Mr. Hanks and us, by us for “cause” or by Mr. Hanks without “good reason,” then we shall pay Mr. Hanks: (i) all accrued but unpaid wages through the termination date; (ii) any earned but unpaid bonuses relating to the year prior to the terminated date; and (iii) all approved, but unreimbursed, business expenses;

o

by us without “cause” or by Mr. Hanks for “good reason,” then we shall pay Mr. Hanks: (i) all accrued but unpaid wages through the termination date; (ii) all accrued but unused vacation for the year in which the termination occurs through the termination date; (iii) all approved, but unreimbursed, business expenses; (iv) any earned but unpaid bonuses relating to the year prior to the termination date; (v) if Mr. Hanks is participating in our group medical, vision and dental plan immediately prior to the date of termination, a lump sum payment equal to eighteen (18) times (or such lesser period that Mr. Hanks (and his eligible dependents) are entitled to under COBRA) the amount of monthly employer contribution that we made to an issuer to provide medical, vision and dental insurance to Mr. Hanks (and his eligible dependents) in the month immediately preceding the date of termination; and (vi) a separation payment equal to one and one-half times (1.5x) the sum of Mr. Hanks’ (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to termination (if the termination of employment occurs prior to the date Mr. Hanks was eligible to earn two bonuses, the average bonus for the two year period will be deemed to be the Mr. Hanks’ target bonus in the year of termination), with such separation payment being payable over a period of 18 months from the date of termination, subject to Mr. Hanks executing a release that becomes effective and certain other conditions. Additionally, all of Mr. Hanks’ outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the Equity Incentive Plan, will vest and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof, however, to the extent an award (other than an option or stock appreciation right) is intended to qualify as performance-based compensation, such award shall not vest as a result of Mr. Hanks’ termination and shall, instead, remain outstanding after such termination;

o	due to Mr. Hanks’ death or “disability,” then we shall pay Mr. Hanks (or his estate and/or beneficiaries, as the case may be): (i) all accrued but unpaid wages through the termination date; (ii) any earned but unpaid bonuses relating to the year prior to the termination date; (iii) all approved, but unreimbursed, business expenses; and (iv) if Mr. Hanks is participating in our group medical, vision and dental plan immediately prior to the date of termination, a lump sum payment equal to eighteen (18) times (or such lesser period that Mr. Hanks (and his eligible dependents) are entitled to under COBRA) the amount of monthly employer contribution that we made to an issuer to provide medical, vision and dental insurance to Mr. Hanks (and his eligible dependents) in the month immediately preceding the date of termination. Additionally, all of Mr. Hanks’ outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the Equity Incentive Plan, will vest and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof.

•	In the event we elect not to renew the employment agreement at the end of the term or any renewal term and Mr. Hanks is willing and able, at the time of such non-renewal, to continue providing services to us, we will be required to provide Mr. Hanks with the same payments and benefits that he would be entitled to receive if we were to terminate his employment agreement without “cause” as described above, except that the separation payment described above will be equal to one times (1x) the sum of Mr. Hanks’ then-current base salary. The separation payment will be payable over a period of 12 months from the date of termination, subject to Mr. Hanks executing a release that becomes effective and certain other conditions. Additionally, in the event of our non-renewal of the employment agreement, all of Mr. Hanks’ outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the Equity Incentive Plan, will vest and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof, however, to the extent an award (other than an option or stock appreciation right) is intended to qualify as performance-based compensation, such award shall not vest as a result of Mr. Hanks’ termination and shall, instead, remain outstanding after such termination; and

•	In the event that we terminate an employment agreement without “cause” or Mr. Hanks terminates for “good reason” within one (1) year following a “change of control” (as defined in the employment agreement), then in lieu of any obligations set forth above, we shall pay Mr. Hanks: (i) all accrued but unpaid wages through the termination date; (ii) all accrued but unused and unpaid vacation; (iii) any earned but unpaid bonuses relating to the prior year; (iv) all approved, but unreimbursed, business expenses; (v) if Mr. Hanks is participating in our group medical, vision and dental plan immediately prior to the date of termination, a lump sum payment equal to eighteen (18) times (or such lesser period that Mr. Hanks (and his eligible dependents) are entitled to under COBRA) the amount of monthly employer contribution that we made to an issuer to provide medical, vision and dental insurance to Mr. Hanks (and his eligible dependents) in the month immediately preceding the date of termination; and (vi) a separation payment equal to the sum of three times (3x) Mr. Hanks’ (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to the termination (if the change in control occurs prior to the date Mr. Hanks was eligible to earn two bonuses, the average bonus for the two year period will be deemed to be the Mr. Hanks’ target bonus in the year of termination), with such separation payment being payable in a lump sum within 60 days from the date of termination, subject to Mr. Hanks executing a release that becomes effective and certain other conditions. Additionally, upon such change in control event, all of the Mr. Hanks’ outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the Equity Incentive Plan, will vest and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof.

ITEM 6. EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADE STREET RESIDENTIAL, INC.

Date: August 11, 2014	By:	/s/ Richard Ross
Richard Ross, Chief Executive Officer

Date: August 11, 2014	By:	/s/ Randall Eberline
Randall Eberline, Chief Accounting Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

10.1*	Indemnification Agreement by and between Trade Street Residential, Inc. and each of its directors and officers listed on Schedule A thereto
10.2+*	Employment Agreement, dated as of April 30, 2014, by and between Richard Ross and Trade Street Residential, Inc.
10.3+*	Employment Agreement, dated as of August 7, 2014 by and between Ryan Hanks and Trade Street Residential, Inc.
10.4+	Employment Agreement, dated as of May 19, 2014, by and between Randall Eberline and Trade Street Residential, Inc., previously filed as Exhibit 10.1 to the Current Report filed on Form 8-K (File No. 001-32365) on May 22, 2014
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

For the three and six months ended June 30, 2014 and 2013

101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report

+	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.

