Form 10-Q
period 2014-09-30
Trade Street Residential, Inc.
filed 2014-11-07
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

As of November 3, 2014, 36,698,469 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

TRADE STREET RESIDENTIAL, INC.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Real estate assets
Land and improvements	$88,559	$58,560
Buildings and improvements	464,439	272,849
Furniture, fixtures, and equipment	15,649	9,016
	568,647	340,425
Less accumulated depreciation	(23,899)	(14,369)
Net investment in operating properties	544,748	326,056

Land held for future development (including $0 and $1,477 of consolidated variable interest entity, respectively)	-	31,963
Real estate assets held for sale	24,125	-
Net real estate assets	568,873	358,019
Other assets
Investment in unconsolidated joint venture, held for sale	2,279	2,421
Cash and cash equivalents (including $0 and $148 of consolidated variable interest entity, respectively)	16,713	9,037
Restricted cash and lender reserves	2,660	3,203
Deferred financing costs, net	4,908	3,022
Intangible assets, net	663	1,571
Prepaid expenses and other assets	2,314	9,560
Due from related parties	-	803
Assets related to real estate assets held for sale	585	-
	30,122	29,617

TOTAL ASSETS	$598,995	$387,636

LIABILITIES
Indebtedness	$344,863	$249,584
Accrued interest payable	886	840
Accounts payable and accrued expenses	7,437	6,119
Dividends payable	3,789	1,247
Security deposits, deferred rent and other liabilities	1,795	1,443
Liabilities related to real estate assets held for sale	421	-
TOTAL LIABILITIES	359,191	259,233

Commitments & contingencies	-	-

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423 shares authorized, 309 shares issued and outstanding at September 30, 2014 and December 31, 2013	3	3
Common stock, $0.01 par value per share; 1,000,000 authorized; 36,723 and 11,469 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	367	115
Additional paid-in capital	303,529	162,681
Accumulated deficit	(79,683)	(52,053)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	224,216	110,746
Noncontrolling interest	15,588	17,657
TOTAL STOCKHOLDERS' EQUITY	239,804	128,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$598,995	$387,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Property revenues
Rental revenue	$13,831	$7,168	$37,330	$17,864
Other property revenues	1,475	859	4,039	1,885
Total property revenues	15,306	8,027	41,369	19,749

Property expenses
Property operations and maintenance	4,323	2,576	11,972	6,295
Real estate taxes and insurance	2,128	982	6,369	2,633
Total property expenses	6,451	3,558	18,341	8,928

Other expenses
General and administrative	1,943	3,099	6,356	6,482
Management transition expenses	-	-	9,291	-
Interest expense	3,381	2,210	9,572	6,110
Depreciation and amortization	4,922	3,312	15,389	8,479
Development and pursuit costs	217	52	356	67
Acquisition costs	-	472	1,641	916
Amortization of deferred financing costs	236	275	788	994
Loss on early extinguishment of debt	-	-	1,629	1,146
Total other expenses	10,699	9,420	45,022	24,194

Other income	1	26	45	70
Income (loss) from unconsolidated joint venture	20	(13)	21	42
Impairment associated with land holdings	(7,962)	-	(7,962)	(613)
Gain on sales of real estate assets	353	-	353	-
Gain on bargain purchase	-	6,900	-	6,900

Income (loss) from continuing operations	(9,432)	1,962	(29,537)	(6,974)

Income (loss) from operation of discontinued rental property, including gains/losses on disposals (See Note L)	-	(80)	-	1,696

Net income (loss)	(9,432)	1,882	(29,537)	(5,278)
(Income) loss allocated to noncontrolling interest holders	566	(258)	1,907	911
Dividends declared and accreted on preferred stock and units	(234)	(234)	(693)	(707)
Dividends to restricted stockholders	-	(29)	-	(29)
Extinguishment of equity securities	-	-	-	11,716
Adjustments attributable to participating securities	14	(1)	44	(2,492)
Net income (loss) attributable to common stockholders	$(9,086)	$1,360	$(28,279)	$4,121

Earnings (loss) per common share - basic and diluted:
Continuing operations	$(0.25)	$0.13	$(0.81)	$0.31
Discontinued operations	-	(0.01)	-	0.21
Net earnings (loss) attributable to common stockholders	$(0.25)	$0.12	$(0.81)	$0.52

Weighted average number of shares - basic and diluted	36,468	11,099	34,908	7,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

(unaudited)

	Trade Street Residential, Inc.
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Equity balance, January 1, 2014	309	$3	11,469	$115	$162,681	$(52,053)	$17,657	$128,403
Proceeds from sale of common stock, net	-	-	24,882	249	146,971	-	-	147,220
Net loss	-	-	-	-	-	(27,630)	(1,907)	(29,537)
Distributions to stockholders and unit holders	-	-	-	-	(10,685)	-	(667)	(11,352)
Stock-based compensation - management transition	-	-	375	4	3,310	-	-	3,314
Stock-based compensation, net of forfeitures	-	-	130	1	312	-	-	313
Surrender of shares to cover tax withholding of stock compensation	-	-	(133)	(2)	(1,008)	-	-	(1,010)
Conversion of Class B contingent units into Common OP units	-	-	-	-	1,948	-	505	2,453

Equity balance, September 30, 2014	309	$3	36,723	$367	$303,529	$(79,683)	$15,588	$239,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(29,537)	$(5,278)
Income from discontinued operations	-	(1,696)
Loss from continuing operations	(29,537)	(6,974)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,389	8,479
Impairment associated with land holdings	7,962	613
Amortization of tax abatement	264	-
Amortization of deferred loan costs	788	994
Loss on early extinguishment of debt	1,629	1,146
Non-cash compensation from conversion of Class B contingent units into common OP units	2,453	-
Stock compensation	3,627	1,440
Income of unconsolidated joint venture	(21)	(42)
Interest accrued on related party receivable	(15)	(66)
Gain on sales of real estate assets	(353)	-
Gain on bargain purchase	-	(6,900)
Net changes in assets and liabilities:
Restricted cash and lender reserves	(7)	(1,152)
Prepaid expenses and other assets	7,248	(37)
Accounts payable, accrued expenses and accrued interest payable	1,494	402
Due to related parties	(120)	(83)
Security deposits, deferred rent and other liabilities	766	551
Net cash provided by (used in) operating activities - continuing operations	11,567	(1,629)
Net cash provided by operating activities - discontinued operations	-	702
Net cash provided by (used in) operating activities	11,567	(927)
Cash flows from investing activities:
Proceeds from sales of real estate assets	7,839	-
Cash distributions received from unconsolidated joint venture	159	174
(Deconsolidation) consolidation of variable interest entity	(148)	148
Acquisitions of communities	(135,098)	(62,178)
Acquisition of mortgage loan	-	(1,450)
Property capital expenditures	(2,499)	(1,815)
Net cash used in investing activities - continuing operations	(129,747)	(65,121)
Net cash provided by investing activities - discontinued operations	-	5,678
Net cash used in investing activities	(129,747)	(59,443)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	147,220	54,492
Proceeds from indebtedness	134,750	62,000
Repayments of indebtedness	(142,796)	(39,812)
Payments of deferred loan costs	(3,597)	(2,394)
Prepayment fees for early extinguishment of debt	(706)	(1,014)
Distributions to stockholders and unitholders	(8,811)	(3,271)
Reduction in related party receivable	806	158
Payments for redemption of noncontrolling interest	-	(3,757)
Shares surrendered for payment of withholding taxes	(1,010)	-
Net cash provided by financing activities - continuing operations	125,856	66,402
Net cash used in financing activities - discontinued operations	-	(4,136)
Net cash provided by financing activities	125,856	62,266
Net change in cash and cash equivalents	7,676	1,896
Cash and cash equivalents at beginning of period	9,037	4,898
Cash and cash equivalents at end of period	$16,713	$6,794
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest of $0 and $145, respectively.	$9,527	$5,768
Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$103,325	$98,322
Stock issued in connection with rights offering	$7,500	$-
Acquisition consideration payable in preferred stock	$294	$294
Stock issued for consideration of business acquisition	$-	$3,318
Transfer preferred shares/units to permanent equity	$-	$46,250
Offering costs included in accounts payable and accrued expenses	$-	$164

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Trade Street Residential, Inc. (formerly Feldman Mall Properties, Inc. (the “Company” or “TSRE”)), is a Maryland corporation that qualifies and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purpose. The Company conducts substantially all of its operations through Trade Street Operating Partnership, LP (the “Operating Partnership”). The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 reflect the combination of certain real estate entities and management operations that were contributed to the Company in June 2012 in a reverse recapitalization transaction (the “recapitalization”). The transaction was accounted for as a reverse recapitalization, as it was a capital transaction in substance, rather than a business combination. As a reverse recapitalization, no goodwill was recorded. For accounting purposes, the legal acquiree was treated as the continuing reporting entity that acquired the legal acquirer.

The Company completed its initial public offering in May 2013. On January 16, 2014, the Company completed a common stock and subscription rights offering granted to TSRE’s existing stockholders (“Rights Offering”) (as more fully described in Note G).

The Company is engaged in the business of acquiring, owning, operating and managing high quality, conveniently located apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States, including Texas.

As of September 30, 2014, the Company had interests in 5,129 apartment units in 20 communities, including 240 apartment units in one community held through an unconsolidated joint venture in which the Company has a 50% interest (see Note F). In addition, the Company owns four parcels of land that are zoned for multifamily development, as well as one parcel of undeveloped land (collectively the “Land Investments”) on which the Company foreclosed in March 2014 (see Note C). During the nine months ended September 30, 2014, the Company classified its Land Investments as real estate assets held for sale (see Note L). The Company, through its affiliates, actively manages the acquisition and operations of its real estate investments.

Summary of Significant Accounting Policies

Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and represent the assets and liabilities and operating results of the Company. Accordingly, these financial statements do not include all information and footnote disclosures required for annual financial statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the full year ending December 31, 2014. Additionally, see Note L for information regarding new accounting guidance that the Company adopted effective as of January 1, 2014.

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

Unconsolidated joint ventures in which the Company does not have a controlling interest but exercises significant influence are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses. The Company holds a 50% interest in BSF/BR Augusta JV, LLC (the owner of The Estates at Perimeter, an operating property), which is accounted for under the equity method (see Note F). As of September 30, 2014, the Company is party to an agreement to sell its interest in this operating property and, accordingly, has classified this joint venture investment as held for sale in the Company’s condensed consolidated balance sheets.

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

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets when events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the recoverability of such carrying amounts by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property and is reported as a component of continuing operations. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date the Company compares the estimated fair value of its real estate investment to the carrying value and records an impairment charge to the extent fair value is less than the carrying amount and the decline in value is determined to be other than temporary. In estimating fair value, management uses appraisals, internal estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective (see Note L).

Noncontrolling Interests: Until March 1, 2013, the Company held majority interests in certain properties through wholly-owned subsidiaries that were party to operating agreements with third parties. The Company recorded noncontrolling third-party interests in these properties at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests were not redeemable by the third-party owners and were presented as part of permanent equity. Subsequent to the Company’s initial public offering on May 16, 2013, noncontrolling interests also include common units in the Operating Partnership held by certain limited partners other than the Company. Through December 31, 2013, income and losses were allocated to the noncontrolling interest holders based on their economic ownership percentage. For periods beginning January 1, 2014, due to the conversion of all remaining contingent B units into common units of the Operating Partnership as discussed in Note G, the Company allocates income and loss to noncontrolling interests based on the weighted-average common unit ownership interest in the Operating Partnership, which was 6.0% and 6.3% for the three and nine months ended September 30, 2014, respectively.

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

See Note C for a detailed discussion of the property acquisitions completed during the nine months ended September 30, 2014 and 2013.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1: Quoted prices for identical instruments in active markets.
•	Level 2: Quoted prices for similar instruments in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3: Significant inputs to the valuation model are unobservable.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash and lender reserves, amounts due from related parties, accounts payable and accrued expenses, security deposits, deferred rent and other liabilities approximate their fair values due to the short-term nature of these items.

•	There is no material difference between the carrying amounts and fair values of mortgage notes payable as interest rates and other terms approximate current market rates and terms for similar types of debt instruments available to the Company (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of September 30, 2014 and December 31, 2013.

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

The following table sets forth by level, within the fair value hierarchy the Company’s Land Investments that are measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013 (see Note L for additional information regarding an impairment charge associated with these Land Investments recognized during the nine months ended September 30, 2014):

	As of September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Estates of Millenia - Phase II	$-	$-	$6,188	$6,188
Venetian	-	-	3,960	3,960
Midlothian Town Center - East	-	-	3,492	3,492
The Estates at Maitland	-	-	9,000	9,000
Sunnyside	-	-	1,485	1,485
	$-	$-	$24,125	$24,125

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Venetian	$-	$-	$4,360	$4,360
Midlothian Town Center - East	-	-	4,165	4,165
The Estates at Maitland	-	-	9,000	9,000
	$-	$-	$17,525	$17,525

These Land Investments were reclassified from land held for future development to real estate assets held for sale during the nine months ended September 30, 2014 (See Note L).

Prepaid expenses and other assets: As of September 30, 2014, prepaid expenses and other assets primarily consist of deposits made for potential future acquisitions of real estate assets in the aggregate amount of $0.2 million. As of December 31, 2013, prepaid expenses and other assets primarily consist of deferred offering costs in the amount of approximately $2.7 million as well as deposits made for potential future acquisitions of real estate assets in the aggregate amount of $5.9 million.

Reclassifications: Certain 2013 balances in the condensed consolidated statements of operations associated with properties classified as real estate held for sale during the nine months ended September 30, 2014 have been reclassified to conform to the current year presentation (see Note L).

Recent Accounting Standards: In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for annual periods ending after December 31, 2016 and is not expected to have an impact on the Company’s consolidated financial statements.

n May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our condensed consolidated financial statements or related disclosures.

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

A reconciliation of basic and diluted EPS computations for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Net income (loss)	$(9,432)	$1,882	$(29,537)	$(5,278)
(Income) loss allocated to noncontrolling interest holders	566	(258)	1,907	911 (1)
Dividends declared and accreted on preferred stock and units	(234)	(234)	(693)	(707)
Dividends to restricted stockholders	-	(29)	-	(29)
Extinguishment of equity securities (Note G)	-	-	-	11,716
Adjustments attributable to participating securities	14	(1)	44	(2,492)
Net income (loss) attributable to common stockholders	$(9,086)	$1,360	$(28,279)	$4,121

Continuing operations	$(9,086)	$1,440	$(28,279)	$2,425
Discontinued operations (Note L)	-	(80)	-	1,696
Net income (loss) attributable to common stockholders	$(9,086)	$1,360	$(28,279)	$4,121

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.25)	$0.13	$(0.81)	$0.31
Discontinued operations	-	(0.01)	-	0.21
Net earnings (loss) per share attributable to common stockholders	$(0.25)	$0.12	$(0.81)	$0.52

Weighted average number of shares - basic and diluted	36,468	11,099	34,908	7,931

Weighted average, potentially dilutive securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Warrants (2)	139	139	139	139
Common units of the Operating Partnership (3)	2,343	-	2,343	-
Unvested restricted stock awards (4)	204	149	202	75
Class A preferred stock (5)	-	-	-	-

(1)	Net of $0.04 million income allocated to discontinued operations in the first quarter of 2013.
(2)	Exercisable until May 14, 2015 at a split-adjusted exercise price of $21.60 of the Company’s common stock.
(3)	Class B contingent units were converted into common OP units in February 2014 and were excluded from potentially dilutive shares of common stock in the 2013 period presented since their conversion had been contingent upon the achievement of future conditions (see Notes A and G).
(4)	Granted pursuant to the Company’s Equity Incentive Plan (see Note H).
(5)	Excluded from potentially dilutive shares of common stock since conversion was contingent upon the achievement of future conditions and due to their redemption on October 17, 2014 (see Notes G and M).

NOTE C—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES

During the nine months ended September 30, 2014 and 2013, the Company through its Operating Partnership completed various acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2014 Acquisitions:

Waterstone at Big Creek (“Big Creek”) - On April 7, 2014, the Company acquired Big Creek, a 270-unit apartment community located in Alpharetta (Atlanta), Georgia for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn from the Revolver (see Note D). From the date of acquisition through September 30, 2014, Big Creek generated revenue of approximately $1.9 million and net income of approximately $0.03 million. As of September 30, 2014, the Company is party to an agreement to purchase an additional 100 units that are currently under construction on a parcel adjacent to Big Creek for $15.0 million, for which a $0.2 million nonrefundable deposit has been paid by the Company (see Note J).

Avenues of Craig Ranch (“Craig Ranch”) - On March 18, 2014, the Company acquired Craig Ranch, a 334-unit apartment community located in McKinney (Dallas), Texas. The purchase price of $42.4 million was funded with approximately $21.2 million cash proceeds from the net proceeds of the Rights Offering and a new mortgage loan in the amount of $21.2 million (see Note D). From the date of acquisition through September 30, 2014, Craig Ranch generated revenue of approximately $2.2 million and a net loss of approximately ($0.7) million.

Waterstone at Brier Creek (“Brier Creek”) - On March 10, 2014, the Company acquired Brier Creek, a 232-unit apartment community located in Raleigh, North Carolina. The purchase price of $32.7 million was funded with approximately $16.4 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $16.3 million (see Note D). From the date of acquisition through September 30, 2014, Brier Creek generated revenue of approximately $1.1 million and a net loss of approximately ($0.8) million.

The Aventine Greenville (“Aventine”) - On February 6, 2014, the Company acquired Aventine, a 346-unit apartment community located in Greenville, South Carolina. The purchase price of $41.9 million was funded with approximately $20.9 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $21.0 million (see Note D). From the date of acquisition through September 30, 2014, Aventine generated revenue of approximately $2.6 million and a net loss of approximately ($0.6) million.

The Estates at Wake Forest (“Wake Forest”) - On January 21, 2014, the Company acquired Wake Forest, a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina. The purchase price of $37.3 million was funded with approximately $18.7 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $18.6 million (see Note D). From the date of acquisition through September 30, 2014, Aventine generated revenue of approximately $1.8 million and a net loss of approximately ($1.3) million.

Miller Creek at Germantown (“Miller Creek”) - On January 21, 2014, the Company acquired Miller Creek, a 330-unit apartment community located in Germantown (Memphis), Tennessee. The purchase price of approximately $43.8 million was funded with approximately $17.5 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $26.3 million (see Note D). From the date of acquisition through September 30, 2014, Miller Creek generated revenue of approximately $3.1 million and a net loss of approximately ($1.1) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the nine months ended September 30, 2014:

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

2013 Acquisitions:

Fountains Southend (“Southend”) - On September 24, 2013, the Company acquired a 100% equity interest in Fountains at New Bern Station, LLC which owned 100% of Fountains Southend (f/k/a Fountains at New Bern), a 208-unit apartment community located in Charlotte, North Carolina. The purchase price of $34.0 million was funded by net proceeds of a new mortgage loan of $30.0 million and cash of $4.0 million. In conjunction with the acquisition of Southend, the Company recorded a gain on bargain purchase in the amount of $6.9 million which has been included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The Company placed the property under contract for a purchase price of $34.0 million in December 2012 while the property was early in its construction period. As a result of the strong leasing market in Charlotte, North Carolina and the compression in multi-family capitalization rates during the construction and lease-up, the property appraised for $40.9 million as of the time of purchase. The gain represents the difference between the fair value of net assets acquired of $40.9 million and the fair value of the consideration paid of $34.0 million. The Company performed a reassessment and verified that all assets acquired and liabilities assumed were properly identified. From the date of acquisition through September 30, 2013, Southend generated revenue of approximately $0.1 million and a net loss of approximately ($0.1) million, excluding the gain on bargain purchase.

Talison Row at Daniel Island (“Talison”) - On August 26, 2013, the Company acquired Talison, a 274-unit apartment community located in Charleston, South Carolina. The purchase price of $48.1 million was funded by net proceeds of a new mortgage loan of approximately $33.6 million and cash of approximately $14.5 million. From the date of acquisition through September 30, 2013, Talison Row generated revenue of approximately ($0.4) million and a net loss of approximately $0.5 million.

Creekstone at RTP (“Creekstone”) - On May 17, 2013, the Company acquired Creekstone, (f/k/a/ Woodfield Creekstone), a 256-unit apartment community located in Durham, North Carolina. The purchase price of $35.8 million was comprised of a mortgage note payable of $23.3 million and cash of $12.5 million from proceeds of the Company's public offering. From the date of acquisition through September 30, 2013, Creekstone generated revenue of approximately $1.1 million and a net loss of approximately ($0.6) million.

St. James at Goose Creek (“St. James”) - On May 16, 2013, the Company acquired St. James, (f/k/a/ Woodfield St. James), a 244-unit apartment community located in Goose Creek (Charleston), South Carolina for $27.4 million. The purchase was funded with proceeds from the Company’s public offering of its common stock. In connection with the acquisition, the Company obtained mortgage financing for $19.0 million. From the date of acquisition through September 30, 2013, St. James generated revenue of approximately $1.1 million and a net loss of approximately ($0.4) million.

Bridge Pointe (“Bridge Pointe”) - On March 4, 2013, the Company acquired Bridge Pointe, (f/k/a Vintage at Madison Crossing), a 178-unit apartment community located in Huntsville, Alabama. The purchase price of $15.3 million was funded by net proceeds of a new mortgage loan of $11.4 million plus cash on hand of $3.8 million. From the date of acquisition through September 30, 2013, Bridge Pointe generated revenue of approximately $1.0 million and a net loss of approximately ($0.8) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the nine months ended September 30, 2013:

(in thousands)	Bridge Pointe	St. James	Creekstone	Talison Row	Southend	Total

Fair Value of Net Assets Acquired	$15,250	$27,400	$35,800	$48,050	$40,900	$167,400
Purchase Price	$15,250	$27,400	$35,800	$48,050	$34,000	$160,500
Net Assets Acquired/Purchase Price Allocated:
Land	$1,140	$3,003	$2,970	$4,018	$6,263	$17,394
Site Improvements	943	1,033	1,024	1,161	1,380	5,541
Building	12,437	22,255	30,823	41,294	30,740	137,549
Furniture, fixtures and equipment	311	441	302	804	730	2,588
Intangible assets - in place leases	419	668	681	773	772	3,313
Intangible assets - property tax abatement	-	-	-	-	1,015	1,015
Total	$15,250	$27,400	$35,800	$48,050	$40,900	$167,400

The Company incurred approximately $1.6 million and $0.9 million of acquisition-related costs during the nine months ended September 30, 2014 and 2013, respectively.

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

In December 2013, the Company initiated foreclosure proceedings, which were completed on March 10, 2014, with the Company obtaining title to the Sunnyside asset. As a result of the foreclosure, the Company deconsolidated Sunnyside due to lack of ongoing variable interest. The deconsolidation of Sunnyside did not have a material impact on the condensed consolidated financial statements of the Company. During the nine months ended September 30, 2014, the Company recorded an impairment charge of $0.1 million associated with the Sunnyside asset due to its inclusion in a transaction to redeem all of the Company’s outstanding shares of Class A preferred stock, which closed on October 17, 2014 (see Note M). As of September 30, 2014, $1.5 million is included in real estate assets held for sale in the accompanying condensed consolidated balance sheets relating to Sunnyside (see Note L).

Pro Forma Financial Information:

The revenues and results of operations of the acquired apartment communities are included in the condensed consolidated financial statements beginning on the date of each respective acquisition. The following unaudited consolidated pro forma information for the three and nine months ended September 30, 2014 and 2013 is presented as if the Company had acquired each apartment community on January 1, 2013.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unaudited pro forma financial information:
Pro forma revenue	$15,306	$10,293	$43,456	$25,280
Pro forma loss from continuing operations	$(8,339)	$(2,715)	$(19,725)	$(17,505)

NOTE D—INDEBTEDNESS

As of September 30, 2014 and December 31, 2013, the Company had total indebtedness of approximately $344.9 million and $249.6 million, respectively. Borrowings relate to individual property mortgages as well as the Company’s Revolver (as defined below).

The following is a summary of debt originated during the nine months ended September 30, 2014:

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

The Revolver has an initial three-year term that can be extended at the Company's option for up to two additional one-year periods and has a variable interest rate of LIBOR (as defined in the Credit Agreement) plus a spread of 1.75% to 2.75%, depending on the Company’s consolidated leverage ratio. The current borrowing rate of the Revolver is LIBOR plus 2.50%. The Revolver is guaranteed by the Company and certain subsidiaries of the Company and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the Credit Agreement. Availability under the Revolver is permitted up to 65% of the value of the Borrowing Base subject to the limitations set forth in the Revolver. The Revolver contains customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common stock, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the Operating Partnership pays a commitment fee of 0.20% to 0.30% quarterly in arrears based on the unused portion of the revolving credit commitment. As of September 30, 2014, the commitment fee was 0.20%. As of September 30, 2014, the weighted average interest rate was approximately 2.69%.

The Revolver requires the Company to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $158.0 million plus 75% of the net proceeds of any equity issuances effected at any time after September 30, 2013 by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;
•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than (i) 1.3 to 1.0 from the effective date of the Credit Agreement to and including March 31, 2014, (ii) 1.4 to 1.0 from April 1, 2014 to and including June 30, 2014, and (iii) 1.5 to 1.0 from July 1, 2014 and at all times thereafter;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the Credit Agreement; and
•	restrictions on certain dividend and distribution payments.

The Company was in compliance with all applicable covenants, including these financial covenants, as of September 30, 2014.

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

During the nine months ended September 30, 2014, in addition to the initial draw described above, the Company borrowed approximately $37.0 million to acquire Big Creek (see Note C above) and repaid approximately $17.0 million under the Revolver. As of September 30, 2014, the Revolver had an outstanding principal balance of $47.0 million, which is secured by certain properties, and there remained approximately $11.1 million available for draw on the borrowing base.

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

On August 5, 2014, the Company and the Operating Partnership executed a Third Amendment to the Credit Agreement to modify certain terms and conditions of the Revolver related to cash dividends paid by the Company for any fiscal year ending after December 31, 2014 shall not exceed the greater of (i) the amount required to be distributed for the Parent to remain in compliance with its REIT status or (ii) 95.0% of Funds From Operations of the Parent and its Subsidiaries for such period.

On October 16, 2014, the Company and the Operating Partnership executed a Fourth Amendment to the Credit Agreement to modify certain terms and conditions in the Revolver related to the weighting of the borrowing base properties value with any one geographic area and to reduce the required minimum tangible net worth to $123.0 million plus 75% of the net proceeds of any equity issuances by the Operating Partnership or any of its subsidiaries due to the redemption of the Company’s Class a preferred stock on October 17, 2014 (see Note M).

Indebtedness Refinancing and Payoffs

2014

On February 11, 2014, the Company, through a subsidiary, completed the refinancing of Millenia 700 with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage loan bears a fixed interest rate of 3.83% with monthly payments of interest only for the initial 48 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on March 5, 2021. The mortgage note is secured by Millenia 700. In conjunction with obtaining this loan, the Company repaid the existing $35.0 million mortgage note payable with the proceeds from the new mortgage note payable and $10.0 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off of deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.2 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

On January 23, 2014, the Company, through a subsidiary, completed the refinancing of Fountains Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 5, 2024. The mortgage note is secured by the Fountains Southend property. In conjunction with obtaining this loan, the Company repaid the $30.0 million interim mortgage note payable with the proceeds from the new mortgage note payable and $6.2 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.3 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

On January 21, 2014, the Company, through a subsidiary, paid in full the indebtedness secured by the Estates at Maitland property in the amount of $4.2 million from the cash proceeds from the Company’s Rights Offering and the related transactions.

On January 17, 2014 the Company, through a subsidiary, paid in full the BMO Harris Bank N.A. secured revolving credit facility indebtedness secured by the Arbors River Oaks in the amount of $9.0 million from the cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the payoff of the indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) of $0.2 million, which is included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

2013

On May 31, 2013, the Company refinanced the mortgage for The Pointe at Canyon Ridge property with a mortgage note payable in the amount of $25.8 million. The loan bears interest at a fixed rate of 4.10% with two years of interest only payments followed by principal and interest payments based on a 30-year amortization schedule thereafter until maturity on June 1, 2025. The mortgage note is secured by the Pointe at Canyon Ridge property. In connection with the refinancing of the mortgage indebtedness, a prepayment penalty of $0.3 million has been included in loss on early extinguishment of debt in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

On April 25, 2013, a subsidiary of the Company refinanced The Estates at Maitland property with a mortgage note payable in the amount of $4.2 million. The Company was the guarantor of this indebtedness. The loan had a term of one year and provided a variable rate of prime rate plus 3.50% and required monthly interest-only payments for the term of the loan. In connection with the refinancing of the mortgage indebtedness, $0.1 million of deferred financing costs (net of accumulated amortization) were written off and have been included in loss on early extinguishment of debt in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

Predecessor Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million predecessor senior secured revolving credit facility (“Predecessor Credit Facility”) for which BMO Harris Bank N.A. served as sole lead arranger and administrative agent. The Company guaranteed the obligations of the Operating Partnership as the borrower under the predecessor credit facility. The Predecessor Credit Facility had a term of three years and allowed for borrowings of up to $14.0 million, with an accordion feature that allowed the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property was the only property included in the borrowing base. During the nine months ended September 30, 2013, the Operating Partnership used borrowings of $10.5 million drawn on the Predecessor Credit Facility to repay in full a mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million is included in loss of extinguishment of early debt in the condensed consolidated statement of operations for the nine months ended September 30, 2013. During the first quarter of 2013, the Operating Partnership borrowed an additional $2.5 million under the Predecessor Credit Facility, which was used for general corporate purposes. The Operating Partnership could elect whether interest on the option was calculated either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depending on the Company’s leverage ratio. As of December 31, 2013, the weighted average interest rate was 3.42%. In addition, the Operating Partnership paid a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of December 31, 2013, the commitment fee was 0.25%.

As of September 30, 2014, the Company’s indebtedness consists of the following:

	Outstanding Principal		Remaining
	Balance as of		Term in
Property	September 30, 2014	Interest Rate	Years
	(in thousands)
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	$6,654	4.48%	3.25
The Trails of Signal Mountain	8,169	4.92%	3.67
Westmont Commons	17,920	3.84%	8.25
Bridge Pointe	11,360	4.19%	8.50
The Pointe at Canyon Ridge	25,800	4.10%	10.67
St. James at Goose Creek	19,000	3.75%	8.75
Creekstone at RTP	23,250	3.88%	8.69
Talison Row at Daniel Island	33,635	4.06%	8.94
Millenia 700	25,000	3.83%	6.43
Fountains Southend	23,750	4.31%	9.35
Miller Creek	26,250	4.60%	9.36
Craig Ranch	21,200	3.78%	6.53
Wake Forest	18,625	3.94%	6.36
Aventine	21,000	3.70%	6.36
Brier Creek	16,250	3.70%	7.51
Total fixed rate secured indebtedness	297,863	4.03%	8.00

Variable Rate Secured Indebtedness
Revolver	47,000	2.69%	2.33
Total outstanding indebtedness	$344,863	3.85%	7.22

The scheduled maturities of outstanding indebtedness as of September 30, 2014 are as follows:

(in thousands)	Amount
Remainder of 2014	$110
2015	1,210
2016	1,976
2017	56,668
2018	11,467
Thereafter	273,432
$344,863

The weighted average interest rate on the indebtedness balance outstanding at September 30, 2014 and December 31, 2013 was 3.85% and 4.42%, respectively. The mortgages notes evidencing the fixed rate secured indebtedness may be prepaid subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balances as defined in the respective loan agreements.

NOTE E – INTANGIBLE ASSETS

The following table provides gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2014			As of December 31, 2013
	Gross	Accumulated	Net book	Gross	Accumulated	Net book
(in thousands)	amount	amortization	Value	amount	amortization	Value
Intangible assets - in place leases	$10,988	$(10,988)	$-	$7,401	$(6,757)	$644
Intangible assets - property tax abatement	1,015	(352)	663	1,015	(88)	927
	$12,003	$(11,340)	$663	$8,416	$(6,845)	$1,571

Amortization expense related to the in-place leases included in depreciation and amortization expense in the condensed consolidated statements of operations was $1.1 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $4.5 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Amortization expense pertaining to the tax abatement intangible asset of approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2014, respectively, is included in real estate taxes and insurance in the condensed consolidated statements of operations. There was no tax abatement amortization expense during the three and nine months ended September 30, 2013.

Estimated amortization expense for the next five years related to the tax abatement intangible asset is as follows:

(in thousands)	Amount
Remainder of 2014	$75
2015	274
2016	181
2017	102
2018	31
Thereafter	-
$663

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owns 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owns 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter (“Perimeter”). Perimeter is a multifamily apartment community located in Augusta, Georgia. The property contains 240 garden-style apartment units contained in ten three-story residential buildings located on approximately 13 acres of land. The Company, through its subsidiaries, acquired its interest in the JV in September 2010 for $3.8 million. The carrying value of this investment is $2.3 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the condensed consolidated financial information for this unconsolidated joint venture for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Total property revenue	$731	$692	$2,097	$2,072
Net income	$41	$(27)	$42	$83
Company share of income from unconsolidated joint venture activities	$20	$(13)	$21	$42

The JV follows GAAP and its accounting policies are similar to those of the Company. The Company shares in profits and losses of the JV in accordance with the JV operating agreement. The Company received cash distributions of $0.2 million for each of the nine months ended September 30, 2014 and 2013. No contributions were made during the nine months ended September 30, 2014 and 2013.

On September 30, 2014, the Company committed to a plan to sell its 50% membership interest in Perimeter by entering into a contract along with its joint venture partner to sell their respective 50% membership interests in that property to an unaffiliated third party for $26.0 million. The sale of Perimeter is expected to close prior to December 31, 2014 and result in a gain to the Company of approximately $1.2 million.

NOTE G—STOCKHOLDERS’ EQUITY

Common Stock Offerings

On January 16, 2014, the Company completed the Rights Offering, which consisted of an offering of 15,797,789 shares of common stock at $6.33 per share to the holders of subscription rights granted to the Company’s existing stockholders and the related transactions and a concurrent $50 million private placement (the "Private Placement") of shares of common stock to certain investment entities managed or advised by Senator Investment Group LP (collectively, "Senator") at $6.33 per share. In addition, Senator agreed to purchase all shares not purchased by holders of rights in the Rights Offering (the "Backstop Commitment"). Former executives of the Company agreed to purchase an aggregate of approximately $1.8 million of common stock in a private placement concurrently with the closing of the Rights Offering.

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

Dividends Declared

The following table summarizes the dividends declared and/or paid by the Company during the nine months ended September 30, 2014:

	Distributions Per	Total
	Share of Common	Dividend declared	Dividend	Dividend
	Stock/Common Unit	(in thousands)	Declared Date	Payable Date
2014
Third Quarter	$0.095	$3,711	August 12, 2014	October 15, 2014
Second Quarter	$0.095	$3,713	May 13, 2014	July 15, 2014
First Quarter	$0.095	$3,697	February 12, 2014	April 15, 2014

2013
Fourth Quarter	$0.095	$1,090	December 2, 2013	January 17, 2014

In addition, in connection with each dividend, the Company declared that all cumulative unpaid dividends on its Class A preferred stock through each declaration date were payable, as required by the terms of the Class A preferred stock in the Company’s charter, of which approximately $0.1 million remained payable as of September 30, 2014 and December 31, 2013.

There were no dividends in arrears as of September 30, 2014.

Class A Preferred Stock, Common OP Units and Contingent B Units

The following table presents the Company’s issued and outstanding Class A preferred stock, common OP units and Class B contingent units in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Optional
	Redemption	Annual	As of	As of
(in thousands, except share amounts)	Date	Dividend	September 30, 2014	December 31, 2013
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 309,130 shares outstanding at September 30, 2014 and December 31, 2013	June 2019	(1)	$26,855	$26,624

Common OP Units, 2,343,500 and 0 units outstanding at September 30, 2014 and December 31, 2013, respectively (4)	February 2015	(2)	$15,588	$-

Class B Contingent Units, 0 and 210,915 units outstanding at September 30, 2014 and December 31, 2013, respectively (4)	June 2015	(3)	$-	$17,657

(1)	Cumulative annual cash dividend at the rate of 1% of the liquidation preference per share, which increases to 2% on June 1, 2015 and 3% on June 1, 2016.
(2)	Dividend per common OP unit is the same as the dividend per share on the Company’s common stock.
(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit were to be ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 4.5% per annum of the stated value per Class B contingent unit ($1.125 per quarter) thereafter.
(4)	On February 23, 2014, 210,915 Class B contingent units were converted into 2,343,500 common OP units.

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

On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment community located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership on December 3, 2012. Consideration for the purchase included 100,000 shares of Class A preferred stock, plus an additional 35,804 shares of Class A preferred stock issued on March 14, 2013, for which a liability of $3.3 million was included in acquisition consideration payable in preferred stock as of December 31, 2012. The issued shares were not registered under the Securities Act, and are, therefore, subject to certain restrictions on transfer. Upon receipt of the final certificate of occupancy for the Development Property, the Company shall issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property, for which a liability for the contingent consideration of $0.3 million has been recorded in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The Class A preferred stock is redeemable, at the Company’s option, on or after the 7th anniversary of issuance. No shares of Class A preferred stock have been converted or redeemed as of September 30, 2014. On October 17, 2014, the Company executed and closed on an agreement with the holders of the Class A preferred stock to redeem all outstanding shares in exchange for the transfer of title to certain Land Investments of the Company plus a cash payment of $5.0 million (see Note M).

Common and Preferred OP Units, Contingent B Units

On February 23, 2014, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP converted all of the 210,915 Class B contingent units into 2,343,500 common units of limited partnership interest in the Operating Partnership. The common units are redeemable after February 23, 2015, at the Company’s option, for cash or shares of the Company’s common stock on a one-for-one basis.

The exchange of the common units for additional Class B contingent units on March 26, 2013 was accounted for as an extinguishment that reduced noncontrolling interest in the accompanying condensed consolidated balance sheets by approximately $8.2 million, that resulted in an increase of $8.2 million in net income attributable to common stockholders presented for the nine months ended September 30, 2013 in the accompanying condensed consolidated statement of operations. On February 8, 2013, the agreement of limited partnership for the Operating Partnership was amended and restated to combine the 98,304 Class B preferred units and the 98,304 Class C preferred units issued in the recapitalization into a single class of partnership units, designated as Class B contingent units, and to amend certain other terms. The Operating Partnership issued one Class B contingent unit for each outstanding Class C preferred unit and all remaining Class B preferred units became Class B contingent units, resulting in a total of 196,608 Class B contingent units.

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

NOTE H – MANAGEMENT TRANSITION EXPENSES AND STOCK-BASED COMPENSATION

Management Transition Expenses: Pursuant to the terms of a Separation Agreement and Release (the "Baumann Separation Agreement"), effective February 23, 2014, between Michael D. Baumann and the Company, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and as Chairman and a member of the Company's Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement provided for the accelerated vesting of 54,338 shares of unvested restricted stock and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares. The agreement also provided for the conversion of 210,915 Class B contingent units held by Mr. Baumann into 2,343,500 common units in the Operating Partnership, which resulted in a non-cash compensation expense of $2.5 million that has been included in management transition expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

Pursuant to the terms of a Separation Agreement and Release (the "Levin Separation Agreement"), effective March 18, 2014, between the Company and Mr. Levin, Mr. Levin resigned his employment as President and as Vice Chairman and a member of the Company’s Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, pursuant to the terms of the Levin Separation Agreement, Mr. Levin received approximately 375,000 fully vested shares of common stock in a private placement, of which he surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares. This resulted in a non-cash stock based compensation expense of $2.8 million which is included in management transition expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, certain other members of management resigned and received cash payments totaling $0.5 million, as well as accelerated vesting of an aggregate of 24,140 share of unvested restricted stock that was reduced by an aggregate of 6,491 shares to cover tax withholding obligations applicable to the vesting of the shares.

The Company also incurred legal and certain other expenses related to this management transition of $0.6 million for the nine months ended September 30, 2014.

As a result of the above, the Company recognized total expense of $9.3 million for the nine months ended September 30, 2014 which is included as management transition expenses in the accompanying condensed consolidated statements of operations.

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

Compensation expense associated with RSAs is based on the market price of the shares on the date of the grant, net of estimated forfeitures, and is amortized on a straight-line basis over the applicable vesting period (generally four years). The forfeiture rate is revised, as necessary, in subsequent periods if actual forfeiture experience exceeds prior expectations. As of September 30, 2014, the weighted-average forfeiture rate for the two grants under the 2013 EIP was 7.0%. Compensation expense associated with RSAs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million for each of the three and nine months ended September 30, 2013, is recorded in general and administrative expense in the condensed consolidated statement of operations

During the nine months ended September 30, 2014, a total of 118,857 shares vested and became unrestricted, of which 78,488 shares vested in connection with the resignation of a former executive officer and certain other members of management that was treated as a modification of stock-based awards, resulting in an additional charge of $0.5 million that is included in management transition expenses in the condensed consolidated statement of operations.

During the nine months ended September 30, 2013, 58,866 shares vested and became unrestricted in connection with the resignation of a former executive officer, which was treated as a modification of stock based awards, resulting in additional cost of $0.5 million, and is included in general and administrative expense in the condensed consolidated statement of operations. In addition, on September 30, 2013, 75,000 fully vested shares of common stock were granted to a former executive officer and the related grant date fair value of $0.5 million was included in general and administrative expense in the condensed consolidated statement of operations.

As of September 30, 2014, there was approximately $1.9 million of unrecognized compensation cost related to non-vested restricted stock granted under the 2013 EIP. This cost is expected to be recognized over a period of approximately 3.1 years.

Following is a summary of the RSAs granted, vested and forfeited to participants with the related weighted average grant value. Of the shares that vested during the nine months ended September 30, 2014, the Company withheld 30,381 shares to satisfy the tax obligations for those participants who elected this option, as permitted under the 2013 EIP.

	Nine Months Ended
	September 30, 2014		September 30, 2013
		Weighted		Weighted
		Average		Average
	Shares	Grant Value	Shares	Grant Value
Unvested shares, beginning of period	243,011	$9.80	-	$-
Granted	174,310	7.26	376,877	9.23
Vested	(118,857)	8.33	(133,866)	6.78
Forfeited	(43,395)	9.80	-	-
Unvested shares, end of period	255,069	$8.22	243,011	$9.80

In addition the Company issued 21,000 fully vested shares of common stock at a price of $10.00 per share in a private placement to its independent directors in lieu of 2013 director fees in connection with the Company’s public offering on May 16, 2013. A non-cash expense of $0.1 million and $0.2 million was recorded in general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively.

NOTE I—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of December 31, 2013 is comprised primarily of a $0.6 million promissory note which the Company acquired from one of the contributors of entities in the June 1, 2012 recapitalization. The note, which was due on demand, bore interest at 12% per annum. Accrued interest included in due from related parties was approximately $0.2 million as of December 31, 2013. The Company received payment in full during the nine months ended September 30, 2014.

NOTE J – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company. As of September 30, 2014, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have asbestos or other environmental related liabilities.

Other Contingencies: In the ordinary course of business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of September 30, 2014, the Company had non-refundable earnest money deposits of approximately $0.2 million included in prepaid expenses and other assets in the accompanying balance sheets. As of December 31, 2013, the Company had earnest money deposits of approximately $5.9 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $5.4 million was non-refundable.

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

The Company has provided for non-income based state and local taxes in the consolidated statement of operations for all periods presented. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions for the nine months ended September 30, 2014. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

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

Prior to January 1, 2014, the Company accounted for properties as discontinued operations when all of the criteria of ASC 360-45-9 were met. The results of operations and cash flows from discontinued operations are included in the Company’s accompanying condensed consolidated financial statements up to the date of disposition. Accordingly, prior period operating activity of such properties are classified as discontinued operations in the accompanying condensed financial statements for the three and nine months ended September 30, 2013.

Real estate assets held for sale or sold subsequent to January 1, 2014

The Company’s real estate assets held for sale as of or sold during the nine months ended September 30, 2014 included the following:

Property Name	Location	Date Sold
Operating Property
Post Oak	Louisville, Kentucky	July 11, 2014

Land Investments
Venetian	Fort Myers, Florida	Held for sale
Midlothian Town Center – East (“Midlothian”)	Midlothian, Virginia	Held for sale
The Estates at Maitland (“Maitland”)	Maitland, Florida	Held for sale
Millenia Phase II (“Millenia II”)	Orlando, Florida	Held for sale
Sunnyside	Panama City, Florida	Held for sale

Operating Property

In May 2014, the Company committed to a plan to actively market the Post Oak operating property and on July 11, 2014, the Company completed that sale. The net cash proceeds were approximately $7.8 million and the Company recognized a gain of approximately $0.4 million that is included in gain on sales of real estate assets within continuing operations on the condensed consolidated statement of operations for the three and nine months ended September 30, 2014.

Land Investments

In February 2014, the Company committed to a plan to actively market for sale the Venetian, Midlothian and Maitland Land Investments. Also, in March 2014, upon completion of foreclosure proceedings, the Company committed to a plan to actively market for sale the Sunnyside Land Investment (see also Note C).

On October 17, 2014, the Company executed and closed on an agreement with the holders of the Class A preferred stock to redeem all 309,130 shares outstanding in exchange for the transfer of title to all of the Company’s Land Investments except for the Midlothian Land Investment, in which the Company retained all rights and interests, plus a cash payment of $5.0 million. See Note M for additional disclosure regarding the Company’s redemption of all of the outstanding shares of the Company’s Class A preferred stock. As a result of this redemption transaction, the Company reclassified the Millenia II Land Investment as held for sale in the Company’s condensed consolidated balance sheet as of September 30, 2014.

The real estate assets held for sale and the other assets and liabilities related to real estate assets held for sale as of September 30, 2014 were as follows:

As of
(in thousands)	September 30, 2014
Real estate assets held for sale	$24,125
Other assets, primarily restricted cash	585
Total assets - real estate assets held for sale	$24,710

Liabilities related to real estate assets held for sale	$421

The Company’s income (loss) from real estate assets held for sale or sold which is included in income (loss) from continuing operations including gains on sales of real estate assets for the three and nine months ended September 30, 2014 and 2013 is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Total property revenues	$51	$283	$643	$863
Expenses:
Property expenses	30	204	352	491
Interest expense	-	96	31	207
Depreciation and amortization	-	87	120	253
Development and pursuit costs	96	-	243	-
Loss on early extinguishment of debt	-	-	177	-
Other expenses	-	60	15	95
Total expenses	126	447	938	1,046
Impairment associated with land holdings	(7,962)	-	(7,962)	(613)
Gain on sales of real estate assets	353	-	353	-
Loss from real estate assets held for sale	$(7,684)	$(164)	$(7,904)	$(796)

During the three and nine months ended September 30, 2014, the Company recorded an approximate $8.0 million charge for impairment of the values of four of the five Land Investments classified as held for sale as of September 30, 2014. This non-cash impairment charge was based upon fair value estimates determined from unobservable market inputs, such as (i) opinions of value from independent commercial brokers and (ii) purchase offers or bids from unrelated third parties, that the Company believes provide the best indication of the current liquidation value of the Land Investments given the Company’s intent to dispose of these Land Investments in connection with the transaction to redeem all of the Company’s outstanding shares of Class A preferred stock (see Note M). Approximately $0.7 million of this impairment charge was associated with the Midlothian Land Investment, in which the Company executed a non-binding contract for sale with an unrelated third party for $3.6 million on October 7, 2014 (see Note M).

Approximately $0.6 million of impairment was recorded in the second quarter of 2013 to write down the carrying value of the Maitland Land Investment. The non-cash impairment charge was determined based on an appraisal of the land which was determined to be the best indication of fair market value. The Maitland Land Investment is currently classified in real estate assets held for sale in the accompanying condensed consolidated balance sheets.

The Company had no real estate assets held for sale as of December 31, 2013.

Discontinued Operations prior to January 1, 2014

The Company’s discontinued operations during the nine months ended September 30, 2013 included the following:

Property Name	Location
Beckanna on Glenwood – “Beckanna”	Raleigh, North Carolina
Terrace at River Oaks – - “River Oaks”	San Antonio, Texas
Oak Reserve at Winter Park – “Oak Reserve”	Winter Park, Florida
Fontaine Woods – “Fontaine”	Chattanooga, Tennessee
The Estates at Mill Creek – “Mill Creek”	Buford, Georgia

In July 2013 and January 2013, the Company committed to a plan to actively market the River Oaks and Beckanna properties, respectively.

On June 12, 2013, the Company sold its 100% interest in Oak Reserve for $11.7 million. The decision to sell this property was made in January 2013. The sale resulted in a gain to the Company of approximately $0.5 million, which has been included in discontinued operations for the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, our discontinued operations included a Mill Creek post-closing purchased price adjustment of approximately $0.1 million attributable to an escrow deposit payment, which effectively decreased our gain on the 2012 sale of such operation property.

The following table provides a summary of selected operating results the properties classified as discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013:

	September 30, 2013
(in thousands)	Three Months Ended	Nine Months Ended

Total property revenues	$1,325	$5,115
Expenses:
Property expenses	1,162	3,429
Interest expense	234	1,450
Depreciation and amortization	-	440
Other expenses	9	46
Loss before gain from sale of rental property	(80)	(250)
Gain from sale of rental property	-	1,946
Income from operation of discontinued rental property, including gains/loss on disposals	$(80)	$1,696

The Company had no discontinued operations as of September 30, 2014.

NOTE M—SUBSEQUENT EVENTS

Redemption of Preferred A Stock

On October 17, 2014, the Company executed and closed on an agreement with the holders of the Class A preferred stock to redeem 100% of the outstanding 309,130 shares of Class A preferred stock in exchange for:

•	Assignment of all interests in the following Land Investments:

o	Maitland, with a current indicated value of $9.4 million;

o	Millenia II, with a current indicated value of $6.25 million; and

o	Venetian, with a current indicated value of $4.0 million.

•	Assignment of all interests in the Sunnyside land parcel, with a current indicated value of $1.5 million;

•	Cash payment of $5.0 million.

Contract for Sale – Midlothian Land Parcel

On October 7, 2014, the Company entered into a non-binding agreement with a third party to purchase the Company’s undivided interest in the Midlothian land parcel for $3.6 million. This agreement is subject to customary terms for similar transactions, including a period of examination during which the agreement could be cancelled by the Company or the purchaser, and would be expected to close during the second half of 2015.

Credit Agreement Amendment

On October 16, 2014, the Company and the Operating Partnership executed a Fourth Amendment to the Credit Agreement to modify certain terms and conditions in the Revolver related to the weighting of the borrowing base properties value with any one geographic area and to reduce the required minimum tangible net worth to $123.0 million plus 75% of the net proceeds of any equity issuances by the Operating Partnership or any of its subsidiaries.

Strategic Alternatives Review

On November 3, 2014, the Company’s Board of Directors announced it would undertake a review of strategic alternatives to enhance shareholder value and has retained J.P. Morgan Securities LLC as its financial advisor and Morrison & Foerster LLP as its legal advisor during this process. This review will include, among other alternatives, a sale, merger, acquisition or other form of business combination, or a sale or acquisition of assets, or a debt or equity recapitalization.  However, the Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no set timetable for completion of this strategic review process.  There can be no assurance that the exploration of strategic alternatives will result in the completion of any transaction or other alternative.

Separation Agreement with Company Officer

Pursuant to the terms of a Separation Agreement and Release (the “Separation Agreement”), effective November 3, 2014, between Ryan Hanks and the Company, Mr. Hanks resigned his employment as Chief Investment Officer of the Company. In consideration of a mutual release of claims against the Company and certain other agreements and covenants, the vesting of 75,142 shares of unvested restricted stock held by Mr. Hanks will be accelerated.  The number of shares to be delivered to Mr. Hanks is subject to reduction to cover any amount for federal, state, local or foreign taxes required to be withheld pursuant to any applicable law or regulation.  Pursuant to the Separation Agreement, Mr. Hanks has agreed to make himself available to the Company in a consulting capacity at no cost (other than reasonable expense reimbursement) until the earlier of November 3, 2015 and the occurrence of a Change in Control (as defined in the Company’s 2013 EIP).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”) and Trade Street Operating Partnership, LP (“TSOP”). A wholly owned subsidiary of TSRE, Trade Street OP GP, LLC is the sole general partner of TSOP. As of September 30, 2014, TSRE owned a 94.0% limited partner interest in TSOP. TSRE conducts all of its business and owns all of its properties through TSOP and TSOP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and TSOP together, as well as TSOP’s subsidiaries.

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2013, which is accessible on the Securities and Exchange Commission (the “SEC”) website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

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

One of our core focuses during 2014 has been to strengthen our balance sheet and simplify our capital structure to (i) allow financial and operational flexibility and (ii) recycle capital through strategic acquisitions and dispositions of undeveloped land and older operating properties within our portfolio. In that regard, on July 11, 2014, we completed the sale of Post Oak, a 126-unit apartment community located in Louisville, Kentucky. Net cash proceeds from this sale were $7.8 million and we recognized a gain within continuing operations of approximately $0.4 million.

On October 17, 2014, we executed and closed on an agreement with the holders of the Class A preferred stock to redeem 100% of the outstanding 309,130 shares of our Class A preferred stock in exchange for:

•	Assignment of all interests in the following Land Investments:
o	The Estates at Maitland (“Maitland”), with a current indicated value of $9.4 million;

o	Millenia Phase II (“Millenia II”), with a current indicated value of $6.25 million; and

o	Venetian, with a current indicated value of $4.0 million.

•	Assignment of all interests in the Sunnyside land parcel, with a current indicated value of $1.5 million;

•	Cash payment of $5.0 million.

On October 7, 2014, we entered into a non-binding agreement with a third party to purchase our undivided interest in the Midlothian Town Center East (“Midlothian”) land parcel for $3.6 million. This agreement is subject to customary conditions terms for similar transactions, including a period of examination during which the agreement could be cancelled by us or the purchaser, and is expected to close during the second half of 2015.

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

Our Properties

As of September 30, 2014, our portfolio primarily consisted of an aggregate of 5,129 apartment units located in 20 operating properties, of which 19 were wholly-owned and one was owned through an unconsolidated joint venture in which we have a 50% interest as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)

The Pointe at Canyon Ridge	Sandy Springs, GA	1986/2007	09/18/08	494	920	94.8%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	96.6%
The Estates at Perimeter (3)	Augusta, GA	2007	09/01/10	240	1,109	95.4%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	95.6%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	97.9%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	95.1%
Fox Trails	Plano, TX	1981	12/06/11	286	960	96.3%
Millenia 700	Orlando, FL	2012	12/03/12	297	952	96.2%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	97.3%
Bridge Pointe	Huntsville, AL	2002	03/04/13	178	1,047	97.9%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	95.7%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	96.3%
Talison Row at Daniel Island	Charleston, SC	2013	08/26/13	274	989	92.4%
Fountains Southend	Charlotte, NC	2013	09/24/13	208	844	96.9%
The Estates at Wake Forest	Wake Forest, NC	2013	01/21/14	288	1,047	85.3%
Miller Creek at Germantown	Memphis, TN	2012/2013	01/21/14	330	1,049	97.4%
The Aventine Greenville	Greenville, SC	2013	02/06/14	346	961	93.3%
Waterstone at Brier Creek	Raleigh, NC	2013/2014	03/10/14	232	1,137	85.7%
Avenues at Craig Ranch	McKinney, TX	2013	03/18/14	334	1,006	93.9%
Waterstone at Big Creek	Alpharetta, GA	2013	04/07/14	270	1,131	98.4%

Total / Weighted Average				5,129	1,013	94.8%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy for the three months ended September 30, 2014 represents the average occupancy of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	We own a 50% interest in this apartment community through an unconsolidated joint venture. Our interest in this joint venture was classified as held for sale at September 30, 2014, as a result of executing a contract for sale on that date that is anticipated to close prior to the end of 2014. While we do have a definitive agreement to sell our 50% interest of this joint venture investment, closing is subject to certain conditions and, as such, we can provide no assurance that this closing will occur on the terms we anticipate or at all.

For the three months ended September 30, 2014, the weighted average monthly rent and monthly effective rent per occupied unit for operating properties was $1,007 and $994, respectively. Average monthly rent is market rent after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt during the period. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month during the period divided by the total number of occupied units each month during the period. Discounts include concessions, discounted employee units and model units. Operating properties acquired during the period are not included in these per unit results.

Our Land Investments consist of the parcels described in the table below.

Property Name	Location	Potential Use	Acreage
Venetian (1)	Fort Myers, FL	Apartments	23.0
Midlothian (2)	Midlothian, VA	Apartments	8.4
Maitland (3)	Maitland, FL	Apartments	6.1
Millenia II (4)	Orlando, FL	Apartments	7.0
Sunnyside (5)	Panama City, FL	Apartments	22.0

(1)	Venetian was acquired from an insolvent developer after construction began. The site currently has improvements, including a partially completed clubhouse, building pads, roads and utilities. The net book value of this property as of September 30, 2014 was approximately $4.0 million. In February 2014, we reclassified Venetian as real estate assets held for sale.
(2)	Midlothian is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure. The net book value of this property as of September 30, 2014 was approximately $3.5 million. In February 2014, we reclassified Midlothian to real estate assets held for sale. On October 7, 2014, we entered into a non-binding agreement with a third party to purchase our undivided interest in the Midlothian land parcel for $3.6 million. This agreement is subject to customary terms for similar transactions, including a period of examination during which the agreement could be cancelled by either party and is expected to close during the second half of 2015.
(3)	Maitland is currently approved for a maximum of 330 apartment units and 20,000 square feet of retail space. The City of Maitland, Florida changed its zoning code allowing a higher density in May 2012. The municipal development agreement is currently being modified to include 416 units and 10,000 square feet of retail space. The net book value of this property as of September 30, 2014 was approximately $9.0 million. In February 2014, we reclassified Maitland to real estate assets held for sale.
(4)	Millenia II is currently approved for 403 apartment units and 10,000 square feet of retail space. The net book value of this property as of September 30, 2014 was approximately $6.2 million. In September 2014, we reclassified Millenia II to real estate held for sale.
(5)	Sunnyside is currently undeveloped land permitted for 212 apartment units and 20,000 square feet of retail space. The net book value of this property as of September 30, 2014 was approximately $1.5 million. On March 10, 2014, we completed foreclosure proceedings, obtained title to the Sunnyside asset and reclassified Sunnyside to real estate assets held for sale.

During the three and nine months ended September 30, 2014, we recorded an approximate $8.0 million charge for impairment of the values of four of the five Land Investments classified as held for sale as of September 30, 2014. This non-cash impairment charge was based upon fair value estimates determined from unobservable market inputs, such as (i) opinions of value from independent commercial brokers and (ii) purchase offers or bids from unrelated third parties, that we believe provides the best indication of the current liquidation value of the Land Investments given our intent to dispose of these Land Investments in connection with the transaction to redeem all of our outstanding shares of Class A preferred stock. Approximately $0.7 million of this impairment charge was associated with the Midlothian Land Investment, on which we executed a non-binding contract for sale with an unrelated third party for $3.6 million on October 7, 2014.

Summary Results of Operations

The following discussion of results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the Condensed Consolidated Statements of Operations of the Company and the related notes thereto included in Item 1 of this Form 10-Q.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2013 through September 30, 2014. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three and nine months ended September 30, 2014 and 2013, the same store properties included operating properties owned since January 1, 2013, excluding operating properties disposed of during the three and nine months ended September 30, 2014 and 2013 (see below). No operating properties owned since January 1, 2013 were under construction or undergoing redevelopment and, as a result, no operating properties owned since January 1, 2013 were excluded from the same store portfolio.

For the three months ended September 30, 2014, we reported net loss attributable to common stockholders of ($9.1) million, compared with net income attributable to common stockholders of $1.4 million for the prior year period. For the nine months ended September 30, 2014, we reported net loss attributable to common stockholders of ($28.3) million, compared with net income attributable to common stockholders of $4.1 million in the prior year period.

The principal factors that impacted our results from continuing operations for the three months ended September 30, 2014 as compared to the same period of the prior year were:

•	Increases in same-store revenues of $0.2 million, or 3.6%, and net operating income of $0.1 million, or 2.2%;
•	Increases in revenue and net operating income of $7.3 million and $4.3 million, respectively, from eight operating properties acquired since August 2013;
•	a $1.2 million decrease in general and administrative expenses associated with reductions in long-term incentive compensation and travel expenses;
•	a $1.2 million increase in interest expense associated with increased indebtedness used to partially fund the acquisition of the eight operating properties acquired since August 2013;
•	a $1.6 million increase in depreciation and amortization expense due to the additional eight operating properties acquired since August 2013;
•	an $8.0 million charge for impairment of the values of four of the five Land Investments owned by the Company which have been classified as held for sale due to the closing of our the transaction to redeem all of our outstanding shares of Class A preferred stock on October 17, 2014; and
•	The prior year period also included a $6.9 million bargain purchase gain from the acquisition of an operating property. There was no similar gain recognized in the current year.

In addition to the factors described above, the principal factors that impacted our results from continuing operations for the nine months ended September 30, 2014 were:

•	Increases in same-store revenues of $0.8 million, or 5.0%, and net operating income of $0.3 million, or 3.7%;
•	Increases in revenue and net operating income of $21.1 million and $12.0 million, respectively, from eleven operating properties acquired since March 2013;
•	The $9.3 million management transition expenses related to the resignation of certain executive officers and other members of management during the first half of 2014;
•	a $3.5 million increase in interest expense associated with increased indebtedness used to partially fund the acquisition of eleven operating properties acquired since March 2013;
•	a $6.9 million increase in depreciation and amortization expense due to the eleven operating properties acquired since March 2013;
•	a $0.7 million increase in the costs to acquire operating properties; and
•	a $0.5 million increase in loss from early extinguishment of debt associated with refinancing of certain of the operating properties.

RESULTS OF OPERATIONS

Comparison of three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013

Below are the results of operations for the three and nine months ended September 30 2014 and 2013. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2013 through September 30, 2014. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations, real estate taxes and insurance.

		Three Months Ended				Nine Months Ended
	Apartment	September 30,		Change		September 30,		Change
(dollars in thousands)	Units	2014	2013	$	%	2014	2013	$	%

Property Revenues
Same Store (8 properties)	1,929	$5,410	$5,221	$189	3.6%	$15,939	$15,184	$755	5.0%
Non Same Store (11 properties)	2,960	9,845	2,523	7,322	290.2%	24,785	3,694	21,091	571.0%
Other (1 property)	-	51	283	(232)	(82.0)%	645	871	(226)	(25.9)%

Total property revenues	4,889	$15,306	$8,027	$7,279	90.7%	$41,369	$19,749	$21,620	109.5%

Property Expenses
Same Store (8 properties)	1,929	$2,475	$2,348	$(127)	(5.4)%	$7,305	$6,860	$(445)	(6.5)%
Non Same Store (11 properties)	2,960	3,949	1,046	(2,903)	(277.5)%	10,675	1,616	(9,059)	(560.6)%
Other (1 property)	-	27	164	137	83.5%	361	452	91	20.1%

Total property expenses	4,889	$6,451	$3,558	$(2,893)	(81.3)%	$18,341	$8,928	$(9,413)	(105.4)%

Same Store Properties—Property Revenues and Property Expenses

Same store property revenues increased approximately $0.2 million, or 3.6%, for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to a 4.0% increase in average rental rates. Same store property revenues increased approximately $0.8 million, or 5.0%, for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase of $0.5 million as a result of a 3.2% increase in average rental rates, an increase of $0.2 million as the result of a 90 basis point increase in average occupancy and an increase of $0.1 million in other property revenues.

Same store property expenses increased approximately $0.1 million, or 5.4%, for the three months ended September 30, 2014 as compared to the same period in 2013 primarily a result of $0.1 million increase in property taxes. Same store property expenses increased approximately $0.3 million, or 4.9%, for the nine months ended September 30, 2014 as compared to the same period in 2013 after adjusting for the benefit of a $0.1 million 2012 property tax settlement received in the prior year period. This increase was primarily a result of a $0.1 million increase in property taxes, $0.1 million in weather-related expenses, and increased utilities and make ready/turnover expenses during the nine months ended September 30, 2014.

Non-Same Store Properties—Property Revenues and Property Expenses

Property revenues and expenses for our non-same store properties increased significantly due to the acquisition of five operating properties during 2013 and the acquisition of six operating properties in 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Property revenues and expense classified as other for the periods presented are primarily associated with the Post Oak community that we sold during the quarter ended September 30, 2014.

Other Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%

General and administrative	$1,943	$3,099	$1,156	37.3%	$6,356	$6,482	$126	1.9%
Management transition expenses	$-	$-	$-	-	$9,291	$-	$(9,291)	*
Interest expense	$3,381	$2,210	$(1,171)	(53.0)%	$9,572	$6,110	$(3,462)	(56.7)%
Depreciation and amortization	$4,922	$3,312	$(1,610)	(48.6)%	$15,389	$8,479	$(6,910)	(81.5)%
Development and pursuit costs	$217	$52	$(165)	(317.3)%	$356	$67	$(289)	(431.3)%
Acquisition costs	$-	$472	$472	100.0%	$1,641	$916	$(725)	(79.1)%
Amortization of deferred financing costs	$236	$275	$39	14.2%	$788	$994	$206	20.7%
Loss on early extinguishment of debt	$-	$-	$-	-	$1,629	$1,146	$(483)	(42.1)%
* Not a meaningful percentage.

General and administrative expense decreased approximately $1.2 million, or 37.3%, for the three months ended September 30, 2014 as compared to the same period of 2013 primarily due to a $1.0 million decrease in short- and long-term incentive compensation and a $0.2 million decrease in travel expenses. For the nine months ended September 30, 2014, general and administrative expense decreased $0.1 million, or 1.9%, primarily due the net impact of decreases in short- and long-term incentive compensation ($0.4 million) and travel expenses ($0.4 million), which were partially offset by increases in legal and contract staff costs incurred during the transition of management ($0.2 million), information technology and software licensing costs ($0.2 million), costs associated with operating as a public company ($0.2 million) and franchise taxes due to property acquisitions in Texas and Tennessee ($0.1 million).

Management transition expenses for the nine months ended September 30, 2014 of approximately $9.3 million are associated with the restructuring of our management team of which approximately $3.5 million was paid in cash, $3.3 million was paid in shares of our common stock, and $2.5 million was charged relating to the conversion of Class B contingent units into common operating partnership units.

Interest expense increased approximately $1.2 million, or 53.0%, for the three months ended September 30, 2014, substantially due to the increase in debt as a result of the aforementioned acquisition of five operating properties during 2013 and the acquisition of six properties completed during 2014. Interest expense increased approximately $3.5 million, or 56.7%, for the nine months ended September 30, 2014, substantially due to the increase in debt as a result of the aforementioned eleven acquisitions completed since March 2013.

Depreciation and amortization expense for the three months ended September 30, 2014 increased approximately $1.6 million, or 48.6%, as compared to the same period in 2013. This increase was primarily due to the aforementioned ten acquisitions completed since May 2013. Depreciation and amortization expense for the nine months ended September 30, 2014 increased approximately $6.9 million, or 81.5%, as compared to the same period in 2013. This increase was primarily due to the aforementioned eleven acquisitions completed since March 2013.

Acquisition expenses are charged to expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For the three months ended September 30, 2013, acquisition expenses were approximately $0.5 million, primarily due to costs incurred in the acquisition of Talison Row at Daniel Island and Fountains Southend. No acquisition expenses were recorded in the three months ended September 30, 2014. For the nine months ended September 30, 2014, acquisition expenses were approximately $1.7 million, primarily due to costs incurred in the acquisition of Miller Creek, Wake Forrest, Aventine, Brier Creek, Craig Ranch and Big Creek. For the nine months ended September 30, 2013, acquisition expenses were approximately $0.9 million, primarily due to costs incurred in the acquisition of Bridge Pointe, Creekstone, St. James, Talison Row at Daniel Island and Fountains Southend.

Amortization of deferred financing costs decreased approximately $0.2 million for the nine months ended September 30, 2014 as compared to the same periods in 2013. The decrease was primarily due to the refinancing of debt on Millenia 700 and The Pointe at Canyon Ridge, which are amortized over a longer period than the previous debt.

Loss on early extinguishment of debt for the nine months ended September 30, 2014 includes prepayment penalties and write-off of unamortized deferred loan costs related to the refinancing of a bridge loan for Southend, refinancing of the mortgage note payable for Millenia 700 and the pay down in full of indebtedness on Fox Trails, Mercé Apartments and our former Post Oak Property. Loss on extinguishment of debt for the nine months ended September 30, 2013 includes the early prepayment penalties related to the refinancing of the bridge loan for The Point at Canyon Ridge as well as the refinancing of debt on Arbor River Oaks.

Other Income and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%

Other income	$1	$26	$(25)	*	$45	$70	$(25)	35.7%
Impairment associated with land holdings	$(7,962)	$-	$(7,962)	*	$(7,962)	$(613)	$(7,349)	*
Gain on sales of real estate assets	$353	$-	$353	*	$353	$-	$353	*
Gain on bargain purchase	$-	$6,900	$(6,900)	*	$-	$6,900	$(6,900)	*
Income from operation of discontinued rental property including gains/losses on disposals	$-	$(80)	$80	*	$-	$1,696	$(1,696)	*
(Income) loss allocated to noncontrolling interest holders	$566	$(258)	$(824)	319.4%	$1,907	$911	$(996)	(109.3)%

* Not a meaningful percentage.

During the three and nine months ended September 30, 2014, we recorded an approximate $8.0 million charge for impairment of the values of four of the five Land Investments classified as held for sale as of September 30, 2014. This non-cash impairment charge was based upon fair value estimates determined from unobservable market inputs, such as (i) opinions of value from independent commercial brokers and (ii) purchase offers or bids from unrelated third parties, that we believe provides the best indication of the current liquidation value of the Land Investments given our intent to dispose of these Land Investments in connection with the transaction to redeem all of our outstanding shares of Class A preferred stock. Approximately $0.7 million of this impairment charge was associated with the Midlothian Land Investment, on which we executed a non-binding contract for sale with an unrelated third party for $3.6 million on October 7, 2014.

Approximately $0.6 million of impairment associated with land holdings was recorded during the nine months ended September 30, 2013 to write down the carrying value of the Maitland Land Investment. Maitland is classified as real estate assets held for sale in the accompanying condensed consolidated balance sheet. The impairment charge was based on an appraisal of the land which was determined to be the best indication of fair market value.

Gain on sales of real estate assets for the both the three and nine months ended September 30, 2013 represents a gain recorded on the Post Oak community that we sold during the quarter ended September 30, 2014. There was no comparable gain recorded in the three and nine months ended September 30, 2013.

Gain on bargain purchase for the both the three and nine months ended September 30, 2013 represents a gain recorded on the acquisition of Fountains Southend. We placed the property under contract for a purchase price of $34.0 million in December 2012 while the property was early in the construction period. As a result of the strong leasing market in the Charlotte, North Carolina market and the compression in multi-family capitalization rates during construction and lease-up, the property appraised for $40.9 million at closing on September 24, 2013 resulting in the bargain purchase gain. There was no comparable gain recorded in the three and nine months ended September 30, 2014.

Income from operations of discontinued rental property for the three months ended September 30, 2013 includes primarily the operating results for discontinued rental properties. Income from operations of discontinued rental property including gains/losses on disposals for the nine months ended September 30, 2013 includes primarily the sale of Fontaine Woods on March 1, 2013 (approximately $1.6 million) and the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million). The 2013 gain was offset by $0.1 million for payments from escrow during the nine months ended September 30, 2013 related to the sale of Mill Creek property in the fourth quarter of 2012. The properties included in discontinued operations were all sold during 2013.

(Income) loss allocated to noncontrolling interests for the above periods primarily represents the noncontrolling interest in our Operating Partnership. The proportionate allocation of loss to noncontrolling interest as a percentage decreased during the nine months ended September 30, 2014 as compared to the same period in 2013 due to the conversion of 210,915 Class B contingent units into 2,343,500 OP units.

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

The following table sets forth a reconciliation of FFO and Core FFO for the periods presented to net income (loss) attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2014	2013	2014	2013

Net income (loss) attributable to common stockholders	$(9,086)	$1,360	$(28,279)	$4,121

Adjustments related to earnings per share computation (1)	(14)	1	(44)	(9,224)
Impairment associated with land holdings	7,484	-	7,448	507
Real estate depreciation and amortization - continuing operations	4,709	2,858	14,642	7,015
Real estate depreciation and amortization - discontinued operations	-	-	-	364
Real estate depreciation and amortization - unconsolidated joint venture	96	80	283	239
Gain on bargain purchase	-	(5,954)	-	(5,709)
Gains on sales of real estate assets	(332)	-	(330)	(1,610)

Funds from operations attributable to common stockholders (2)	$2,857	$(1,655)	$(6,280)	$(4,297)

Management transition expenses	-	-	8,691	-
Acquisition costs	-	407	1,535	758
Loss on early extinguishment of debt	-	-	1,524	955
Non-cash straight-line adjustment for ground lease expenses	-	89	-	256
Non-cash stock awards	122	1,076	292	1,191
Non-cash accretion of preferred stock and units	156	156	462	495
Core funds from operations attributable to common stockholders (2)	$3,135	$73	$6,224	$(642)

Per share data
Funds from operations - diluted	$0.08	$(0.15)	$(0.18)	$(0.53)
Core funds from operations - diluted	$0.09	$0.01	$0.18	$(0.08)

Weighted average common shares outstanding - diluted(3)(4)	36,723	11,394	35,133	8,082

(1)	See Notes B and G to the accompanying Condensed Consolidated Financial Statements.
(2)	Individual line items included in the computations are net of noncontrolling interests and include results from discontinued operations where applicable.
(3)	Includes non-vested portion of restricted stock awards.
(4)	The calculations of funds from operations and core funds from operations are reflected net of noncontrolling interests. Accordingly, noncontrolling interests represented by 2,344 Operating Partnership common units during the three and nine months ended September 30, 2014 and 2013 are not included in the determination of diluted weighted-average common shares outstanding. If these calculations had considered noncontrolling interests and the 2,344 common units had been included as part of diluted weighted-average shares outstanding, there would have been no impact on the per share amounts of funds from operations or core funds from operations.

Net Operating Income

We believe that net operating income (“NOI”) is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties as it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. In addition, results for three and nine months ended September 30, 2014 and 2013 represent continuing operations and; therefore, exclude NOI from discontinued operations (Oak Reserve at Winter Park, The Beckanna on Glenwood, Fontaine Woods, Terrace at River Oaks and Estates of Mill Creek).

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2014	2013	2014	2013
Net Operating Income (1)
Same Store (8 properties)	$2,935	$2,873	$8,634	$8,324
Non Same Store (11 properties)	5,896	1,477	14,110	2,078
Other (1 property)	24	119	284	419
Total property net operating income	$8,855	$4,469	$23,028	$10,821

Reconciliation of NOI to GAAP Net Income (Loss)

Total property net operating income	$8,855	$4,469	$23,028	$10,821
Other income	1	26	45	70
Gains on sales of real estate assets	353	-	353	-
Gain on bargain purchase	-	6,900	-	6,900
Depreciation and amortization	(4,922)	(3,312)	(15,389)	(8,479)
Development and pursuit costs	(217)	(52)	(356)	(67)
Interest expense	(3,381)	(2,210)	(9,572)	(6,110)
Amortization of deferred financing costs	(236)	(275)	(788)	(994)
Loss on early extinguishment of debt	-	-	(1,629)	(1,146)
General and administrative	(1,943)	(3,099)	(6,356)	(6,482)
Management transition expenses	-	-	(9,291)	-
Impairment associated with land holdings	(7,962)	-	(7,962)	(613)
Acquisition costs	-	(472)	(1,641)	(916)
Income (loss) from unconsolidated joint venture	20	(13)	21	42
Income (loss) from continuing operations	(9,432)	1,962	(29,537)	(6,974)
Discontinued operations	-	(80)	-	1,696
Net income (loss)	(9,432)	1,882	(29,537)	(5,278)
(Income) loss allocated to noncontrolling interests	566	(258)	1,907	911
Adjustments related to earnings per share computation (1)	(220)	(264)	(649)	8,488
Income (loss) attributable to common stockholders	$(9,086)	$1,360	$(28,279)	$4,121

(1)	See Notes B and G to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of September 30, 2014, our outstanding indebtedness was $344.9 million, which is comprised of $297.9 million of mortgage indebtedness secured by our properties and $47.0 million of borrowings under our Revolver.

Factors which could increase or decrease our future liquidity include, but are not limited to, access to and volatility in capital and credit markets; sources of financing; our ability to complete asset purchases, sales or developments; and the effect our debt level and changes in credit ratings could have on our cost of funds.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our Revolver, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of certain properties, and net proceeds from offerings of our securities. As of September 30, 2014, we had $16.7 million of available cash on hand, and $11.1 million available for future borrowings under the Revolver that can be used for general corporate purposes.

As of the date of this Quarterly Report, we had approximately $11.6 million of available cash on hand and approximately $11.1 million available for future borrowings under the Revolver that can be used for acquisition and general corporate purposes.

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

Secured Revolving Credit Facility

On January 31, 2014, we and the Operating Partnership entered into a Revolver with Regions Bank as Lead Arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75.0 million commitment with an accordion feature allowing us to increase borrowing capacity to $250.0 million subject to certain approvals and meeting certain criteria. The Revolver has an initial three-year term that can be extended at our option for up to two, one-year periods and has a variable interest rate of LIBOR, as defined in the agreement, plus a margin of 175 basis points to 275 basis points, depending on our consolidated leverage ratio. As of September 30, 2014, the weighted average interest rate was approximately 2.69%.

The Revolver is guaranteed by us and certain of our subsidiaries and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the loan documents. Availability under the Revolver is permitted up to sixty-five percent (65%) of the value of the Borrowing Base subject to the limitations set forth in the loan documents. The loan documents contain customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common shares, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the loan documents require us to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $158.0 million plus 75.0% of the net proceeds of any equity issuances effected at any time after September 30, 2013 by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;
•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than (i)1.3 to 1.0 from the effective date of the loan documents to and including March 31, 2014, (ii) 1.4 to 1.0 from April 1, 2014 to and including June 30, 2014, and (iii) 1.5 to 1.0 from July 1, 2014 and at all times thereafter;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the loan documents; and
•	restrictions on certain dividend and cash distributions.

We were in compliance with all applicable covenants, including these financial covenants, at September 30, 2014.

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

On April 7, 2014, we entered into a second amendment to our Revolver and an Accession Agreement with the participating banks in the Revolver to modify certain terms and conditions of the Revolver related to the additions of new borrowing base properties. Also, on April 7, 2014, we drew $37.0 million from the Revolver to complete the purchase of Big Creek. During the nine months ended September 30, 2014, we repaid $17.0 million under the Revolver.

On August 5, 2014, the Company and the Operating Partnership executed a Third Amendment to the Credit Agreement to modify certain terms and conditions of the Revolver related to cash dividends paid by us for any fiscal year ending after December 31, 2014 shall not exceed the greater of (i) the amount required to be distributed for us to remain in compliance with REIT status or (ii) 95.0% of our Funds From Operations for such period.

On October 16, 2014, we and the Operating Partnership executed a Fourth Amendment to the Credit Agreement to modify certain terms and conditions in the Revolver related to the weighting of the borrowing base properties value with any one geographic area and to reduce the required minimum tangible net worth to $123.0 million, plus 75.0% of the net proceeds of any equity issuances by the Operating Partnership or any of its subsidiaries.

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

Dividend Declared

On August 12, 2014, the Board approved a dividend in the amount of $0.095 per share, payable to holders of record of shares of common stock as of September 30, 2014. The dividend was subsequently paid on October 15, 2014, and we paid equivalent amounts per unit to holders of the common units in the operating partnership. The total amount distributed was approximately $3.7 million.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to stockholders on an annual basis. We expect that these needs will be met from cash generated from operations and other sources, including proceeds from secured mortgage and unsecured indebtedness, proceeds from additional equity issuances, cash generated from the sale of property and the formation of joint ventures

Redemption of Class A Preferred Stock

On October 17, 2014, we executed and closed on an agreement with the holders of the Class A preferred stock to redeem 100% of the outstanding 309,130 shares of our Class A preferred stock in exchange for:

•	Assignment of all interests in the following Land Investments:

o	Maitland, with a current indicated value of $9.4 million;
o	Millenia II, with a current indicated value of $6.25 million; and
o	Venetian, with a current indicated value of $4.0 million.

•	Assignment of all interests in the Sunnyside land parcel, with a current indicated value of $1.5 million; and
•	Cash payment of $5.0 million.

Acquisition of Big Creek Phase II

As of September 30, 2014, we are party to an agreement to purchase an additional 100 units adjacent to our Waterstone at Big Creek community for $15.0 million for which a $0.2 million nonrefundable deposit has been paid by us. The closing of this acquisition is expected during the first quarter of 2015.

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

Cash Flows Summary

Below is a summary of our recent cash flow activity:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Sources (uses) of cash and cash equivalents:
Operating activities	$11,567	$(927)
Investing activities	(129,747)	(59,443)
Financing activities	125,856	62,266
Net change in cash and cash equivalents	$7,676	$1,896

Cash Flows for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Operating Activities

Net cash provided by operating activities increased $12.5 million to $11.6 million for the nine months ended September 30, 2014 compared to approximately $0.9 million net cash used in operating activities for the nine months ended September 30, 2013. This increase was primarily the result of a $12.5 million increase in net operating income primarily associated with our operating communities, a $7.3 million reduction in from prepaid expenses and other assets, primarily from applying deposits to acquisitions and deferred offering costs, a $1.1 million reduction in restricted cash, a $1.4 million increase in accounts payable and other accrued expenses, and a $0.2 million increase in security deposits. Partially offsetting these cash flow benefits is $3.5 million in cash expenditures associated with the restructuring of management, a $0.7 million increase in net cash paid for acquisition costs, a $3.8 million increase in net interest payments, a $0.9 million increase in general and administrative expenses, a $0.3 million increase in development and pursuit costs and $0.7 million reduction in net cash provided by discontinued operations.

Investing Activities

Net cash used in investing activities was approximately $129.7 million during the nine months ended September 30, 2014 compared to approximately $59.4 million net cash used in investing activities during the nine months ended September 30, 2013. The increase in net cash used in investing activities was primarily the result of the use of approximately $135.1 million during the nine months ended September 30, 2014 for the acquisition of six properties compared to the use of approximately $62.2 million during the nine months ended September 30, 2013 for the acquisition of five properties. Additions from property capital expenditures during the nine months ended September 30, 2014 totaled $2.5 million as compared to $1.8 million in the comparable prior year period and $1.5 million of cash paid was for the acquisition of a mortgage loan receivable during the nine months ended September 30, 2013. Partially offsetting the cash used in investing activities during the nine months ended September 30, 2014 is approximately $7.8 million of net proceeds from the sale of an operating property included in continued operations and $5.7 million from the sale of two operating properties included in discontinued operations during the comparable prior year period.

Financing Activities

Net cash provided by financing activities was approximately $125.9 million during the nine months ended September 30, 2014 compared to approximately $62.3 million net cash provided by financing activities during the nine months ended September 30, 2013. The increase in net cash provided by financing activities was primarily due to $92.7 million of additional net proceeds from the issuance of our common stock, net of offering costs, a $85.8 million increase in proceeds from indebtedness, a $0.7 million reduction in related parties receivable, a $0.3 million reduction in prepayment fees for early extinguishment of debt, a $3.7 million reduction in payments for redemption of noncontrolling interest, and a $4.1 million reduction in net cash used in discontinued operations. Partially offsetting the cash provided by financing activities is $103.0 million increase in debt repayment, a $1.2 million increase in payment of deferred loan costs, a $5.5 million increase in distributions to stockholders and unit holders, and cash payments of $1.0 million to cover withholding taxes related to restricted shares vested during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. On September 30, 2014, we entered into an agreement to sell our 50% joint venture interest in one operating property, which we account for under the equity method as we exercise significant influence over, but do not control, the investee.

Income Taxes

No provision has been made for income taxes since all of our operations are held in pass-through entities and accordingly the income or loss of the company is included in the individual income tax returns of the partners or members.

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

Critical Accounting Policies

Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including purchase price allocation and related depreciation and amortization, capital expenditures, impairment of real estate assets, revenue recognition, property expenses, accounting for recapitalization and accounting for the variable interest entity. For the nine months ended September 30, 2014, there were no material changes to these policies, except for the presentation change related to our adoption of ASU 2014-08.

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

Fixed Interest Rate Debt

As of September 30, 2014, we had approximately $297.9 million of fixed rate mortgage debt, or approximately 86.4% of our outstanding mortgage debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had a weighted average effective interest rate as of September 30, 2014 of 4.03% per annum with an average of 8.0 years to maturity.

Variable Interest Rate Debt

As of September 30, 2014, we had approximately $47.0 million of variable rate mortgage debt, or approximately 13.6% of our outstanding debt, which was associated with the Revolver, but we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on the Revolver would result in a decrease or increase of annual net income of approximately $0.5 million, respectively. The Revolver had a weighted average effective interest rate as of September 30, 2014 of approximately 2.69% per annum with 2.33 years to maturity.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer (principal financial officer) concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business we are not presently subject to any litigation nor, to management’s knowledge, is any litigation threatened against us. Due the nature of our operations, it is possible that existing properties, or properties that we will acquire in the future, have asbestos or other environmental related liabilities.

ITEM 1A. RISK FACTORS.

There are no material changes to any of the risk factors disclosed in Item 1A to Part I, the "Risk Factors", section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We did not sell any securities during the quarter ended September 30, 2014 that were not registered under the Securities Act of 1933, as amended. We did not purchase any shares of our common stock during the quarter ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Separation Agreement with Ryan Hanks

Pursuant to the terms of a Separation Agreement and Release (the “Separation Agreement”), effective November 3, 2014, between Ryan Hanks and Trade Street Residential, Inc. (the “Company”), Mr. Hanks resigned his employment as Chief Investment Officer of the Company. In consideration of a mutual release of claims against the Company and certain other agreements and covenants, the vesting of 75,142 shares of unvested restricted stock held by Mr. Hanks will be accelerated.  The number of shares to be delivered to Mr. Hanks is subject to reduction to cover any amount for federal, state, local or foreign taxes required to be withheld pursuant to any applicable law or regulation.

Pursuant to the Separation Agreement, Mr. Hanks has agreed to make himself available to the Company in a consulting capacity at no cost (other than reasonable expense reimbursement) until the earlier of November 3, 2015 and the occurrence of a Change in Control (as defined in the Company’s 2013 Equity Incentive Plan).

The Separation Agreement also provides for the termination of Mr. Hanks’ employment agreement, which was previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014 (the “Employment Agreement”).  In addition, the Company will continue to indemnify Mr. Hanks for his conduct as an officer of the Company pursuant to an indemnification agreement, dated May 21, 2014, a form of which was previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADE STREET RESIDENTIAL, INC.

Date: November 7, 2014	By:	/s/ Richard Ross
Richard Ross, Chief Executive Officer

Date: November 7, 2014	By:	/s/ Randall Eberline
Randall Eberline, Chief Accounting Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Class A Preferred Stock Redemption Agreement by and between Trade Street Residential, Inc., Trade Street Operating Partnership, BCOM Real Estate Fund, LLC Liquidating Trust, Trade Street Property Fund I, LP and Michael Baumann, previously filed as 10.1 to the Current Report on Form 8-K (File No. 001-32365) on October 21, 2014
10.2	Fourth Amendment to Regions Credit Agreement, dated as of October 17, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent, previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32365) on October 21, 2014
10.3+*	Separation Agreement, dated as of November 3, 2014, by and between Ryan Hanks and Trade Street Residential, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

For the three and nine months ended September 30, 2014 and 2013

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Denotes a management contract or compensatory plan or arrangement.

*	Filed herewith.

