Form 10-K
period 2014-12-31
Trade Street Residential, Inc.
filed 2015-03-13
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

Securities registered pursuant to Section12(g) of the Act: None

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $140.5 million, as determined by reference to the listed price of the registrant’s common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of March 5, 2015, 36,698,469 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

TRADE STREET RESIDENTIAL, INC.

i

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2015 proxy statement (the “Proxy Statement”), anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K (the “Annual Report”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the factors included in this Annual Report, including those set forth under the headings “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in apartment communities that are newly constructed;

•	potential defaults on or non-renewal of leases by tenants;

•	potential bankruptcy or insolvency of tenants;

•	costs related to, and uncertainty caused by, our review of strategic alternatives;

•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions, including our ability close any acquisitions or dispositions of properties under contract;

•	potential natural disasters such as hurricanes;

•	national, international, regional and local economic conditions;

•	our ability to continue to pay distributions at our quarterly and annual dividend rate set forth in this Annual Report;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us; and

•	uncertainty created by management turnover.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business.

Overview

Trade Street Residential, Inc. is a full service, vertically integrated, self-administered and self-managed corporation incorporated in the state of Maryland on June 1, 2012, to acquire, own, operate and manage conveniently located, garden-style and mid-rise apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas. Unless the context requires otherwise, “we”, “our”, “us”, the “registrant” and the “Company” refer to Trade Street Residential, Inc. and its consolidated subsidiaries, including Trade Street Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2014, we owned and operated 19 apartment communities containing 4,889 apartment units in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. We refer to these apartment communities throughout this Annual Report as our “Operating Properties.” Our apartment communities are characterized by attractive features including substantial landscaping, well-maintained exteriors and high quality interior finishes, and amenities such as swimming pools, clubhouses and fitness facilities and controlled-access gated entrances.

Until June 1, 2012, the registrant conducted business as Feldman Mall Properties, Inc. (the “Predecessor”). Immediately prior to the recapitalization transaction described below, the registrant held a single land asset having minimal value and conducted no operations. On June 1, 2012, the registrant completed a reverse recapitalization transaction (the “2012 Recapitalization”). In the 2012 Recapitalization, the registrant acquired certain assets from Trade Street Property Fund I, LP and BCOM Real Estate Fund, LLC, which we collectively refer to as the “Trade Street Funds,” and Trade Street Capital, LLC, or Trade Street Capital, in exchange for shares of the registrant’s common and preferred stock and common and preferred units of limited partnership interest in the Operating Partnership. The registrant also changed its name to “Trade Street Residential, Inc.” and the management team of Trade Street Capital took over day-to-day management of our Company. Our business is a continuation of the multifamily residential real estate investment and management businesses of the Trade Street Funds and Trade Street Capital, which we collectively refer to as Trade Street Company. References to “Trade Street Company” do not refer to a legal entity, but instead refer to a combination of certain real estate entities and management operations based on common ownership and control by the Trade Street Funds and Trade Street Capital. For accounting purposes, Trade Street Investment Adviser, LLLP (“TSIA”), one of the entities contributed as part of the 2012 Recapitalization, is the accounting acquirer in the 2012 Recapitalization.

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. All of our assets are held by, and we conduct substantially all of our activities through, the Operating Partnership and its consolidated subsidiaries. The majority of our operating expenses are borne by the Operating Partnership or our communities, as the case may be.

On November 3, 2014, our Board of Directors announced it would undertake a review of strategic alternatives to enhance stockholder value and retained J.P. Morgan Securities LLC as its financial advisor and Morrison & Foerster LLP as its legal advisor during this process. This review will include, among other alternatives, a sale, merger, acquisition or other form of business combination, or a sale or acquisition of assets, or a debt or equity recapitalization. However, we have not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no set timetable for completion of this strategic review process.  There can be no assurance that the exploration of strategic alternatives will result in the completion of any transaction or other alternative.

Our corporate office is located at 19550 West Country Club Drive, Suite 800, Aventura, Florida 33180 and our telephone number is (786) 248-5200. As of December 31, 2014, we had approximately 140 full-time employees.

Recent Significant Developments

Management/Director Changes

On November 3, 2014, Ryan Hanks tendered his resignation as our Chief Investment Officer and interim Chief Operating Officer. Mr. Hanks will continue in a consulting capacity until completion of the Board of Directors review of strategic alternatives.

On June 25, 2014, Nirmal Roy was appointed to our Board of Directors to replace Evan Gartenlaub, who resigned from the Board of Directors on that same date.

On May 19, 2014, our Board of Directors appointed Randall Eberline to serve as our Chief Accounting Officer and principal financial officer to replace Arthur Levine, who tendered his resignation as our Chief Accounting Officer. As a result, as of that date, Richard Ross ceased to serve as interim Chief Financial Officer and ceased to perform the functions of principal financial officer.

Effective April 28, 2014, our Board of Directors appointed Richard Ross to the permanent position of Chief Executive Officer. Between February 2014 and his appointment as permanent Chief Executive Officer in April 2014, Mr. Ross had served as interim Chief Executive Officer and Chief Financial Officer. Also in February 2014, Mack Pridgen, chairman of our audit committee and its lead director, was appointed as Chairman of our Board of Directors and Ryan Hanks, our Chief Investment Officer, was appointed as interim Chief Operating Officer.

Effective March 18, 2014, David Levin tendered his resignation as our President and as Vice Chairman and as a member of the Board of Directors, and terminated his employment with us. As a result, Richard Ross was appointed our interim President.

Effective February 23, 2014, Michael Baumann tendered his resignation as a member of the Board of Directors and as our Chief Executive Officer and terminated his employment with us. On February 23, 2014, our Board of Directors appointed Richard Ross, our then Chief Financial Officer and Chief Operating Officer, to serve as the interim Chief Executive Officer for us in addition to his then current role as our Chief Financial Officer. The appointment of Mr. Ross filled the vacancy created by Mr. Baumann’s resignation as Chief Executive Officer. Our Board of Directors also appointed Ryan Hanks, our Chief Investment Officer, to serve as the interim Chief Operating Officer for us in addition to his then current role as our Chief Investment Officer. Upon the appointment of Mr. Hanks as Chief Operating Officer, Mr. Ross ceased to perform the duties of Chief Operating Officer.

Our Class A Preferred Stock Redemption

On October 17, 2014, we executed and closed on an agreement with the holders of our Class A preferred stock to redeem 100% of the outstanding 309,130 shares of our Class A preferred stock in exchange for:

•	assignment of all interests in the following land investments:

o	Maitland (“Maitland”), with a current indicated value of $9.4 million;

o	Millenia Phase II (“Millenia II”), with a current indicated value of $6.25 million; and

o	Venetian, with a current indicated value of $4.0 million.

•	assignment of all interests in the Sunnyside land parcel, with a current indicated value of $1.5 million;

•	cash payment of $5.0 million.

Our Rights Offering

On January 16, 2014, we completed our subscription rights offering (the “Rights Offering”). In connection with the Rights Offering, we entered into a Standby Purchase Agreement dated November 12, 2013 (the “Standby Purchase Agreement”) with investment entities managed or advised by Senator Investment Group LP (collectively, “Senator”) pursuant to which Senator committed to purchase from us, all of the unsubscribed shares of common stock in the Rights Offering minus the aggregate dollar value of the shares purchased pursuant to the Management Purchase Agreement (as defined below) such that the gross proceeds to us from the Rights Offering would be $100.0 million (the “Backstop Commitment”). Senator also agreed to purchase an aggregate of $50.0 million in shares of our common stock in addition to shares of common stock purchased pursuant to the Backstop Commitment (the “Additional Purchase Commitment”). We agreed to pay Senator a fee of $3.75 million for the Backstop Commitment and a fee of $3.75 million for the Additional Purchase Commitment, in each case payable in unregistered shares of common stock. In addition, we entered into a purchase agreement dated November 12, 2013 (the “Management Purchase Agreement”) with Michael Baumann and David Levin pursuant to which Messrs. Baumann and Levin agreed to purchase shares of common stock in connection with the Rights Offering.

Upon completion of the Rights Offering on January 16, 2014, we sold 15,797,789 shares of common stock (including 232,327 shares sold pursuant to the Backstop Commitment and 286,294 shares sold pursuant to the Management Purchase Agreement). We received net proceeds, after deduction of offering expenses, of $96.7 million. In addition, pursuant to the Standby Purchase Agreement, we issued to Senator 9,316,055 shares of our common stock for an aggregate purchase price of $51.5 million (including shares issued as payment of the $3.75 million Backstop Commitment fee and the $3.75 million Additional Purchase Commitment fee). Pursuant to the Management Purchase Agreement, we issued 286,294 shares of common stock for an aggregate purchase price of $1.8 million to certain former executive officers of the company.

On January 16, 2014, we received net cash proceeds from the sale of shares of our common stock offered in our Rights Offering and the related transactions of approximately $147.1 million after deducting offering expenses of approximately $2.9 million payable by us. We contributed the net proceeds we received from the Rights Offering and related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which included approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our secured revolving credit facility, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $6.0 million for working capital and general corporate purposes.

Pursuant to a stockholder agreement entered into with Senator (the “Stockholders Agreement”) in connection with the Backstop Commitment and the Additional Purchase Commitment, we were required to file and cause a resale registration statement to be declared effective by the SEC no later than January 16, 2015 (the “Effective Deadline”), the first anniversary of the closing of the Rights Offering. On December 16, 2014, Senator agreed to extend the Effective Deadline to April 16, 2015. If the resale registration statement is not declared effective by April 16, 2015, we will be required to pay Senator a fee, payable in additional shares of our common stock (the “Additional Shares”), equal to 0.5% of the aggregate purchase price paid by Senator for the shares acquired in the Backstop Commitment and the Additional Purchase Commitment for each full 30 calendar days (prorated for periods totaling less than 30 calendar days) thereafter until the resale registration statement is declared effective, divided by the average of the volume-weighted average prices of our common stock over the 10 trading days prior to the issuance of such shares. Further, Senator has a right to seek liquidity with respect to shares of common stock that it owns if, on or after the 3.5-year anniversary of the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of our common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and Senator continues to own 4.9% or greater of our outstanding common stock.

Recent Acquisitions and Dispositions

The acquisitions we choose to pursue are based on a series of strict and concise criteria that discourage us from pursuing investments in properties that do not coincide with our overall business plan and strategy. These criteria include generally investing in properties that:

•	are garden-style or mid-rise apartments;

•	fall within our target size of 150 to 500 units and are valued, either individually or as a portfolio acquisition, between $10 million and $50 million;

•	are located within close proximity to large and stable employment bases within our target markets and have a high degree of visibility;

•	produce an attractive cash on cash yield that is accretive to funds from operations per share; and

•	are less than ten years old, or can justify an older age based on differentiating and value-added characteristics.

Acquisitions and Refinancing

Completed Acquisitions

During the year ended December 31, 2014, we completed the following acquisitions:

•	On April 7, 2014, we acquired Waterstone at Big Creek, a 270-unit apartment community located in Alpharetta (Atlanta), Georgia for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn from our revolving credit facility.

•	On March 18, 2014, we acquired The Avenues of Craig Ranch, a 334-unit apartment community located in McKinney (Dallas), Texas for a total purchase price of $42.4 million. The purchase price was funded with $21.2 million cash proceeds from our Rights Offering and a new mortgage loan in the amount of $21.2 million.

•	On March 10, 2014, we acquired Waterstone at Brier Creek, a 232-unit apartment community located in Raleigh, North Carolina for a total purchase price of $32.7 million. The purchase price was funded with $16.4 million cash proceeds from our Rights Offering and a new mortgage loan in the amount of $16.3 million.

•	On March 10, 2014, we completed foreclosure proceedings on a non-performing mortgage loan receivable and obtained title to the Sunnyside asset, an undeveloped 22 acre parcel of land located in Panama City, Florida, that was permitted for 212 apartment units and 20,000 square feet of retail space.

•	On February 6, 2014, we acquired The Aventine Greenville, a 346-unit apartment community located in Greenville, South Carolina for a total purchase price of $41.9 million. The purchase price was funded with $20.9 million cash proceeds from our Rights Offering and a new mortgage loan in the amount of $21.0 million.

•	On February 11, 2014, we completed a refinancing of Millenia 700, a 297-unit apartment community located in Orlando, Florida, with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage bears a fixed interest rate of 3.83%.

•	On January 23, 2014, we completed a refinancing of Fountains Southend with a loan in the amount of $23.8 million, which has a 10-year term and bears a fixed interest rate of 4.31%.

•	On January 21, 2014, we acquired Miller Creek at Germantown, a 330-unit apartment community located in Germantown (Memphis), Tennessee, for a total purchase price of $43.8 million. The purchase price was funded with $17.5 million of cash proceeds from our Rights Offering and a new mortgage loan in the amount of $26.3 million.

•	On January 21, 2014, we acquired The Estates of Wake Forest, a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina for a total purchase price of $37.3 million. The purchase price was funded with $18.6 million of cash proceeds from our Rights Offering and a new mortgage loan in the amount of $18.7 million.

Pending Acquisition

As of the date of this Annual Report, we had a contract in place to acquire an additional 100 units that are currently under construction on a parcel adjacent to our Waterstone at Big Creek community for $15.0 million, for which we have paid a $0.2 million nonrefundable deposit and anticipate closing in late March 2015. There can be no assurance that we will complete this acquisition or that it will close within the expected timeframe.

Dispositions

During the year ended December 31, 2014, we completed the following dispositions:

•	On July 11, 2014, we completed the sale of Post Oak, a 126-unit apartment community located in Louisville, Kentucky. The net proceeds from the sale were approximately $7.8 million and the sale resulted in a gain of approximately $0.4 million.

•	On December 10, 2014, we and our joint venture partner sold our respective 50% membership interests in the Estates of Perimeter, a 240-unit apartment community located in Augusta, Georgia, to an unaffiliated third party for $26.0 million. The net proceeds from the sale of the property were used to repay the mortgage note payable and other transaction related expenses and then make a distribution to each of the members, of which our proportionate share was approximately $3.4 million. We recognized a gain of approximately $1.1 million from this sale.

See Notes C and L to the consolidated financial statements for further discussion of our completed acquisitions and dispositions for 2014.

Our Business Objectives and Strategies

Our primary business objective is to maximize stockholder value by increasing cash flows at our existing properties and acquiring additional properties in our existing markets and in other strategic markets. We intend to achieve this objective by executing the following strategies:

•	Maintain Disciplined Focus on Mid-Sized Markets. We intend to maintain a disciplined investment focus on mid-sized cities and suburban submarkets of larger cities with strong economic and demographic drivers, reduced competition from larger multifamily REITs and limited existing and new supply of housing and apartment construction.

•	Intensely Manage Our Apartment Communities to Maintain Market Competitiveness and Cost Efficiency. We have overseen significant improvements at our Operating Properties that have added landscaping, exterior facelifts, and renovation of common areas such as clubhouses and refurbishment of apartment interiors. We believe that by presenting attractive, aesthetically pleasing interiors and exteriors combined with modern amenities, our apartment communities have a competitive edge in our markets compared to other apartment communities owned by lesser capitalized operators.

•	Utilize Our Relationships and Industry Knowledge to Acquire High Yielding Properties in Our Target Markets. Our senior management team has significant experience in the acquisition, ownership, operation and management of commercial real estate, specifically apartment communities. We believe adding scale in our existing markets based on our management’s experience and relationships will increase our operating efficiency, produce cost savings, enhance our market knowledge and strengthen our ability to be a market leader in each of our markets.

•	Selectively Dispose of Fully Stabilized Assets to Redeploy Capital in Newer, Higher Growth Investments. We will actively manage our portfolio to increase cash flow through the sale of fully stabilized assets to redeploy capital into newer higher yielding investments and actively seek to improve our average age and asset quality in our target markets or exit markets that we deem non-strategic going forward.

Our Properties

As of December 31, 2014, our portfolio primarily consisted of an aggregate of 4,889 apartment units located in 19 wholly-owned operating properties as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)

The Pointe at Canyon Ridge (3)	Sandy Springs, GA	1986/2007	09/18/08	494	920	96.7%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	96.0%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	96.6%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	97.4%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	94.2%
Fox Trails	Plano, TX	1981	12/06/11	286	960	96.9%
Millenia 700	Orlando, FL	2012	12/03/12	297	952	96.6%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	97.3%
Bridge Pointe	Huntsville, AL	2002	03/04/13	178	1,047	98.2%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	96.2%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	94.4%
Talison Row at Daniel Island	Charleston, SC	2013	08/26/13	274	989	93.2%
Fountains Southend	Charlotte, NC	2013	09/24/13	208	844	97.5%
The Estates at Wake Forest	Wake Forest, NC	2013	01/21/14	288	1,047	92.7%
Miller Creek at Germantown	Memphis, TN	2012/2013	01/21/14	330	1,049	96.1%
The Aventine Greenville	Greenville, SC	2013	02/06/14	346	961	93.6%
Waterstone at Brier Creek	Raleigh, NC	2013/2014	03/10/14	232	1,137	93.8%
Avenues at Craig Ranch	McKinney, TX	2013	03/18/14	334	1,006	94.4%
Waterstone at Big Creek	Alpharetta, GA	2013	04/07/14	270	1,131	98.5%
Total / Weighted Average				4,889	1,008	95.7%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy for the three months ended December 31, 2014 represents the average occupancy of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	On November 22, 2014, a 20-unit building at this community was destroyed by fire. We maintain insurance coverage on all of our properties and subsequently filed an insurance claim that is expected to cover the re-construction cost of this building, less our loss deductible, as well as loss of rents under a business interruption provision in the applicable insurance policy. Accordingly, for the period from the date of the fire through December 31, 2014, a recovery of lost rents relating to the 20 impacted units was recorded as additional rental income for this property. We anticipate that re-construction of this 20-unit building will be completed by the end of the second quarter of 2015.

For the three months ended December 31, 2014, the weighted average monthly rent per unit and monthly effective rent per occupied unit for operating properties was $1,020 and $1,009, respectively. Average rental rates are our market rents after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt during the period. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month during the period divided by the total number of occupied units each month during the period. Discounts include concessions, discounted employee units and model units. Operating properties acquired during the period are not included in these per unit results.

Our investment in land (the “Land Investments”) consists of the parcel described in the table below.

Property Name	Location	Potential Use	Acreage

Midlothian Town Center – East (1)	Midlothian, VA	Apartments	8.4

(1)	Midlothian Town Center—East is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure. Costs, including the cost of the land, incurred to date as of December 31, 2014 for the property were approximately $3.5 million. In February 2014, we reclassified Midlothian Town Center as real estate assets held for sale. On October 7, 2014, we entered into a non-binding agreement with a third party to purchase our undivided interest in the Midlothian land parcel for $3.6 million. This agreement is subject to customary terms for similar transactions, including a period of examination during which the agreement could be cancelled by either party and is expected to close during the second quarter of 2015.

Tax Status

We have elected to be treated as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.

As a REIT, we generally are not subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income.

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family apartment industry, to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the multi-family apartment industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Regulation

Apartment communities are subject to various laws, ordinances and regulations, including regulations relating to common areas, such as swimming pools, activity centers, and recreational facilities. We believe that each of our properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, the obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Fair Housing Act

The Fair Housing Amendment Act of 1988 (the “FHAA”), its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, financial capability. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could materially and adversely affect us. We believe that we operate our properties in substantial compliance with the FHAA.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs that the government incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our portfolio using the American Society for Testing and Materials, or ASTM Standard E 1527-05 or Standard E 1527-13. A Phase I Environmental Site Assessment is a report that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the assessed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments identified any known past or present contamination that we believe would have a material adverse impact on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties, or operations and conditions at nearby properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. Moreover, conditions identified in environmental assessments that did not appear material at that time, may in the future result in material liability.

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

We also face competition when pursuing acquisition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise be in a better position to acquire or develop a property. Competition may also have the effect of reducing the number of suitable and acquisition opportunities available to us, increase the price required to consummate an acquisition opportunity.

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

Employees

As of December 31, 2014, we had approximately 140 full-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive office is located at 19950 West Country Club Drive, Suite 800, Aventura, Florida 33180 and our telephone number is (786) 248-5200. We maintain an Internet site at www.tradestreetresidential.com. The information located on, or accessible from, our website is not, and shall not be deemed to be, incorporated into any filings that we make with the SEC.

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

Financial Information and Segments

We are primarily engaged in the ownership, management and acquisition of multifamily apartment communities. As each of our communities has similar economic characteristics, residents, amenities, and services, our operations have been aggregated into one reportable segment. For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report.

Item 1A.	Risk Factors.

Risks Related to Our Business and Operations

Our portfolio of properties consists primarily of apartment communities concentrated in certain markets and any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our operating results.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas comprised 3.11%, 7.95%, 13.46%, 24.42%, 19.98%, 17.49%, and 13.59%, respectively, of our rental revenue for the year ended December 31, 2014. As such, we are susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the local economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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

As of December 31, 2014, the average age of our apartment communities was approximately 11 years, not accounting for renovations. While the majority of our properties are newly-constructed or have undergone substantial renovations by prior owners since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

Management turnover creates uncertainties and could harm our business.

We had significant changes in executive leadership during 2014, as described under “Item 1 – Business – Recent Significant Developments – Management/Director Changes.” As a result of the recent changes in our management team, we currently have only two members of senior management, comprised of Messrs. Ross and Eberline, our Chief Executive Officer and Chief Accounting Officer, respectively. Messrs. Ross and Eberline have taken on substantially more responsibility for the management of our business, which has resulted in greater workload demands that could divert their attention away from certain key areas of our business. For instance, Mr. Ross has taken on the duties and responsibilities previously performed by our Chief Investment Officer in addition to his role as the Company’s Chief Executive Officer. Furthermore, in light of the Board of Directors’ ongoing review of strategic alternatives, Mr. Ross is devoting more time to strategic initiatives than might otherwise be the case.

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

As a public company with equity securities listed on a national exchange, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the requirements of the NASDAQ Stock Market (“NASDAQ”), with which we were not required to comply as a private company. Complying with these statutes, rules, regulations and requirements occupies a significant amount of time of our Board of Directors and management and has significantly increased our costs and expenses. As a result of becoming a public company upon completion of the IPO, we are required, or will be required in the future, to:

•	institute a more comprehensive compliance system;
•	design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”);
•	comply with rules promulgated by NASDAQ;
•	prepare and distribute current and periodic public reports in compliance with our obligations under the federal securities laws;
•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;
•	involve and retain to a greater degree outside counsel and accountants to accomplish the above activities; and
•	establish an investor relations system.

If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our common stock.

As we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies and the reduced disclosure requirements may make our common stock less attractive to investors.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company unlike other public companies, we will not be required to:

•	provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;
•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;
•	comply with any new requirements adopted by the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise;
•	provide certain disclosure regarding executive compensation required of larger public companies; or
•	hold stockholder advisory votes on executive compensation matters, such as “say on pay” and “say on frequency.”

If investors find our common stock less attractive as a result of our reliance on certain of the JOBS Act exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on June 30.

If we fail to satisfy certain obligations under the Stockholders Agreement by April 16, 2015, we will be subject to certain penalties.

Pursuant to the Stockholders Agreement, we were required to file and cause the Resale Registration Statement to be declared effective by the SEC no later than January 16, 2015, the first anniversary of the closing of our Rights Offering. In December 2014, Senator agreed to defer the Company’s obligation to file and cause the Resale Registration Statement to be declared effective until April 16, 2015. If the Resale Registration Statement is not declared effective by April 16, 2015, we will be required to pay Senator a fee, payable in additional shares of our common stock (the “Additional Shares”), equal to 0.5% of the aggregate purchase price paid by Senator under the Standby Purchase Agreement for each full 30 calendar days (prorated for periods totaling less than 30 calendar days) thereafter until the Resale Registration Statement is declared effective, divided by the average of the volume-weighted average prices of our common stock over the 10 trading days prior to the issuance of such shares. In the event we fail to issue the Additional Shares in a timely manner, the Additional Shares issued to Senator will increase by 1.5% per month or portion thereof. As a result, if we are unable to have the Resale Registration Statement declared effective prior to April 16, 2015, we could be required to issue additional shares of common stock to Senator, which would increase Senator’s ownership in our company and further dilute the interests of our existing stockholders.

Our exploration of strategic alternatives may adversely affect us.

On November 3, 2014, we announced that our Board of Directors had determined to undertake a review of strategic alternatives to enhance stockholder value, including, among other alternatives, a possible sale, merger, acquisition or other form of business combination, the sale or acquisition of assets, or a debt or equity recapitalization. We cannot assure you that the exploration of strategic alternatives will result in the completion of any transaction or other alternative. There are various risks and uncertainties related to our strategic alternatives review process, including:

•	the process may disrupt operations and distract management;
•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;
•	the process may be time consuming and expensive and may result in the loss of business opportunities;
•	regardless of whether the current process results in any transaction, we may be subject to a related proxy contest and/or stockholder litigation;
•	perceived uncertainties as to our future direction may result in increased difficulties, including difficulties in: (1) recruiting and retaining employees, particularly senior management, (2) entering into deals with potential joint venture partners, (3) securing new loans or refinancing existing loans and (4) entering into new leases or renewing existing leases; and
•	the trading price of our common stock may be highly volatile during the process, including following any further public announcements regarding the process.

The failure to maintain effective internal control over financial reporting in accordance with Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies as promulgated under Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). As such, we completed the necessary evaluative procedures during the year ended December 31, 2014 and issued our annual report on internal control over financial reporting, which can be found in Item 9A of Part II of this Annual Report. Additionally, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and, if necessary, remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. During the year ended December 31, 2014, we reviewed, documented and tested our internal control over financial reporting based on the requirements of Section 404(a) and interpretive guidance thereunder. In the future, we may encounter problems or delays when implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. Additionally, we may encounter problems or delays in completing the implementation of any required improvements and receiving a favorable attestation report in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting in the future or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our reported financial information and the price of our common stock could decline.

Moreover, the existence of a material weakness or significant deficiency would require management to devote considerable time and incur significant costs to remediate any such matter. Moreover, management may not be able to remediate any identified material weakness or significant deficiency in a timely manner. The existence of a material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate such financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, each of which could materially and adversely affect us.

We depend on key personnel and the loss of their full service could adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Messrs. Ross and Eberline, whose continued service is not guaranteed, and each of whom would be difficult to replace. We have entered into employment agreements with Messrs. Ross and Eberline; however, they may nevertheless cease to provide services to us at any time without penalty. If any of our key personnel were to cease employment with us, our operating results could suffer. Furthermore, as a result of the uncertainty created by the Board of Director’s decision to assess strategic alternatives, we may experience greater difficultly recruiting and retaining employees, including members of senior management.

Our ability to retain members of our management team or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key personnel in our management team or a limitation in their availability to provide their full service to us could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets.

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

Our growth depends on securing external sources of capital that are outside of our control, which may affect our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

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

The properties or businesses that we have acquired or may acquire, including our Operating Properties and the Land Investment, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquire such properties for these liabilities. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

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

We may not generate enough cash flow to pay dividends for the increased number of outstanding shares of common stock resulting from the issuance of additional common stock pursuant to future equity offerings. As a result, we may not be able to make or increase distributions in the future and we may as we have done in the past decide to reduce our quarterly distribution in the future. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of our distribution policy.

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

We face risks associated with land holdings.

We hold one Land Investment that is held for sale and may in the future acquire additional land holdings. The risks inherent in purchasing and owning land increase as demand for apartments, and/or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold this Land Investment, at a cost we may not be able to fully recover. If there are subsequent changes in the fair value of our land holdings which we determine is less than the carrying basis reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income and negatively impact the per share trading price of our common stock.

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

We may become subject to litigation as a result of our recapitalization if prior investors dispute the valuation of their respective interests, the adequacy of the consideration received by them in the recapitalization or the interpretation of the agreements implementing the recapitalization. In addition, regardless of whether our current review of strategic alternatives results in any transaction, we may be subject to a related proxy contest and/or stockholder litigation. Any litigation could detract from management’s ability to operate our business or affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

Over the long term, we believe strong underlying demographic characteristics and trends in our markets as described in this Annual Report under the section “Item 1. Business – Our Business, Objectives and Strategies” will increase demand for our apartment units resulting in higher rental rates and reduced vacancies. In the event that this is not the case, our ability to realize our growth strategies could be adversely affected.

Short-term leases expose us to the effects of declining market conditions.

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

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our Articles of Restatement (our “Charter”), subject to certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to limit any person to beneficial or constructive ownership of no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or the outstanding shares of our common stock. Our Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. For instance, in connection with our Rights Offering, we granted Senator a waiver of our ownership limits.

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

Our Board of Directors is empowered under our Charter to amend our Charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into other classes or series of stock without stockholder approval. Our Board of Directors may determine the preferences conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of any class or series of preferred stock issued. As a result, we may issue preferred stock with preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could also substantially impede the ability of stockholders to benefit from a change in control or change our management and Board of Directors and, as a result, may adversely affect the market price of our common shares and your ability to realize any potential change of control premium

Certain provisions in the partnership agreement of our Operating Partnership may delay or prevent unsolicited acquisitions of us.

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

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our Board of Directors and provided that the business combination is first approved by our Board of Directors (including a majority of disinterested directors), and in the case of the control share provisions of the MGCL, pursuant to a provision in our Third Amended and Restated Bylaws (our “Bylaws”). Our Board of Directors may by resolution elect to repeal the foregoing opt-outs from the business combination provisions of the MGCL and we may by amendment to our Bylaws opt in to the control share provisions of the MGCL in the future.

Additionally, Title 8, Subtitle 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under Section 12 of the Exchange Act and at least three independent directors, without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

Our Board of Directors can take many actions without stockholder approval.

Our Board of Directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our Board of Directors can take the following actions without stockholder approval:

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited under Maryland law.

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

We are an umbrella partnership REIT (“UPREIT”) and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from our ownership of our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any distributions to stockholders that we may declare on our common stock. We also rely on distributions from our Operating Partnership to meet our debt service and other obligations, including our obligations to make distributions required to maintain our REIT qualification. The ability of subsidiaries of our Operating Partnership to make distributions to the Operating Partnership, and the ability of our Operating Partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the properties owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make distributions on our common stock required to maintain our REIT qualification. In addition, because we are a holding company, claims of our stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy claims of our stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our Operating Partnership may issue additional common units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, consequently, the amount of distributions we can make to our stockholders.

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

As of the date of this Annual Report, investment entities managed or advised by Senator and Monarch LLP (“Monarch”) owned approximately 25.4% and 23.0%, respectively, of our issued and outstanding common stock. As a result, Senator and Monarch are our largest stockholders, while no other stockholder is permitted to own more than 9.8% of our common stock, except as approved by our Board of Directors pursuant to the terms of our Charter. In addition, in connection with our Rights Offering, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with Senator which grants certain rights to Senator. See “—The Stockholders Agreement grants Senator certain rights that may restrain our ability to take various actions in the future” below.

This concentration of ownership in two stockholders could potentially be disadvantageous to other stockholders’ interests. In addition, if Senator or Monarch were to sell or otherwise transfer all or a large percentage of their holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities. For example, pursuant to the Stockholders Agreement, subject to certain limitations, we have agreed to file a registration statement covering the resale of the shares of our common stock issued to Senator pursuant to the Standby Purchase Agreement (the “Resale Registration Statement”). Once the Resale Registration Statement is declared effective (or earlier to the extent Senator is eligible to sell shares of our common stock in accordance with Rule 144), Senator could sell, or otherwise transfer, a large percentage of its holdings, which could cause our stock price to decline significantly. In addition, even the perception that Senator could sell a large percentage of its shares, even if it does not intend to do so, could adversely affect the price of our common stock. In addition, if we file a registration statement for the purpose of selling additional shares to raise equity capital and are required to include shares held by Senator pursuant to the exercise of its rights under the Stockholders Agreement, our ability to raise capital may be materially impaired.

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

In connection with our Rights Offering, which closed in January 2014, we entered into the Stockholders Agreement pursuant to which we granted Senator certain rights that may restrain our ability to take various actions in the future. Pursuant to the terms of the Stockholders Agreement, Senator has the right to designate a specified number of directors to our Board of Directors for so long as Senator’s level of ownership of our Company is equal to or greater than 4.9% of our outstanding common stock. Specifically, Senator is entitled to designate to our Board of Directors (i) two directors if Senator’s ownership is equal to or greater than 19.9% of our total outstanding common stock and (ii) one director if Senator’s ownership is at least 4.9%, but less than 19.9% of our total outstanding common stock. Senator will have no Board of Directors designation rights if its level of ownership in our Company is less than 4.9%. In addition, Senator’s designated directors serve on all of our standing committees of our Board of Directors, except the Audit Committee, and Michael Simanovsky, one of Senator’s board designees, currently chairs the Compensation Committee of our Board of Directors. If Senator’s beneficial ownership of our outstanding common stock falls below any percentage threshold set forth above, Senator will promptly cause one or more, as applicable, of Senator’s nominated directors to resign from the Board of Directors, such that the remaining number of directors designated by Senator does not exceed the number of directors that Senator is then entitled to designate for nomination or appointment. Following such resignation, the number of directors that Senator is entitled to designate for nomination is forever reduced to such number of directors designated by Senator immediately after such resignation(s), even if Senator subsequently acquires additional shares of our common stock.

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

There can be no assurance that the interests of Senator are aligned with those of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from us and those of other stockholders.

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

Real estate investments are relatively illiquid generally, and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties as a result of an economic or market downturn could adversely affect our results of operations if we cannot sell an unprofitable property. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Mortgage financing on a property may also prohibit prepayment and/or impose a prepayment penalty upon the sale of a mortgaged property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical. Therefore, we may be unable to vary our portfolio promptly in response to economic, market or other conditions, which could adversely affect our results of operations and financial position.

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

Compliance or failure to comply with the Americans with Disabilities Act of 1990 and Fair Housing Amendment Act of 1988 could result in substantial cost.

Under the ADA and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. The FHAA prohibits discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women, and people securing custody of children under 18) or handicap (disability) and, in some states, financial capability. Noncompliance with the ADA, the FHAA or related laws or regulations could result in the imposition of fines by government authorities, awards to private litigants of damages against us, substantial litigation costs and the incurrence of additional costs associated with bringing the properties into compliance, any of which could adversely affect our financial condition, results of operations and cash flows. In order to comply with the requirements of the ADA and/or FHAA, we may make one or more corrective actions, including the disposition of one or more properties, possibly on disadvantageous terms. If this happens, we may default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, foreclose on the properties that secure their loans and/or take control of our properties that secure their loans and collect rents and other property income, and our default under any future loan with cross default provisions could result in a default on other indebtedness.

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

Our secured revolving credit facility restricts our ability to engage in some business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock.

Our secured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

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

These limitations will restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. In addition, it will constitute an event of default under the credit facilities if we default on any of our indebtedness that equals or exceeds $10.0 million for non-recourse debt or $5.0 million for recourse debt under our Revolver (as defined below), including any indebtedness we have guaranteed. These cross-default provisions may require us to repay or restructure the facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

There is refinancing risk associated with our debt.

Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2014, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $314.2 million at maturity dates that range from 2017 to 2025. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We were required to become a co-guarantor (and, with respect to certain properties, a co-environmental indemnitor) on certain outstanding mortgage indebtedness related to our properties in connection with our 2012 Recapitalization, which, in the event of certain prohibited actions, could trigger partial or full recourse to our Company.

In connection with our 2012 Recapitalization, as a condition to closing, we, along with our Operating Partnership, were required to become co-guarantors (and, with respect to certain properties, co-environmental indemnitors) on certain outstanding mortgage indebtedness related to our properties in order to replace, and cause the release of, the Trade Street Funds as the guarantors and indemnitors under the existing guarantees and environmental indemnity agreements, as applicable. Our position as a co-guarantor and co-indemnitor with respect to our properties could result in partial or full recourse liability to us or our Operating Partnership in the event of the occurrence of certain prohibited acts set forth in such agreements.

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

We intend to continue to be organized and to operate so as to maintain our qualification as a REIT under the Code. A REIT generally is not subject to corporate income tax on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to maintain our qualification as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. As a result, we would face serious tax consequences that would substantially reduce the funds available for distributions to our stockholders because:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Operating Properties and Land Investment are more fully described in “Item I. Business - Our Properties”.

Item 3. Legal Proceeding.

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity. For discussion regarding legal proceeding, see “Note J, Commitments and Contingencies” in the notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on NASDAQ under the symbol “TSRE". From July 2008 until May 14, 2013, our common stock traded on the OTC Pink market. The following table sets forth the quarterly high and low per share of our common stock as reported on NASDAQ and the OTC Pink market, as applicable, as adjusted to reflect the reverse stock split that was effected on January 17, 2013 and the quarterly distributions paid or payable per share to our stockholders.

			Declared
	High	Low	Dividends
Year ended December 31, 2014:
First Quarter	$8.50	$6.25	$0.0950
Second Quarter	8.46	7.07	0.0950
Third Quarter	7.51	6.58	0.0950
Fourth Quarter	8.15	6.58	0.0950

Year ended December 31, 2013:
First Quarter	$20.00	$12.00	$0.0855
Second Quarter	17.00	7.81	0.1575
Third Quarter	9.00	6.42	0.0950
Fourth Quarter	7.34	6.10	0.0950

On February 23, 2015, our Board of Directors declared a dividend of $0.095 per common share for the first quarter of 2015, payable on April 15, 2015 to stockholders of record on March 31, 2015. Future dividend payments are paid at the discretion of the Board of Directors and depend on cash flows generated from operations, our financial condition and capital requirements, distribution requirements under the REIT provisions of the Code, and other factors which may be deemed relevant by the Board of Directors. Assuming dividend distributions for the remainder of 2015 are similar to those declared for the first quarter of 2015, the annualized dividend rate for 2015 would be $0.38.

Stock Return Performance

The following graph compares the total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the Morgan Stanley Capital International United States REIT Index, or the MSCI US REIT Index, for the period from May 16, 2013, the date of the initial listing of our common stock on NASDAQ to December 31, 2014.

This graph assumes the investment of $100 on May 16, 2013 and quarterly re-investment of dividends. (Source: Google Finance)

	Quarter Ended
Index	Jun-13	Sep-13	Dec-13	Mar-14	Jun-14	Sep-14	Dec-14
TSRE	$90.56	$72.38	$66.69	$80.99	$80.97	$78.09	$85.13
MSCI REIT Index (RMS)	90.08	87.37	86.78	95.45	102.13	98.96	113.15
S&P500	97.32	101.88	111.99	113.44	118.77	119.50	124.75

Stockholder Information

As of March 5, 2015, there were 36,698,469 shares of our common stock outstanding that were held by approximately 44 record holders. This is based on the actual number of holders registered as of such date and does not consider holders of shares held in “street name” or persons, partnerships, associations, corporations or other entities in security position listings maintained by depositories.

Issuer Repurchases of Equity Securities

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for our stock-based compensation restricted stock that vested during the three months ended December 31, 2014.

			Total Number of	Maximum
			Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet be
	Total Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased (1)	Share (1)	Programs	or Programs

Period
October 1 to 31, 2014	-	$-	-	-
November 1 to 30, 2014	24,684	$7.53	-	-
December 1 to 31, 2014	-	$-	-	-
Total	24,684

(1)	Represents the surrender of shares of our common stock to satisfy the tax withholding obligations with the vesting of restricted shares of common stock.

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

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011
Statement of operations data:
Total property revenues (1)	$56,867	$28,957	$14,460	$9,025
Total property expenses	24,781	13,185	7,453	4,457
Total other expenses, net (2) (3)	63,973	45,655	15,867	6,926
Total other income, net (4)	1,570	7,055	313	1,129
Loss from continuing operations	(30,317)	(22,828)	(8,547)	(1,229)
Income (loss) from discontinued operations (5)	-	6,272	(4)	(2,569)
Net loss	(30,317)	(16,556)	(8,551)	(3,798)
Net loss attributable to common stockholders of Trade Street Residential, Inc. (6)	$(27,797)	$(5,611)	$(7,218)	$(3,421)

Earnings (loss) per common share—basic and diluted
Continuing operations	$(0.79)	$(1.36)	$(3.17)	$(8.85)
Discontinued operations	-	0.72	-	(26.68)
Weighted average number of shares outstanding - basic and diluted	35,325	8,762	2,278	96
Cash dividend per common share	$0.38000	$0.43300	$0.16155	$-

(1)	Amounts exclude our discontinued operations, which are described in Note L to the consolidated financial statements.
(2)	Total other expenses, net, for the years ended December 31, 2014 and 2012 include approximately $1.0 million and $1.9 million, respectively, of expenses incurred as a result of recapitalization activities.
(3)	Total other expenses, net, for the years ended December 31, 2014 and 2013, include approximately $8.0 million and $12.4 million of impairment losses on the land investments, respectively (See Note L to the consolidated financial statements).
(4)	Total other income, net, for the year ended December 31, 2013, includes a $6.9 million bargain purchase gain from the Fountains Southend acquisition (See Note C to the consolidated financial statements).
(5)	Reflects net gains from sales and operating results of apartment communities sold in the applicable years.
(6)	Net loss attributable to common stockholders for the years ended December 31, 2014 and 2013 include the following respective benefits: $1.2 million resulting from our redemption of all outstanding shares of Class A preferred stock in October 2014 and $11.7 million resulting from extinguishments related to Class B contingent units, less related adjustments attributable to participating securities of $2.5 million in February 2014 (see Note G to the consolidated financial statements).

	Years Ended December 31,
(in thousands)	2014	2013	2012	2011
Balance Sheet data (at the end of period):
Real estate assets, at cost	$568,542	$340,425	$175,354	$110,683
Land held for future development	$-	$31,963	$42,623	$18,171
Real estate held for sale	$3,492	$-	$58,638	$85,853
Total assets	$568,668	$387,636	$291,910	$235,200
Indebtedness (1)	$344,756	$249,584	$133,246	$81,559
Total stockholders’ equity (2)	$210,002	$128,403	$46,239	$84,337

Cash flows data:
Operating activities	$15,066	$(3,264)	$(1,160)	$3,044
Investing activities	$(127,217)	$(49,406)	$2,893	$(30,635)
Financing activities	$116,422	$56,809	$2,519	$26,532

Other data:
Funds from Operation (FFO) (3)	$(4,576)	$(5,836)	$(2,166)	$2,934
Core FFO (3)	$10,688	$(836)	$1,474	$4,856
Net Operating Income (NOI) (4)	$32,086	$15,772	$7,337	$4,919
Number of properties at end of the period	19	15	13	13

(1)	Excludes liabilities of approximately $9.1 million, $6.4 million, $14.3 million, and $9.7 million related to real estate held for sale (Fontaine Woods, Beckanna, Terrace at River Oaks and Oak Reserve, respectively) included in discontinued operations as of December 31, 2012 and 2011, respectively.
(2)	Excludes redeemable preferred stock of approximately $26.8 million recorded as temporary equity as of December 31, 2012.
(3)	FFO for the year ended December 31, 2014 and 2012 includes recapitalization costs of approximately $1.0 million and $1.9 million, respectively. For a definition and reconciliation of FFO and Core FFO to net income (loss), the most directly comparable GAAP measurement and a statement disclosing the reasons why our management believes that the presentation of FFO and Core FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO and Core FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”
(4)	For a definition and reconciliation of NOI to net income (loss), the most directly comparable GAAP measurement and a statement disclosing the reasons why our management believes that the presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”) and Trade Street Operating Partnership, LP (the “Operating Partnership”). A wholly-owned subsidiary of TSRE, Trade Street OP GP, LLC is the sole general partner of the Operating Partnership. As of December 31, 2014, TSRE owned a 94.0% limited partner interest in the Operating Partnership. TSRE conducts all of its business and owns all of its properties through the Operating Partnership and the Operating Partnership’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and the Operating Partnership together, as well as the Operating Partnership’s subsidiaries, except where the context otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8.

Overview of Our Company

We are a vertically integrated and self-managed real estate investment trust (“REIT”), focused on acquiring, owning, operating and managing high-quality, conveniently-located apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States and Texas. We currently have approximately 140 full-time employees who provide property management, maintenance, landscaping, administrative and accounting services for the properties we own. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004.

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

In addition, we believe that attractive acquisition opportunities that meet our investment profile remain available in the market. We believe our expected access to capital and the accordion feature in our Revolver (as defined below) along with our extensive industry relationships and management’s expertise, will allow us to compete successfully for such acquisitions and enable us to continue to make accretive acquisitions.

Outlook

The outlook and assumptions presented below contain forward-looking statements and are based on our future view of the apartment market and general economic conditions, as well as other risks outlined above under the caption “Cautionary Note Regarding Forward-Looking Statements” and in “Item 1.A. Risk Factors,” which includes the uncertain outcome of the strategic alternatives review currently being conducted by our Board of Directors. There can be no assurance that our actual results will not differ materially from the outlook and assumptions set forth below. We assume no obligation to update this outlook in the future.

Our outlook is based on the expectation that economic and employment conditions will continue to improve gradually. A limited supply of new apartment units over the past several years, coupled with improving multi-family housing demand, has generally supported improved operating fundamentals across our portfolio. Permits for construction of new apartments and rental units in our markets increased in 2014 as compared to 2013 and 2012, which will lead to increased supply in 2015. We believe that any new supply should be absorbed due to historically low supply in prior years and the consistent employment growth in our markets, but we recognize the potential challenge new lease-up competition can present while those communities attempt to stabilize. We maintain our belief that the relatively young age of our communities and best-in-class amenities keep us well positioned to maintain occupancy levels and to continue to increase effective rents.

Rental and other revenues from same store properties are expected to increase modestly for 2015, compared to 2014, driven primarily by new and renewed leases being completed at slightly higher market rental rates or with reduced discounts and concessions, as we expect occupancy levels to remain relatively consistent with those in 2014. The rate of same store revenue growth is expected to moderate in 2015, compared to 2014, largely attributable to competitive pressures in our submarkets that may limit our ability to increase effective rental rates significantly above current levels. Operating expenses of same store properties are expected to remain generally consistent with 2014. On a year-over-year basis, we expect property taxes, personnel costs and utilities to be the largest contributors to operating expense growth, primarily due to the potential for property tax reassessments and increases in compensation and benefits costs in 2015. As a result, management expects same store property net operating income to moderately improve for 2015. However, management expects net operating income from newly stabilized, non-same store properties to increase considerably in 2015 as four of the six non-same store communities reached stabilized occupancy in the third and fourth quarters of 2014. Also, management is optimistic that the new 100 units at our Waterstone at Big Creek community (“Big Creek”) will experience a successful lease-up once that purchase is available to close late in the first quarter of 2015.

We expect general and administrative expenses to fluctuate seasonally around $2.0 million each quarter in 2015, which is substantially consistent with the rate of expense incurred during the second half of 2014, after the restructuring of management was completed. We also expect to continue to invest in information technology upgrades and incur costs associated with our review of strategic alternatives and our ongoing and future compliance with Sections 302 and 404 of the Sarbanes-Oxley Act. .

We expect interest expense for 2015 to be higher than in 2014 due primarily to our intention to draw on our revolving credit facility to fund the closing of the additional 100 units at Big Creek, which is under binding contract for $15.0 million, as well as our expectation that the interest rate environment will become less favorable than it has been in recent years. See “Liquidity and Capital Resources” section for further discussion. Future equity issuances will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of our common stock relative to other sources of capital and our liquidity position.

During 2015, subject to the outcome of the aforementioned strategic alternatives review, we will look for opportunities to add additional scale in some of our current markets through select acquisitions of new apartment communities, depending on the availability of capital to pursue such acquisitions. We may also opportunistically pursue acquisitions of apartment communities in other geographic regions and markets that possess economic, demographic and other characteristics similar to our existing markets and fit within our strategic plan. In addition, we may take advantage of current market conditions to dispose of older assets and reinvest those proceeds in newer and more attractive communities.

One of our core focuses during 2014 was to strengthen our balance sheet and simplify our capital structure to (i) allow financial and operational flexibility and (ii) provide opportunities to recycle capital through strategic acquisitions and dispositions of our operating properties portfolio. In that regard:

•	On February 23, 2014, pursuant to Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, we converted all of the outstanding 210,915 Class B Contingent Units of limited partnership interests with a stated value of $100.00 per Class B Unit held by a former executive and certain of his affiliates into 2,343,500 common units of partnership interest in the Operating Partnership.
•	On July 11, 2014, we completed the sale of Post Oak, a 126-unit apartment community located in Louisville, Kentucky, receiving net proceeds of $7.8 million;
•	On October 17, 2014, we completed the redemption of 100% of the outstanding 309,130 shares of class A preferred stock in exchange for all interests in four of the five undeveloped land parcels we owned and a $5.0 million cash payment;
•	On October 7, 2014, we entered into a non-binding agreement to sell all interests in our last undeveloped land parcel for $3.6 million, which is expected to close during the second quarter of 2015; and
•	On December 10, 2014, we closed on the sale of our 50% joint venture interest in the Estates of Perimeter, a 240-unit apartment community located in Augusta, Georgia, to an unaffiliated third party, receiving a distribution of net proceeds of $3.4 million from the joint venture.

Summary Results of Operations

2014 Overview

The following discussion of results of operations for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with the Consolidated Statements of Operations and the related notes thereto included in Item 8 of this Form 10-K.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2013 through December 31, 2014. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the years ended December 31, 2014 and 2013, the same store properties included operating properties owned since January 1, 2013, excluding operating properties disposed of during the years ended 2014 and 2013 (see below). No operating properties owned since January 1, 2013 were under construction or undergoing redevelopment and, as a result, no operating properties owned since January 1, 2013 were excluded from the same store portfolio.

For the year ended December 31, 2014, we reported net loss attributable to common stockholders of ($27.8) million compared with a net loss attributable to common stockholders of ($5.6) million for the comparable prior year period.

The principal factors, on a net basis, that impacted our results from continuing operations for the year ended December 31, 2014 included:

•	Increases in same-store revenues of $1.1 million, or 5.2%, and net operating income of $0.7 million, or 6.3%;
•	Increases in revenue and net operating income of $27.4 million and $15.9 million, respectively, from eleven operating properties acquired since March 2013;
•	Management transition expenses of approximately $10.0 million related to the resignation of certain executive officers and other members of management during 2014;
•	a $7.3 million increase in depreciation and amortization expense due to the eleven operating properties acquired since March 2013;
•	a $4.0 million increase in interest expense associated with increased indebtedness used to partially fund the acquisition of eleven operating properties acquired since March 2013;
•	a $0.7 million increase in the costs incurred to acquire operating properties;
•	a $1.0 million increase in recapitalization costs;
•	a $0.5 million increase in loss from early extinguishment of debt associated with refinancing of certain of the operating properties;
•	a decrease of $4.4 million in charges for impairment of our Land Investments;
•	an increase of $1.4 million in gains from real estate asset sales;
•	a $0.6 million decrease in general and administrative expenses; and
•	The prior year period also included a $6.9 million bargain purchase gain from the acquisition of an operating property. There was no similar gain recognized in 2014.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2014 to December 31, 2013

Below are the results of operations for the years ended December 31, 2014 and 2013. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2013 through December 31, 2014. Property revenues include rental revenue and other property revenues. Property expenses include property operations, real estate taxes and insurance.

	Years Ended December 31,		Change
(in thousands)	2014	2013	$	%

Property revenues
Same Store (8 properties)	$21,436	$20,386	$1,050	5.2%
Non Same Store (11 properties)	34,797	7,406	27,391	369.8%
Other (1 property)	634	1,165	(531)	(45.6)%
Total property revenues	$56,867	$28,957	$27,910	96.4%

Property expenses
Same Store (8 properties)	$9,766	$9,404	$(362)	(3.8)%
Non Same Store (11 properties)	14,633	3,174	(11,459)	(361.0)%
Other (1 property)	382	607	225	37.1%
Total property expenses	$24,781	$13,185	$(11,596)	(87.9)%

Same Store Properties—Property Revenues and Property Expenses

As presented in the table above, same store property revenues increased approximately $1.1 million, or 5.2%, for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to a 3.3% increase in average rental rates, an increase of $0.2 million as the result of a 90 basis point increase in average occupancy and an increase of $0.1 million in other property revenues.

	Years Ended December 31,
(in thousands)	2014	2013	$ Change	% Change	% of 2014 Actual

Property expenses
Property taxes	$2,660	$2,537	$(123)	(4.8)%	27.2%
Salaries and benefits for on-site employees	2,570	2,535	(35)	(1.4)%	26.3%
Utilities	1,461	1,380	(81)	(5.9)%	15.0%
Repairs and maintenance	699	698	(1)	(0.1)%	7.2%
Make ready/turnover	574	492	(82)	(16.7)%	5.9%
Property insurance	483	484	1	0.2%	4.9%
Other	1,319	1,278	(41)	(3.2)%	13.5%
Total same store property expenses	$9,766	$9,404	$(362)	(3.8)%	100.0%

Same store property expenses increased approximately $0.3 million, or 2.5%, for the year ended December 31, 2014 as compared to the same period in 2013 after adjusting for the benefit of a $0.1 million 2012 property tax settlement received in the prior year period. The remainder of the increase was primarily a result of increased utilities and make ready/turnover expenses.

Non-Same Store Properties—Property Revenues and Property Expenses

The growth of non-same store property revenues accelerated during the second half of 2013 and first three quarters of 2014 due to our acquisition of three newly-constructed properties that were in lease-up during the second and third quarters of 2013 and six newly-constructed properties that were in lease-up during the first four months of 2014. The last two of the 2014 property acquisitions achieved stabilization during the fourth quarter of 2014.

Similar to the discussion of revenues, non-same store property expenses increased throughout 2013 and 2014 commensurate with the acquisition and lease-up of these properties. Non-same store property expenses are generally distributed in similar proportions as those of our same store portfolio, with property taxes, personnel expenses and the cost of utilities constituting the significant majority of property operating expenses.

(in thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	YTD 2014
Property revenues
Total property revenues	$5,898	$9,043	$9,845	$10,011	$34,797

Property expenses
Property operations and maintenance	$1,632	$2,499	$2,592	$2,550	$9,273
Real estate taxes and insurance	1,094	1,501	1,357	1,408	5,360
Total property expenses	$2,726	$4,000	$3,949	$3,958	$14,633

Number of Communities, end of period	10	11	11	11

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	YTD 2013
Property revenues
Total property revenues	$122	$1,049	$2,523	$3,712	$7,406

Property expenses
Property operations and maintenance	$35	$397	$787	$1,158	$2,377
Real estate taxes and insurance	14	125	259	399	797
Total property expenses	$49	$522	$1,046	$1,557	$3,174

Number of Communities, end of period	1	3	5	5

Other Expenses

	Years Ended December 31,		Change
(in thousands)	2014	2013	$	%
Property expenses
General and administrative	$8,103	$8,683	$580	6.7%
Management transition expenses	$10,021	$-	$(10,021)	*
Interest expense	$12,942	$8,947	$(3,995)	(44.7)%
Depreciation and amortization	$19,250	$11,918	$(7,332)	(61.5)%
Development and pursuit costs	$369	$180	$(189)	(105.0)%
Acquisition and recapitalization costs	$2,675	$919	$(1,756)	(191.1)%
Amortization of deferred financing cost	$1,022	$1,443	$421	29.2%
Loss on early extinguishment of debt	$1,629	$1,146	$(483)	(42.1)%

* Not a meaningful percentage.

General and administrative expense decreased approximately $0.6 million, or 6.7%, for the year ended December 31, 2014 as compared to the same period in 2013, primarily due to the net impact of decreases in short- and long-term incentive compensation ($0.8 million), professional fees primarily attributable to legal and audit services ($0.3 million) and travel expenses ($0.5 million), which were partially offset by increases in other professional and temporary services costs incurred during the transition of management ($0.5 million), information technology and software licensing costs ($0.3 million), costs associated with operating a public company ($0.1 million) and franchise taxes associated with property acquisitions in Texas and Tennessee ($0.1 million).

Management transition expenses for the year ended December 31, 2014 of approximately $10.0 million are associated with the our restructuring of our management team of which approximately $3.8 million was paid in cash, $3.7 million was paid in shares of our common stock, and a $2.5 million charge relating to the conversion of the Class B contingent units into common operating partnership units.

Interest expense increased approximately $4.0 million, or 44.7%, for the year ended December 31, 2014, substantially due to the increase in debt as a result of the aforementioned eleven acquisitions completed since March 2013.

Depreciation and amortization expense for year ended December 31, 2014 increased approximately $7.3 million, or 61.5%, as compared to the same period in 2013. This increase was primarily due to the aforementioned eleven acquisitions completed since March 2013.

Acquisition and recapitalization costs are comprised of costs incurred by us to acquire apartment communities and recapitalization costs not incurred by us as a result of our normal operations that relate to our review of strategic alternatives for us, as well as costs incurred as a result of the 2012 Recapitalization with the Predecessor, including any costs we incur to resolve claims involving the Predecessor’s previous business operations. Acquisition and recapitalization costs are charged to expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For the year ended December 31, 2014, aggregate acquisition expenses of approximately $1.6 million were incurred in the acquisition of Miller Creek, Wake Forest, Aventine, Brier Creek, Craig Ranch and Big Creek. Also during 2014, we incurred approximately $0.3 million in legal and other expense associated with our review of strategic alternatives and $0.7 million of settlement and legal expense associated with disputed charges on property previously owned by the Predecessor. For the year ended December 31, 2013, aggregate acquisition expenses of approximately $0.9 million were incurred in the acquisition of Bridge Pointe, Creekstone, St. James, Talison Row and Fountains Southend.

Amortization of deferred financing costs decreased approximately $0.4 million, or 29.2%, for the year ended December 31, 2014 as compared to the same periods in 2013. The decrease was primarily due to the refinancing of debt on Millenia 700 and The Pointe at Canyon Ridge, which are amortized over a longer period than the previous debt.

Loss on early extinguishment of debt for the year ended December 31, 2014 includes prepayment penalties and write-off of unamortized deferred loan costs related to the refinancing of a bridge loan for Fountains Southend, refinancing of the mortgage note payable for Millenia 700 and the pay down in full of indebtedness on Fox Trails, Mercé Apartments and our former Post Oak property. Loss on early extinguishment of debt for the year ended December 31, 2013 includes the early prepayment penalties related to the refinancing of the bridge loan for The Pointe at Canyon Ridge as well as the refinancing of debt on Arbor River Oaks.

Other Income and Expenses

	Years Ended December 31,		Change
(in thousands)	2014	2013	$	%

Other income	$45	$88	$(43)	(48.9)%
Impairment associated with land holdings	$(7,962)	$(12,419)	$4,457	35.9%
Gains on sales of real estate assets	$1,419	$-	$1,419	*
Gain on bargain purchase	$-	$6,900	$(6,900)	*
Income from operation of discontinued rental property including gains/losses on disposals	$-	$6,272	$(6,272)	*
Loss allocated to noncontrolling interest	$1,935	$2,462	$(527)	(21.4)%

* Not a meaningful percentage.

During the year ended December 31, 2014, we recorded an approximate $8.0 million charge for impairment of the values of four of the five Land Investments. This non-cash impairment charge was based upon fair value estimates determined from unobservable market inputs, such as (i) opinions of value from independent commercial brokers and (ii) purchase offers or bids from unrelated third parties that we believe provide the best indication of the liquidation value of the Land Investments at the time given our intent was to dispose of these Land Investments in connection with the redemption of the outstanding shares of our Class A preferred stock. Approximately $0.7 million of this impairment charge was associated with the Midlothian Land Investment, on which we executed a non-binding contract for sale with an unrelated third party for $3.6 million on October 7, 2014.

During the year ended December 31, 2013, we recorded an approximate $12.4 million charge for impairment of the values of three of the five Land Investments. This non-cash impairment charge was based on a change in classification of these properties to held for sale rather than hold these properties for future development. The impairment charge was based on independent broker opinions of value of the land which was determined to be the best indication of fair market value.

Gains on sales of real estate assets for the year ended December 31, 2014, represents the sale of Post Oak on July 11, 2014 (approximately $0.3 million) and the sale of our 50% joint venture of the Estate of Perimeter on December 10, 2014 (approximately $1.1 million). There were no comparable gains recorded in the year ended December 31, 2013.

Income from operations of discontinued rental property including gains/losses on disposals for the year ended December 31, 2013 primarily represents the sale of Fontaine Woods on March 1, 2013 (approximately $1.6 million), the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million), the sale of Terrace River Oaks on December 16, 2013 (approximately $3.2 million) and the sale of Beckanna on December 24, 2013 (approximately $1.5 million). The 2013 gain was offset by $0.1 million for a post-closing purchase price reduction during the second quarter of 2013 related to the sale of Mill Creek property in the fourth quarter of 2012. The properties included in discontinued operations were all sold during 2013.

Loss allocated to noncontrolling interest for the above periods primarily represents the noncontrolling interest in our Operating Partnership. The percentage of loss allocated to noncontrolling interest decreased during the year ended December 31, 2014 as compared to the same period in 2013 due to the conversion of 210,915 Class B contingent units into 2,343,500 OP units.

Comparison of Years Ended December 31, 2013 to December 31, 2012

Below are the results of operations for the years ended December 31, 2013 and 2012. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2012 through December 31, 2013. Property revenues include rental revenue and other property revenues. Property expenses include property operations, real estate taxes and insurance and property management fees paid to third parties, as such fees were paid prior to the 2012 Recapitalization and will not be incurred in the future, since we are now self-administered.

	Years Ended December 31,		Change
(in thousands)	2013	2012	$	%

Property revenues
Same Store (7 properties)	$14,939	$14,014	$925	6.6%
Non Same Store (7 properties)	14,018	446	13,572	3043.0%
Total property revenues	$28,957	$14,460	$14,497	100.3%

Property expenses
Same Store (7 properties)	$7,234	$7,279	$45	0.6%
Non Same Store (7 properties)	5,951	174	(5,777)	(3,320.1)%
Total property expenses	$13,185	$7,453	$(5,732)	(76.9)%

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

	Years Ended December 31,
(in thousands)	2013	2012	$ Change	% Change	% of 2013 Total

Property expenses
Property taxes	$1,950	$1,792	$(158)	(8.8)%	27.0%
Salaries and benefits for on-site employees	2,011	1,845	(166)	(9.0)%	27.8%
Utilities	1,037	1,118	81	7.2%	14.3%
Repairs and maintenance	638	468	(170)	(36.3)%	8.8%
Make ready/turnover	415	551	136	24.7%	5.7%
Property insurance	316	323	7	2.2%	4.4%
Other	867	1,182	315	26.6%	12.0%
Total same store property expenses	$7,234	$7,279	$45	0.6%	100.0%

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

(in thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	YTD 2013
Property revenues
Total property revenues	$1,683	$2,708	$4,243	$5,384	$14,018

Property expenses
Property operations and maintenance	$502	$856	$1,292	$1,626	$4,276
Real estate taxes and insurance	274	312	488	601	1,675
Total property expenses	$776	$1,168	$1,780	$2,227	$5,951

Number of Communities, end of period	3	5	7	7

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	YTD 2012
Property revenues
Total property revenues	$-	$-	$-	$446	$446

Property expenses
Property operations and maintenance	$-	$-	$-	$153	$153
Real estate taxes and insurance	-	-	-	21	21
Total property expenses	$-	$-	$-	$174	$174

Number of Communities, end of period	-	-	-	2

Other Expenses

	Years Ended December 31,		Change
(in thousands)	2013	2012	$	%

General and administrative	$8,683	$3,748	$(4,935)	(131.7)%
Interest expense	$8,947	$3,751	$(5,196)	(138.5)%
Depreciation and amortization	$11,918	$4,844	$(7,074)	(146.0)%
Development and pursuit costs	$180	$19	$(161)	(847.4)%
Acquisition and recapitalization costs	$919	$2,331	$1,412	60.6%
Amortization of deferred financing cost	$1,443	$636	$(807)	(126.9)%
Loss on early extinguishment of debt	$1,146	$538	$(608)	(113.0)%

* Not a meaningful percentage.

General and administrative expense increased approximately $4.9 million, or 131.7%, for the year ended December 31, 2013 as compared to the same period in 2012. The increase was primarily due to (i) growth in the number of corporate personnel needed to manage a public company and to acquire, manage and maintain the increased number of properties that we acquired late in the fourth quarter 2012 and during 2013, (ii) separation costs relating to the resignation of an executive officer during 2013, (iii) increased stock-based compensation expense primarily attributable to the value of certain employee shares granted that fully vested during 2013, (iv) increased professional fees primarily attributable to legal fees and the audit of our annual financial statements and review of our quarterly financial statements, (v) directors fees and director and officers insurance which were not incurred prior to the 2012 Recapitalization and (vi) increased overhead from being a self-administered and self-managed company after the 2012 Recapitalization and after the IPO in May 2013.

Interest expense increased approximately $5.2 million, or 138.5% for the year ended December 31, 2013, which was primarily due to the debt increase as a result of the aforementioned seven acquisitions completed between December 2012 and during the year ended December 2013, the additional interest associated with the noncontrolling interests in four properties contributed in the 2012 Recapitalization, and the BMO Credit Facility that we entered in early 2013.

Depreciation and amortization expense for the year ended December 31, 2013 as compared to the same period in 2012 increased approximately $7.1 million, or 146.0%. This increase was primarily due to the seven acquisitions completed between December 2012 and December 2013.

Development and pursuit costs increased approximately $0.2 million, or 847.4% for the year ended December 31, 2013 as compared to the same period in 2012. This increase was primarily due to interest and real estate taxes incurred for two of our four parcels of land held for future development. Since the beginning of the third quarter of 2013, we ceased capitalizing interest and costs for our Land Held for Future Development properties.

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

Loss on early extinguishment of debt for the year ended December 31, 2013 includes prepayment penalties related to the refinancing of a bridge loan for Pointe at Canyon Ridge as well as the refinancing of debt on Arbor River Oaks. Loss on early extinguishment of debt for the year ended December 31, 2012 includes a prepayment penalty and the write-off of the remaining deferred loan costs for Pointe at Canyon Ridge.

Acquisition expenses are charged to current expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For the year ended December 31, 2013, acquisition expenses were approximately $0.9 million, primarily due to costs incurred in the acquisition of Talison Row, Fountains Southend, Creekstone at RTP, St. James at Goose Creek and Vintage at Madison Crossing. For the year ended December 31, 2012, acquisition expenses were approximately $0.5 million, primarily due to costs incurred in the acquisition of Westmont and Millenia 700. Approximately $1.8 million in recapitalization costs were incurred in connection with the 2012 Recapitalization and are included in the results for the year ended December 31, 2012.

Other Income and Expenses

	Years Ended December 31,		Change
(in thousands)	2013	2012	$	%

Other income	$88	$267	$(179)	(67.0)%
Impairment associated with land holdings	$(12,419)	$-	$(12,419)	*
Gain on bargain purchase	$6,900	$-	$6,900	*
Income (loss) from operation of discontinued rental
property including gains/losses on disposals	$6,272	$(4)	$6,276	*
Loss allocated to noncontrolling interest	$2,462	$1,709	$(753)	(44.1)%

* Not a meaningful percentage.

Approximately $12.4 million of impairment was recorded in the year ended December 31, 2013 to write down the carrying value of our Land Held for Future Development properties. In February 2014, management determined that we should sell these properties rather than hold them for future development. As a result, the carrying values of these properties as of December 31, 2013 were reduced. The impairment charges were based on recent independent broker opinions of value of the land, which were determined to be the best indication of fair market value. No impairment was recorded in the year ended December 31, 2012.

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

Income (loss) from operations of discontinued rental property including gains/losses on disposals for the year ended December 31, 2013 primarily represents the sale of Fontaine Woods on March 1, 2013 (approximately $1.6 million), the sale of Oak Reserve on June 12, 2013 (approximately $0.5 million), the sale of Terrace of River Oaks on December 16, 2013 (approximately $3.2 million) and the sale of Beckanna on December 24, 2013 (approximately $1.5 million). The gain was partially offset by $0.1 million for a post-closing purchase price reduction during the second quarter of 2013 related to the sale of the Mill Creek property in the fourth quarter of 2012.

Income (loss) from operations of discontinued rental property including gains/losses on disposals for the year ended December 31, 2012 primarily represents the sale of Mill Creek on November 16, 2012 (approximately $2.2 million). Offsetting this gain is the aforementioned five discontinued operating properties operating losses.

Loss allocated to noncontrolling interests for the above periods primarily represents the noncontrolling interest in our Operating Partnership since the 2012 Recapitalization. The loss allocated to noncontrolling interest as a percentage of net loss decreased significantly in the third quarter of 2013 due to dilution as a result of the initial public offering in May 2013.

Non-GAAP Financial Measures

Net Operating Income

We believe that net operating income (“NOI”) is a useful measure of our operating performance. NOI meets the definition of “non-GAAP financial measures” as set forth in Item 10(e) of Regulation S-K promulgated by the SEC. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. NOI should not be considered an alternative to net income (determined in accordance with GAAP) as an indication of our performance. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties as it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. In addition, results for the years ended December 31, 2014 and 2013 represent continuing operations; therefore, NOI for the year ended December 31, 2013 excludes discontinued property operations (Oak Reserve at Winter Park, The Beckanna on Glenwood, Fontaine Woods, Terrace at River Oaks and Estates of Mill Creek).

	Years Ended December 31,
(in thousands)	2014	2013
Net Operating Income
Same Store (8 properties) (1)	$11,670	$10,982
Non Same Store (11 properties)	20,164	4,232
Other (1 property)	252	558
Total property NOI	$32,086	$15,772

Reconciliation of NOI to GAAP Net Loss

Total property NOI	$32,086	$15,772
Other income	45	88
Gains on sales of real estate assets	1,419	-
Gain on bargain purchase	-	6,900
Depreciation and amortization	(19,250)	(11,918)
Development and pursuit costs	(369)	(180)
Interest expense	(12,942)	(8,947)
Amortization of deferred financing costs	(1,022)	(1,443)
Loss on early extinguishment of debt	(1,629)	(1,146)
General and administrative	(8,103)	(8,683)
Management transition expenses	(10,021)	-
Impairment associated with land holdings	(7,962)	(12,419)
Acquisition and recapitalization costs	(2,675)	(919)
Income from unconsolidated joint venture	106	67
Loss from continuing operations	(30,317)	(22,828)
Discontinued operations	-	6,272
Net loss	(30,317)	(16,556)
Loss allocated to noncontrolling interests	1,953	2,462
Adjustments related to earnings per share computation (2)	567	8,483

Net loss attributable to common stockholders	$(27,797)	$(5,611)

(1)	We define “Same Store” as properties owned and stabilized since January 1, 2013 through December 31, 2014. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property to be stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. No properties owned since January 1, 2013 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2013 were excluded from the same store portfolio. For the periods presented, "Same Store" properties are comprised of: The Pointe at Canyon Ridge, Arbor River Oaks, Lakeshore on the Hill, The Trails of Signal Mountain, Mercé Apartments, Fox Trails, Millenia 700, and Westmont Commons.
(2)	See Notes B and G to the accompanying Consolidated Financial Statements.

The results for the years ended December 31, 2013 and 2012 represent continuing operations and; therefore, exclude NOI from discontinued property operations (2013: Oak Reserve at Winter Park, The Beckanna on Glenwood, Fontaine Woods, Terrace at River Oaks and Estates of Mill Creek and 2012: Estates of Mill Creek).

	Years Ended December 31,
(in thousands)	2013	2012
Net Operating Income
Same Store (7 properties) (1)	$7,705	$7,065
Non Same Store (7 properties)	8,067	272
Total property NOI	$15,772	$7,337

Reconciliation of NOI to GAAP Net Loss

Total property NOI	$15,772	$7,337
Add (subtract):
Property management fees paid to third parties	-	(330)
Property NOI, continuing operations	15,772	7,007
Other income	88	267
Gain on bargain purchase	6,900	-
Depreciation and amortization	(11,918)	(4,844)
Development and pursuit costs	(180)	(19)
Interest expense	(8,947)	(3,751)
Amortization of deferred financing costs	(1,443)	(636)
Loss on early extinguishment of debt	(1,146)	(538)
General and administrative	(8,683)	(3,748)
Impairment associated with land holdings	(12,419)	-
Acquisition and recapitalization costs	(919)	(2,331)
Income from unconsolidated joint venture	67	46
Loss from continuing operations	(22,828)	(8,547)
Discontinued operations	6,272	(4)
Net loss	(16,556)	(8,551)
Loss allocated to noncontrolling interests	2,462	1,709
Adjustments related to earnings per share computation (2)	8,483	(376)
Net loss attributable to common stockholders	$(5,611)	$(7,218)

(1)	We define “Same Store” as properties owned and stabilized since January 1, 2012 through December 31, 2013. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property to be stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. No properties owned since January 1, 2013 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2012 were excluded from the same store portfolio. For the periods presented, "Same Store" properties are comprised of: The Pointe at Canyon Ridge, Arbor River Oaks, Lakeshore on the Hill, The Trails of Signal Mountain, Mercé Apartments, Fox Trail and our former Post Oak property.
(2)	See Notes B and G to the accompanying Consolidated Financial Statements.

Funds from Operations, Core FFO and Adjusted FFO

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income (computed in accordance with GAAP), excluding gains (losses) from sales of property, bargain purchase gains, and recognized impairment of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO is in accordance with the NAREIT definition. FFO meets the definition of “non-GAAP financial measures” as set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

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

Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items, such as gains and losses on early extinguishment of debt, transaction costs related to acquisitions and recapitalization, management transition expenses and certain other non-cash or non-comparable items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance with other multifamily REITs. Accordingly, management believes that it is helpful to investors to add back non-comparable and non-cash items to arrive at Core FFO.

Management also uses Adjusted FFO (“AFFO”) as an operating measure, which is defined as FFO or, alternatively, Core FFO, depending on the existence of any non-cash, non-comparable items as described above, less recurring and non-recurring capital expenditures. Management believes that AFFO is a relevant operating measure as it provides an indication as to whether a REIT can fund from its operating performance the capital expenditures necessary to maintain the condition of its operating real estate assets.

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net loss attributable to common stockholders, as computed in accordance with GAAP:

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012

Net loss attributable to common stockholders	$(27,797)	$(5,611)	$(7,218)
Net loss allocated to noncontrolling interest	(1,953)	(2,462)	(1,709)
Adjustments related to earnings per share computation (1)	(1,260)	(9,475)	-
Impairment associated with land holdings	7,962	12,419	-
Real estate depreciation and amortization - continuing operations	19,589	12,006	4,844
Real estate depreciation and amortization - discontinued operations	-	476	3,709
Real estate depreciation and amortization - unconsolidated joint venture	302	396	391
Gain on bargain purchase	-	(6,900)	-
Gains on sales of real estate assets (2)	(1,419)	(6,685)	(2,183)
Funds from operations (3)	(4,576)	(5,836)	(2,166)
Management transition expenses	10,021	-	-
Acquisition and recapitalization costs	2,675	919	2,331
Loss on early extinguishment of debt	1,629	1,558	538
Non-cash straight-line adjustment for ground lease expenses	-	401	395
Non-cash portion of stock awards	477	1,471	-
Non-cash accretion of preferred stock and units	462	651	376
Core funds from operations (3)	$10,688	$(836)	$1,474
Recurring capital expenditures	(1,212)	(729)	(515)
Non-recurring capital expenditures	(1,204)	(902)	(161)
Adjusted funds from operations (3)	$8,272	$(2,467)	$798

Per share data diluted:
Funds from operations	$(0.12)	$(0.52)	$(0.47)
Core funds from operations	$0.28	$(0.07)	$0.32
Adjusted funds from operations	$0.22	$(0.22)	$0.17

Weighted average common shares outstanding (4)	35,525	8,935	2,278
Weighted average common units outstanding	2,344	2,344	2,344
Weighted average common shares and units outstanding (4)	37,869	11,279	4,622

(1)	See Notes B and G to the accompanying Consolidated Financial Statements.
(2)	Includes gains from sale of real estate assets reflected as part of continued and discontinued operations in the accompanying consolidated statement of operations.
(3)	Individual line items include results from discontinued operations where applicable.
(4)	Includes non-vested portion of restricted stock awards.

Liquidity and Capital Resources

As of December 31, 2014, our outstanding indebtedness was $344.8 million, which is comprised of $297.8 million mortgage indebtedness secured by our properties and $47.0 million of borrowings under our Revolver (as defined below).

Factors which could increase or decrease our future liquidity include, but are not limited to, access to and volatility in capital and credit markets; sources of financing; our ability to complete asset purchases, sales or developments; and the effect our debt level and changes in credit ratings could have on our cost of funds.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our Revolver, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of certain properties, and net proceeds from offerings of our securities. As of December 31, 2014, we had $13.3 million of available cash on hand, and $11.1 million available for future borrowings under the Revolver that can be used for general corporate purposes.

As of the date of this Annual Report, we had approximately $11.0 million of available cash on hand and approximately $11.1 million available for future borrowings under the Revolver that can be used for acquisitions and general corporate purposes.

Share Issuances

On January 16, 2014, we received net cash proceeds of approximately $147.1 million after deducting offering expenses of approximately $2.9 million payable by us from the sale of 24,881,517 shares of our common stock offered in our Rights Offering and the related transactions. We contributed the net proceeds we received from the Rights Offering and the related transactions to our Operating Partnership in exchange for common units of our Operating Partnership. The Operating Partnership used approximately (i) $94.6 million, which included approximately $1.5 million for acquisition costs, to acquire five communities, (ii) $26.0 million to repay short-term borrowings under our Revolver, which were repaid within five business days after initially being borrowed, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with their refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development, leaving approximately $5.6 million for working capital and general corporate purposes.

Secured Revolving Credit Facility

On January 31, 2014, we and the Operating Partnership entered into a revolving credit agreement (the “Revolver”) with Regions Bank as Lead Arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75.0 million commitment with an accordion feature allowing us to increase borrowing capacity to $250.0 million subject to certain approvals and meeting certain criteria. The Revolver has an initial three-year term that can be extended at our option for up to two, one-year periods and has a variable interest rate of LIBOR, as defined in the agreement, plus a margin of 175 basis points to 275 basis points, depending on our consolidated leverage ratio. As of December 31, 2014, the weighted average interest rate was approximately 2.70%.

The Revolver is guaranteed by us and certain of our subsidiaries and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the loan documents. Availability under the Revolver is permitted up to sixty-five percent (65%) of the value of the Borrowing Base subject to the limitations set forth in the loan documents. The loan documents contain customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common shares, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the loan documents require us to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $123.0 million plus 75.0% of the proceeds of any future equity issuances by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;

•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than (i)1.3 to 1.0 from the effective date of the loan documents to and including March 31, 2014, (ii) 1.4 to 1.0 from April 1, 2014 to and including June 30, 2014, and (iii) 1.5 to 1.0 from July 1, 2014 and at all times thereafter;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the loan documents; and
•	restrictions on certain dividend and distribution payments.

As of December 31, 2014, we were in compliance with all applicable covenants, including these financial covenants.

In conjunction with the closing of the Revolver, we borrowed approximately $27.0 million to pay down, in full, indebtedness secured by Fox Trails of $14.9 million, Mercé Apartments of $5.5 million and our former Post Oak property of $5.3 million as these properties served as collateral on the Revolver and to pay fees associated therewith. The remainder of the amount borrowed of approximately $0.9 million was used for closing costs and other expenses related to the Revolver and approximately $0.4 million for working capital purposes.

On February 24, 2014, the parties executed a First Amendment to the Credit Agreement with Regions to modify the definition of the components of EBITDA to include non-recurring cash costs in an amount not to exceed $4.0 million incurred during the first quarter of 2014, as a result of the separation of various officers from management.

On April 7, 2014, we entered into a Second Amendment to our Revolver and an Accession Agreement with the participating banks in the Revolver to modify certain terms and conditions of the Revolver related to the additions of new borrowing base properties. Also, on April 7, 2014, we drew $37.0 million from the Revolver to complete the purchase of Big Creek. During the year ended December 31, 2014, we repaid $17.0 million under the Revolver.

On August 5, 2014, we and the Operating Partnership executed a Third Amendment to the Credit Agreement to modify certain terms and conditions of the Revolver related to cash dividends paid by us for any fiscal year ending after December 31, 2014, such dividends shall not exceed the greater of (i) the amount required to be distributed for us to maintain our REIT status or (ii) 95.0% of our Funds From Operations for such period.

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

Short-Term Liquidity Requirements

Our short-term liquidity requirements will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unitholders, as well as the acquisition described below. We expect to meet these requirements using our cash on hand, the net cash provided by operations, the net cash proceeds from the sale of certain properties and, to the extent available, by accessing our Revolver.

Dividend Declared

On February 23, 2015 the Board approved a dividend in the amount of $0.095 per share, payable to holders of record of shares of common stock and common Operating Partnership units as of March 31, 2015, totaling approximately $3.7 million which is payable on April 15, 2015.

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

Acquisition of Big Creek Phase II

As of December 31, 2014, we are party to an agreement to purchase an additional 100 units adjacent to our Waterstone at Big Creek community for $15.0 million for which a $0.2 million nonrefundable deposit has been paid by us. The closing of this acquisition is expected near the end of the first quarter of 2015.

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

Cash Flows Summary

Below is a summary of our recent cash flow activity:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Sources (uses) of cash and cash equivalents:
Operating activities	$15,066	$(3,264)	$(1,160)
Investing activities	(127,217)	(49,406)	2,893
Financing activities	116,422	56,809	2,519
Net change in cash and cash equivalents	$4,271	$4,139	$4,252

Cash Flows for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Activities

Net cash provided by operating activities increased $18.3 million to $15.0 million for the year ended December 31, 2014 compared to approximately $3.3 million net cash used in operating activities for the year ended December 31, 2013. This increase was primarily the result of a $16.6 million increase in net operating income primarily associated with our operating communities, a $12.6 million reduction in prepaid expenses and other assets, primarily from applying deposits to acquisitions and deferred offering costs, a $0.5 million reduction in restricted cash, and a $0.2 million increase from security deposits, deferred rents and other liabilities. Partially offsetting these increases is $3.8 million in cash expenditures associated with the restructuring of management, a $1.0 million increase in net cash paid for acquisition and recapitalization costs, a $4.4 million increase in net interest payments, a $1.0 million decrease from accounts payable and other accrued expenses, a $0.4 million increase in general and administrative expenses, a $0.2 million increase in development and pursuit costs, and $0.8 million reduction in net cash provided by discontinued operations.

Investing Activities

Net cash used in investing activities was approximately $127.2 million during the year ended December 31, 2014 compared to approximately $49.4 million net cash used in investing activities during the year ended December 31, 2013. The increase in net cash used in investing activities was primarily the result of the use of approximately $135.1 million during year ended December 31, 2014 for the acquisition of six properties compared to the use of approximately $62.2 million during the year ended December 31, 2013 for the acquisition of five properties. Additions from property capital expenditures during the year ended December 31, 2014 totaled $3.4 million as compared to $2.3 million in the comparable prior year period and $1.5 million in cash paid for the acquisition of a mortgage note during the year ended December 31, 2013. Partially offsetting the cash used in investing activities during the year ended December 31, 2014 is approximately $11.2 million of net proceeds from the sale of an operating property and an unconsolidated joint venture operating property which are included in continued operations and $16.2 million from the sale of four operating properties included in discontinued operations during the year ended December 31, 2013.

Financing Activities

Net cash provided by financing activities was approximately $116.4 million during the year ended December 31, 2014 compared to approximately $56.8 million net cash provided by financing activities during the year ended December 31, 2013. The increase in net cash provided by financing activities was primarily due to $92.6 million of net proceeds from the issuance of our common stock, net of offering costs, a $72.8 million increase in proceeds from indebtedness, a $0.7 million reduction in related parties receivable, a $0.3 million reduction in prepayment fees for early extinguishment of debt, a $3.7 million reduction in payments for redemption of noncontrolling interest, and a $4.2 million reduction in net cash used in discontinued operations. Partially offsetting these increases is $98.9 million increase in debt repayment, a $1.2 million increase in payments of deferred loan costs, a $8.1 million increase in distributions to stockholders and unit holders, cash payments of $5.3 million for the redemption of our Class A preferred shares, and cash payments of $1.2 million to cover withholding taxes related to restricted shares vested during the year ended December 31, 2014.

Cash Flows for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Operating Activities

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

Investing Activities

Net cash used in investing activities was approximately $49.4 million during the year ended December 31, 2013 compared to net cash provided by investing activities of approximately $2.9 million during the year ended December 31, 2012. The increase in net cash used in investing activities was primarily the result of the use of approximately $62.2 million during the year ended December 31, 2013 for the acquisition of five properties compared to the use of approximately $4.5 million during the year ended December 31, 2012 for the acquisition of two properties. The purchase of real estate assets during the year ended December 31, 2013 totaled $2.3 million, including $1.5 million in cash paid for the acquisition of a mortgage note, compared to $1.5 million during the year ended December 31, 2012. Partially offsetting the cash used in investing activity is the net proceeds of approximately $16.3 million from the sale of four properties held for sale during the year ended December 31, 2013 compared to net proceeds of approximately $7.9 million from the sale of a property and net proceeds of approximately $0.8 million from the sale of land that was owned by Feldman prior to the 2012 Recapitalization during the year ended December 31, 2012.

Financing Activities

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

Contractual Obligations

As of December 31, 2014, we were subject to the contractual obligations summarized in the table below. Interest rates effective as of December 31, 2014 were used in the table to estimate interest payments on variable rate debt.

	Obligation Due Date
Contractual Obligations		Less than 1			More than 5
(in thousands)	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt (1)	$436,255	$14,455	$83,739	$37,770	$300,291
Operating lease (2)	424	267	157	-	-

Total contractual obligations	$436,679	$14,722	$83,896	$37,770	$300,291

(1)	Amounts include principal and interest payments.
(2)	Amounts relate to obligations under operating lease for our headquarters in Aventura, Florida.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

Property Expenses

Operating expenses associated with the rental properties include costs to maintain the property on a day to day basis as well as any utility costs, real estate taxes and insurance premiums. Operating expenses are recognized as incurred.

Share-Based Compensation

From time to time, we award restricted stock awards (“RSAs”) under the 2013 Equity Incentive Plan (as amended, the “2013 EIP”), which has approximately nine years remaining, to attract and retain independent directors, executive officers and other key employees. The RSAs issued to independent directors, executives and employees generally vest over four years. We recognize compensation expense for non-vested shares with service conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. The 2013 EIP was amended in April 2014. The shares can be issued as RSAs, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Accounting for Recapitalization

For legal purposes, our 2012 Recapitalization consisted of the contribution by the Trade Street Funds of all of their respective interests in the entities that own the Contributed Properties and the Contributed Land Investments and the contribution by Trade Street Advisor GP, Inc., Trade Street Capital and Mr. Baumann and his wife and all of their interest in the real estate investment advisory and management platform to the surviving legal entity, Trade Street Residential, Inc., a Maryland corporation, formerly known as Feldman Mall Properties, Inc. prior to June 1, 2012. For accounting purposes the transaction was accounted for as a recapitalization, and TSIA, which was owned and controlled by Mr. Baumann, was deemed to be the “accounting acquirer.” Accordingly, the accompanying historical audited financial statements of Trade Street Residential, Inc. and the audited historical consolidated financial statements of Trade Street Residential, Inc. included elsewhere in this Annual Report and the discussion below represent the historical financial statements of the entities contributed to the Operating Partnership prior to June 1, 2012, which have been retroactively adjusted to reflect the legal capital of the recapitalized corporation, and Trade Street Residential Inc. subsequent to June 1, 2012. See Note A to the consolidated financial statements for further discussion.

Accounting for the Variable Interest Entity

Under Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC 810, “Consolidation,” when a reporting entity is the primary beneficiary of an entity that is a variable interest entity as defined in FASB ASC 810, the variable interest entity must be consolidated into the financial statements of the reporting entity. The determination of the primary beneficiary requires management to make significant estimates and judgments about rights, obligations, and economic interests in such entities as well as the same of the other owners. A primary beneficiary has both the power to direct the activities that most significantly impact the variable interest entity, and the obligation to absorb losses and the right to receive benefits from the variable interest entity. Unconsolidated joint ventures in which we do not have a controlling interest but exercise significant influence are accounted for using the equity method, under which we recognize our proportionate share of the joint venture’s earnings and losses. The entities contributed to the Operating Partnership in the 2012 Recapitalization were under common control, directly or indirectly owned by an individual.

Recent Accounting Standards

See Note A, “Nature of Business and Significant Accounting Policies” in the notes to the consolidated financial statements for a discussion of recent accounting standards issued during the year ended December 31, 2014.

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

Fixed Interest Rate Debt

As of December 31, 2014, we had approximately $297.8 million of fixed rate debt, or approximately 86.4% of our total outstanding debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate debt had a weighted average effective interest rate as of December 31, 2014 of 4.03% per annum with an average duration to maturity of 7.75 years.

Variable Interest Rate Debt

As of December 31, 2014, we had approximately $47.0 million of variable rate debt, or approximately 13.6% of our total outstanding debt, which was associated with the Revolver, but we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on the Revolver would result in a decrease or increase of annual net income of approximately $0.5 million, respectively. The Revolver had a weighted average effective interest rate as of December 31, 2014 of approximately 2.7% per annum with 2.1 years to maturity.

Item. 8 Financial Statements and Supplementary Data.

Our response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system was designed under the supervision of our Chief Executive Officer and Chief Accounting Officer (principal financial officer) and with the participation of management to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Accounting Officer (principal financial officer), management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from our Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 11. Executive Compensation.

This information is incorporated by reference from our Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our Proxy Statement to be issued in connection with the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2014

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	179,927	$7.85	2,428,479
Equity compensation plans not approved by security holders	-	-	-

Totals	179,927	$7.85	2,428,479

(1)	See Note H to the Consolidated Financial Statements for more information about our stock-based compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from our Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference from our Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

PART IV

Item 15. Exhibits and Financial Statements.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

The following documents are filed as part of this report.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Index to Exhibits:

The following exhibits are filed as part of or incorporated by reference into this report.

Exhibit No.	Description

2.1	Contribution Agreement by and among Trade Street Property Fund I, LP, Trade Street Capital, LLC, Feldman Mall Properties, Inc., Feldman Equities Operating Partnership, LP, and BCOM Real Estate Fund, LLC, dated April 23, 2012, (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-11/A filed by the Registrant on February 14, 2013 (File No. 333-185936)).

2.2	First Amendment to Contribution Agreement, dated May 31, 2012 (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-11/A filed by the Registrant on February 14, 2013 (File No. 333-185936)).

3.1	Articles of Restatement of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11/A filed by the Registrant on March 29, 2013 (File No. 333-185936)).

3.2	Third Amended and Restated Bylaws of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11/A filed by the Registrant on January 24, 2013 (File No. 333-185936)).

10.1	Standby Purchase Agreement, dated as of November 12, 2013, by and among Trade Street Residential, Inc., Senator Global Opportunity Fund LP, and Senator Global Opportunity Intermediate Fund L.P. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Exhibit 8-K filed by the Registrant on November 12, 2013 (File No. 001-32365)).

10.2	Stockholders Agreement, dated as of January 16, 2014, by and among Trade Street Residential, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K filed by the Registrant on January 21, 2014 (File No. 001-32365)).

10.3	Management Purchase Agreement, dated as of November 12, 2013, by and among Trade Street Residential, Inc., Michael Baumann and David Levin (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K filed by the Registrant on November 12, 2013 (File No. 001-32365)).

10.4	First Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, dated February 8, 2013 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11/A filed by the Registrant on February 14, 2013 (File No. 333-185936)).

Exhibit No.	Description

10.5	Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11/A filed by the Registrant on March 29, 2013 (File No. 333-185936)).

10.6	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, dated February 23, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

10.7	Credit Agreement, dated as of January 31, 2014, by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, Regions Bank, as lead arranger, U.S. Bank National Association and the other lenders named therein (the “Regions Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.8	First Amendment to Credit Agreement, dated as of February 24, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Current Report filed on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

10.9*	Second Amendment to Credit Agreement, dated as of April 7, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent.

10.10*	Third Amendment to Credit Agreement dated, as of August 5, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent.

10.11	Fourth Amendment to Credit Agreement, dated as of October 16, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on October 21, 2014 (File No. 001-32365)).

10.12	Revolving Note by Trade Street Residential Operating Partnership, LP in the amount of $25,000,000 for Regions Bank, dated January 31, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.13	Revolving Note by Trade Street Residential Operating Partnership, LP in the amount of $50,000,000 for Regions Bank, dated January 31, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.14	Swingline Note by Trade Street Residential Operating Partnership, LP for Regions Bank in the amount of $10,000,000, dated January 31, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.15	Guaranty, dated as of January 31, 2014, executed and delivered by Trade Street Residential, Inc., BSF-Arbors River Oaks, LLC, Post Oak JV, LLC, Fox Partners, LLC and Merce Partners LLC in favor of Regions Bank, in its capacity as Administrative Agent for the lenders named in the Regions Credit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.16	Third Amendment to Purchase and Sale Agreement by and between Miller Creek Residences, LLC and Trade Street Operating Partnership, LP, dated December 3, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.17	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Miller Creek, LLC to David J. Harris, as Trustee, for the benefit of New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.18	Promissory Note by TS Miller Creek, LLC to New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.19	Guaranty executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP for the benefit of New York Life Insurance Company, dated January 21, 2014, with respect to Miller Creek (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

Exhibit No.	Description

10.20	Purchase and Sale Agreement by and between Wake Forest Apartments LLC and Trade Street Operating Partnership, LP, dated October 29, 2012 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.21	Amendment to Purchase and Sale Agreement by and between Wake Forest Apartments LLC and Trade Street Operating Partnership, LP, dated January 14, 2014 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.22	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Wake Forest Apartments LLC to The Fidelity Company, as Trustee, for the benefit of New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.23	Promissory Note by Wake Forest Apartments, LLC to New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.24	Guaranty executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP for the benefit of New York Life Insurance Company, dated as of January 21, 2014, with respect to the Estate of Wake Forest (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.25	Second Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, LP, dated December 26, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.26	Third Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, LP, dated January 3, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.27	Fourth Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, LP, dated January 17, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.28	Promissory Note by TS Aventine, LLC to The Northwestern Mutual Life Insurance Company, dated February 3, 2014 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.29	Guarantee of Recourse Obligations executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, dated February 3, 2014 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.30	Purchase and Sale Agreement by and among Morrow Investors, Inc., Trade Street Operating Partnership, LP, and the sellers named therein, dated February 26, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 4, 2014 (File No. 001-32365)).

10.31	Deed of Trust and Security Agreement by and among TS Craig Ranch, LLC, Kevin L. Westra and The Northwestern Mutual Life Insurance Company, dated March 12, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 24, 2014 (File No. 001-32365)).

10.32	Promissory Note by TS Craig Ranch, LLC to The Northwestern Mutual Life Insurance Company, dated March 12, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 24, 2014 (File No. 001-32365)).

10.33	Guarantee of Recourse Obligations executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, dated March 12, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on March 24, 2014 (File No. 001-32365)).

10.34	Binding Term Sheet for the Repurchase of Class A Preferred Stock by and among Trade Street Residential, Inc., BCOM Real Estate Fund Liquidating Trust and BREF/BUSF Millenia Associates, LLC, dated February 23, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

Exhibit No.	Description

10.35	Separation Agreement and Release by and between Michael D. Baumann and Trade Street Residential, Inc., dated February 23, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

10.36	Separation Agreement and Release by and between David Levin and Trade Street Residential, Inc., dated as of March 17, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2014 (File No. 001-32365)).

10.37+	Indemnification Agreement, dated as of January 16, 2014, by and between Trade Street Residential, Inc. and Michael Simanovsky (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2014 (File No. 001-32365)).

10.38+	Indemnification Agreement, dated as of February 11, 2014, by and between Trade Street Residential, Inc. and Evan Gartenlaub (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.39	Indemnification Agreement by and between Trade Street Residential, Inc. and each of its directors and officers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q filed by the Registrant on August 11, 2014 (File No. 001-32365)).

10.40	Separation Agreement and Release by and between Ryan Hanks and Trade Street Residential, Inc., dated November 3, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q filed by the Registrant on November 7, 2014 (File No. 001-32365)).

10.41+	Employment Agreement, effective as of April 30, 2014, by and between Richard Ross and Trade Street Residential, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on 10-Q filed by the Registrant on August 11, 2014 (File No. 001-32365)).

10.42+	Employment Agreement, effective as of August 7, 2014, by and between Ryan Hanks and Trade Street Residential, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q filed by the Registrant on August 11, 2014 (File No. 001-32365)).

10.43+	Employment Agreement, effective as of May 19, 2014, by and between Randall Eberline and Trade Street Residential, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 22, 2014 (File No. 001-32365)).

10.44	Class A Preferred Stock Redemption Agreement, dated as of October 17, 2014, by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, BCOM Real Estate Fund, LLC Liquidating Trust, Trade Street Property Fund I, LP Liquidating Trust and Michael D. Baumann (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 21, 2014 (File No. 001-32365)).

10.45+	Trade Street Residential, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated April 28, 2014 (incorporated by reference to Appendix A to Trade Street Residential, Inc.’s definitive Proxy Statement filed on April 29, 2014).

21.1*	List of subsidiaries of Trade Street Residential, Inc.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For the years ended December 31, 2014, 2013 and 2012

101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically with this report

+	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADE STREET RESIDENTIAL, INC.

Date: March 13, 2015	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ Richard H. Ross	Chief Executive Officer (principal executive officer)	March 13, 2015
Richard H. Ross

/s/ Randall Eberline	Chief Accounting Officer (principal financial officer)	March 13, 2015
Randall Eberline

/s/ Mack D. Pridgen III	Chairman of the Board	March 13, 2015
Mack D. Pridgen III

/s/ Randolph C. Coley	Director	March 13, 2015
Randolph C. Coley

/s/ Nirmal Roy	Director	March 13, 2015
Nirmal Roy

/s/ Michael Simanovsky	Director	March 13, 2015
Michael Simanovsky

/s/ Adam Sklar	Director	March 13, 2015
Adam Sklar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Trade Street Residential, Inc.

We have audited the accompanying consolidated balance sheets of Trade Street Residential, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trade Street Residential, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Miami, Florida

March 13, 2015

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2014	2013

ASSETS
Real estate assets
Land and improvements	$88,766	$58,560
Buildings and improvements	464,002	272,849
Furniture, fixtures, and equipment	15,774	9,016
	568,542	340,425
Less accumulated depreciation	(27,475)	(14,369)
Net investment in operating properties	541,067	326,056

Land held for future development (including $0 and $1,477 of consolidated variable interest entity, respectively)	-	31,963
Real estate assets held for sale	3,492	-
Net real estate assets	544,559	358,019
Other assets
Investment in unconsolidated joint venture	-	2,421
Cash and cash equivalents (including $0 and $148 of consolidated variable interest entity, respectively)	13,308	9,037
Restricted cash and lender reserves	2,590	3,203
Deferred financing costs, net	4,599	3,022
Intangible assets, net	588	1,571
Prepaid expenses and other assets	2,475	9,560
Due from related parties	-	803
Assets related to real estate assets held for sale	549	-
	24,109	29,617

TOTAL ASSETS	$568,668	$387,636

LIABILITIES
Indebtedness	$344,756	$249,584
Accrued interest payable	887	840
Accounts payable and accrued expenses	7,531	6,119
Dividends payable	3,709	1,247
Security deposits, deferred rent and other liabilities	1,783	1,443
TOTAL LIABILITIES	358,666	259,233

Commitments & contingencies	-	-

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423 shares authorized, 0 and 309 shares issued and outstanding at December 31, 2014 and 2013, respectively	-	3
Common stock, $0.01 par value per share; 1,000,000 authorized; 36,699 and 11,469 shares issued and outstanding at December 31, 2014 and 2013, respectively	367	115
Additional paid-in capital	274,733	162,681
Accumulated deficit	(80,417)	(52,053)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	194,683	110,746
Noncontrolling interest	15,319	17,657
TOTAL STOCKHOLDERS' EQUITY	210,002	128,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$568,668	$387,636

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Property revenues
Rental revenue	$51,372	$26,261	$13,212
Other property revenues	5,495	2,696	1,248
Total property revenues	56,867	28,957	14,460

Property expenses
Property operations and maintenance	16,186	9,243	5,331
Real estate taxes and insurance	8,595	3,942	2,122
Total property expenses	24,781	13,185	7,453

Other expenses
General and administrative	8,103	8,683	3,748
Management transition expenses	10,021	-	-
Interest expense	12,942	8,947	3,751
Depreciation and amortization	19,250	11,918	4,844
Development and pursuit costs	369	180	19
Acquisition and recapitalization costs	2,675	919	2,331
Amortization of deferred financing costs	1,022	1,443	636
Loss on early extinguishment of debt	1,629	1,146	538
Total other expenses	56,011	33,236	15,867

Other income	45	88	267
Income from unconsolidated joint venture	106	67	46
Impairment associated with land holdings	(7,962)	(12,419)	-
Gains on sales of real estate assets	1,419	-	-
Gain on bargain purchase	-	6,900	-

Loss from continuing operations	(30,317)	(22,828)	(8,547)

Income (loss) from operation of discontinued rental property, including gains/losses on disposals (See Note L)	-	6,272	(4)

Net loss	(30,317)	(16,556)	(8,551)
Loss allocated to noncontrolling interest holders	1,953	2,462	1,709
Dividends declared and accreted on preferred stock and units	(693)	(940)	(376)
Dividends to restricted stockholders	-	(52)	-
Extinguishment of equity securities	1,216	11,716	-
Adjustments attributable to participating securities	44	(2,241)	-
Net income (loss) attributable to common stockholders	$(27,797)	$(5,611)	$(7,218)

Earnings (loss) per common share - basic and diluted:
Continuing operations	$(0.79)	$(1.36)	$(3.17)
Discontinued operations	-	0.72	-
Net loss per share attributable to common stockholders	$(0.79)	$(0.64)	$(3.17)

Weighted average number of shares - basic and diluted	35,325	8,762	2,278

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

	Trade Street Residential, Inc.
					Additional					Class A
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total	Temporary	Preferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity	Equity	Shares

Equity, January 1, 2012	-	$-	96	$1	$108,303	$(31,117)	$7,150	$84,337	$
Contributions from partners and members	-	-	-	-	3,731	-	74	3,805	-	-
Distributions to partners and members	-	-	-	-	(4,209)	-	(254)	(4,463)	-	-
Net loss	-	-	-	-		(6,842)	(572)	(7,414)	(1,137)	-
Recapitalization of Feldman Mall Properties	-	-	3,408	34	(9,927)	-	10,182	289	-	-
Recapitalization costs	-	-	-	-	(868)	-	-	(868)	-	-
Transfer of stock and units to temporary equity	-	-	-	-	(37,696)	-	-	(37,696)	37,696	173
Accretion of preferred stock and preferred units	-	-	-	-	(376)	-	-	(376)	376	-
Redemption of noncontrolling interests	-	-	53	1	(1,669)	-	(5,989)	(7,657)	-	-
Private placement	-	-	178	2	2,673	-	-	2,675	-	-
Shares issued for acquisition	-	-	940	9	14,094	-	-	14,103	9,268	100
Distributions to stockholders	-	-	42	-	(496)	-	-	(496)	-	-
Equity, December 31, 2012	-	-	4,717	47	73,560	(37,959)	10,591	46,239	46,203	273

Proceeds from sale of common stock, net	-	-	6,354	64	54,299	-	-	54,363	-	-
Distributions	-	-	-	-	-	-	(70)	(70)	-	-
Net loss	-	-	-	-	-	(14,094)	(2,462)	(16,556)	-	-
Dividends to stockholders	-	-	-	-	(4,998)	-	(621)	(5,619)	-	-
Shares issued for acquisition	36	-	-	-	3,318	-	-	3,318	-	-
Stock based compensation, net of forfeitures	-	-	377	4	1,257	-	-	1,261	-	-
Shares issued to directors	-	-	21	-	210	-	-	210	-	-
Accretion of preferred stock and preferred units	-	-	-	-	(47)	-	-	(47)	47	-
Transfer of stock and units to permanent equity	273	3	-	-	26,850	-	19,397	46,250	(46,250)	(273)
Exchange of Common OP for Class B contingent units	-	-	-	-	8,232	-	(8,232)	-	-	-
Noncontrolling interest in rental property sold	-	-	-	-	-	-	(946)	(946)	-	-

Equity, December 31, 2013	309	3	11,469	115	162,681	(52,053)	17,657	128,403	-	-
Proceeds from sale of common stock, net	-	-	24,882	249	146,881	-	-	147,130	-	-
Net loss	-	-	-	-	-	(28,364)	(1,953)	(30,317)	-	-
Distributions to stockholders and unit holders	-	-	-	-	(14,171)	-	(890)	(15,061)	-	-
Stock-based compensation - management transition	-	-	375	4	3,748	-	-	3,752	-	-
Stock-based compensation, net of forfeitures	-	-	130	1	476	-	-	477	-	-
Surrender of shares to cover tax withholding of stock compensation	-	-	(157)	(2)	(1,194)	-	-	(1,196)
Redemption of preferred A stock	(309)	(3)	-	-	(25,636)	-	-	(25,639)	-	-
Conversion of Class B contingent units into Common OP units	-	-	-	-	1,948	-	505	2,453	-	-

Equity balance, December 31, 2014	-	$-	36,699	$367	$274,733	$(80,417)	$15,319	$210,002	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(30,317)	$(16,556)	$(8,551)
(Income) loss from discontinued operations	-	(6,272)	4
Loss from continuing operations	(30,317)	(22,828)	(8,547)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,250	11,918	4,844
Impairment associated with land holdings	7,962	12,419	-
Amortization of tax abatement	339	88	-
Amortization of deferred financing costs	1,022	1,443	636
Loss on early extinguishment of debt	1,629	1,146	538
Non-cash compensation from conversion of Class B contingent units into common OP units	2,453	-	-
Stock compensation	4,229	1,471	-
Income of unconsolidated joint venture	(106)	(67)	(46)
Interest accrued on related party receivable	(15)	(78)	(76)
Gains on sales of real estate assets	(1,419)	-	-
Gain on bargain purchase	-	(6,900)	-
Net changes in assets and liabilities:
Restricted cash and lender reserves	63	(406)	(10)
Prepaid expenses and other assets	7,884	(4,679)	(4,407)
Accounts payable, accrued expenses and accrued interest payable	1,458	2,030	2,968
Due to related parties	(120)	(83)	99
Security deposits, deferred rent and other liabilities	754	505	337
Net cash provided by (used in) operating activities - continuing operations	15,066	(4,021)	(3,664)
Net cash provided by operating activities - discontinued operations	-	757	2,504
Net cash provided by (used in) operating activities	15,066	(3,264)	(1,160)

Cash flows from investing activities:
Proceeds from sales of real estate assets	11,209	-	844
Cash distributions received from unconsolidated joint venture	225	228	446
(Deconsolidation) / consolidation of variable interest entity	(148)	148	-
Acquisitions of communities	(135,098)	(62,178)	(4,480)
Acquisition of mortgage loan	-	(1,450)	-
Property capital expenditures	(3,405)	(2,313)	(1,469)
Net cash used in investing activities - continuing operations	(127,217)	(65,565)	(4,659)
Net cash provided by investing activities - discontinued operations	-	16,159	7,552
Net cash provided by (used in) investing activities	(127,217)	(49,406)	2,893

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	147,130	54,528	-
Proceeds from indebtedness	134,750	62,000	32,274
Repayments of indebtedness	(142,903)	(43,983)	(27,852)
Payments of deferred loan costs	(3,597)	(2,428)	(1,833)
Prepayment fees for early extinguishment of debt	(706)	(1,014)	(269)
Distributions to stockholders and unit holders	(12,600)	(4,511)	(359)
Decrease (increase) in related party receivable	845	146	(803)
Payment of redemption of Class A preferred stock	(5,301)	-	-
Payments for redemption of noncontrolling interest	-	(3,758)	-
Shares surrendered for payment of withholding taxes	(1,196)	-	-
Distributions to noncontrolling interest	-	-	(61)
Contributions from noncontrolling interest	-	-	74
Distributions to partners and members	-	-	(786)
Capital contributions from partners and members	-	-	2,629
Cash acquired from recapitalization	-	-	23
Recapitalization costs	-	-	(868)
Proceeds received from private placement	-	-	2,675
Net cash provided by financing activities - continuing operations	116,422	60,980	4,844
Net cash used in financing activities - discontinued operations	-	(4,171)	(2,325)
Net cash provided by financing activities	116,422	56,809	2,519

Net change in cash and cash equivalents	4,271	4,139	4,252
Cash and cash equivalents at beginning of period	9,037	4,898	646
Cash and cash equivalents at end of period	$13,308	$9,037	$4,898

The accompanying notes are an integral part of these consolidated financial statements. (continued)

TRADE STREET RESIDENTIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Years Ended December 31,
	2014	2013	2012

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest of $0, $145, and $355 respectively.	$12,895	$8,492	$5,044

Supplemental Disclosure of Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$103,325	$98,322	$44,996
Stock issued in connection with rights offering	$7,500	$-	$-
Redemption of Class A preferred stock	$26,855	$-	$-
Acquisition consideration payable in preferred stock	$-	$294	$3,674
Stock issued for consideration of business acquisition	$-	$3,318	$23,371
Transfer preferred shares/units to permanent equity	$-	$46,250	$-
Offering costs included in accounts payable and accrued expenses	$-	$164	$-
Transfer preferred shares/units to temporary equity	$-	$-	$37,696
Reclassification of loan from real estate loans to land and improvements	$-	$-	$11,000
Payable for the redemption of noncontrolling interest	$-	$-	$7,657
Non cash distribution of accounts receivables to partners and members	$-	$-	$645
Net assets acquired from recapitalization	$-	$-	$266
Stock dividend to common stockholders	$-	$-	$64

The accompanying notes are an integral part of these consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Trade Street Residential, Inc. (the “Company” or “TSRE”), formerly Feldman Mall Properties, Inc. (the “Predecessor”), is a Maryland corporation that qualifies and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company conducts substantially all of its operations through Trade Street Operating Partnership (the “Operating Partnership”). The Company’s consolidated financial statements as of and for the years ended December 31, 2014 and 2013, represent the combination of certain real estate entities and management operations under common control that were contributed to the Company on June 1, 2012 in a transaction accounted for as a reverse recapitalization (the “2012 Recapitalization”), as it was a capital transaction in substance, rather than a business combination, with no goodwill being recorded. For accounting purposes, the legal acquiree (the Company) was treated as the continuing reporting entity that acquired the legal acquirer (the Predecessor). See Note G for more information regarding the Company’s 2012 Recapitalization. The consolidated financial statements for the year ended December 31, 2012 include the operations and cash flows of the contributed companies for the five months ended May 31, 2012, the day prior to effectiveness of the 2012 Recapitalization. The Company completed its initial public offering in May 2013. On January 16, 2014, the Company completed a Rights Offering to the Company’s existing stockholders (see Note G – “Common Stock Offerings”).

The Company is engaged in the business of acquiring, owning, operating and managing high quality, conveniently located apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States, including Texas.

As of December 31, 2014, the Company had interests in 4,889 apartment units in 19 communities. The Company’s revenues are primarily derived from rents received from residents in its apartment communities. Under the terms of those leases, residents are obligated to reimburse the Company for certain utility costs. These utility reimbursements are recorded as other property revenues in the consolidated statements of operations. In 2012, prior to the Recapitalization, the Company earned fees from serving as an adviser to affiliates and other third parties with transactions involving real estate assets.

The Company, through its affiliates, actively manages the acquisition and operations of its real estate assets.

Strategic Alternative Review

On November 3, 2014, the Company’s Board of Directors announced it would undertake a review of strategic alternatives to enhance stockholder value and retained J.P. Morgan Securities LLC as its financial advisor and Morrison & Foerster LLP as its legal advisor during this process. This review will include, among other alternatives, a sale, merger, acquisition or other form of business combination, or a sale or acquisition of assets, or a debt or equity recapitalization.  However, the Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no set timetable for completion of this strategic review process.  There can be no assurance that the exploration of strategic alternatives will result in the completion of any transaction or other alternative (see Note G – “Recapitalization”).

Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) and represent the assets and liabilities and operating results of the Company, the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Joint ventures in which the Company does not have a controlling interest but exercises significant influence are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses. The Company held a 50% interest in BSF/BR Augusta JV, LLC, the owner of The Estates at Perimeter, an operating property, which was accounted for under the equity method until the Company sold its interest in that operating property on December 10, 2014 (see Note F).

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

Transaction costs related to the acquisition of an operating property, such as broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and are included in acquisition and recapitalization costs in the consolidated statements of operations.

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

Land Held for Future Development: Land held for future development represented real estate the Company planned to develop in the future, but for which no construction or predevelopment activities were ongoing. Accordingly, interest, property taxes, insurance and all other costs are expensed as incurred and are included in development and pursuit costs in the accompanying consolidated statements of operations.

Real Estate Assets Held for Sale: The Company periodically classifies real estate assets, including land, as held for sale. An asset is classified as real estate assets held for sale after the Company’s Board of Directors commits to a plan to sell an asset, the asset is ready to be sold in its current condition, an active program to locate buyers has been initiated and the sale is expected to be completed in one year. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reported at the lower of net book value or estimated fair value, less costs to sell the asset. Real estate assets held for sale are stated separately in the accompanying consolidated balance sheets. Subsequent to classifying an operating property as held for sale, no further depreciation expense is recorded. For periods beginning January 1, 2014, operating results from real estate assets held for sale are included in loss from continuing operations in the accompanying statements of operations (see Note L).

Impairment of Real Estate Assets: The Company periodically evaluates its real estate assets when events or circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the recoverability of such carrying amounts by comparing the carrying amount of the property to its estimate of the undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition. If the carrying amount exceeds the aggregate undiscounted future operating cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the property and is reported as a component of continuing operations. For real estate owned through unconsolidated real estate joint ventures or other similar real estate investment structures, at each reporting date, the Company compares the estimated fair value of these investments to their carrying value and records an impairment charge to the extent fair value is less than the carrying amount and the decline in value is determined to be other than temporary. In estimating fair value, management uses appraisals, internal estimates, and discounted cash flow calculations, which maximizes inputs from a marketplace participant’s perspective (see Note L).

Cash and Cash Equivalents: The Company classifies highly liquid investments with an original maturity of three months or less, at the time of purchase, as cash equivalents. The Company maintains its cash (including restricted cash) in bank deposit accounts and may at times maintain balances in excess of federal insured limits.

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

Sales of real estate property occur through the use of a sales contract and gains or losses from real estate property sales are recognized upon closing of the sale. The Company uses the accrual method and recognizes gains or losses on the sale of its properties when the earnings process is complete, there is no significant continuing involvement and the collectability of the sales price and collection of additional proceeds is reasonably assured, which is typically when the sale of the property closes.

Property Expenses: Operating expenses associated with the Company’s rental properties include the costs of labor and costs to maintain the property on a day-to-day basis as well as any utility costs, real estate taxes and insurance premiums. Operating expenses are recognized as incurred.

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value method discussed in ASC Topic 718, “Compensation—Stock Compensation,” which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company's stock on the grant date. This guidance requires the Company to expense the fair value of employee restricted stock over the requisite service period.

Noncontrolling Interests: Until March 1, 2013, the Company held majority interests in certain properties through wholly-owned subsidiaries that were party to operating agreements with third parties. The Company recorded noncontrolling third-party interests in these properties at their historical allocated cost, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests were not redeemable by the third-party owners and were presented as part of permanent equity. Subsequent to the Company’s initial public offering on May 16, 2013, noncontrolling interests also include common units in the Operating Partnership held by certain limited partners other than the Company. Through December 31, 2013, income and losses were allocated to the noncontrolling interest holders based on their economic ownership percentage. For periods beginning January 1, 2014, due to the conversion of all remaining contingent B units into common units of the Operating Partnership as discussed in Note G, the Company allocates income and loss to noncontrolling interests based on the weighted-average common unit ownership interest in the Operating Partnership, which was 6.2% for the year ended December 31, 2014.

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

Property tax abatements provide graduated tax relief for a defined period of time from the completion of development of the respective property. Amortization of tax abatement intangible assets is recorded based on the actual tax savings in each period and is included in real estate taxes and insurance in the consolidated statements of operations.

See Note C for a detailed discussion of the property acquisitions completed during the years ended December 31, 2014, 2013 and 2012.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1: Quoted prices for identical instruments in active markets.
•	Level 2: Quoted prices for similar instruments in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3: Significant inputs to the valuation model are unobservable.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and lender reserves, amounts due from related parties, accounts payable and accrued expenses, security deposits, deferred rent and other liabilities approximate their fair values due to the short-term nature of these items.

•	There is no material difference between the carrying amounts and fair values of mortgage notes payable as interest rates and other terms approximate current market rates and terms for similar types of debt instruments available to the Company (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2014 and 2013.

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

The following table sets forth by level, within the fair value hierarchy the Company’s Land Investments that are measured at fair value on a non-recurring basis as of December 31, 2014 and 2013 (see Note L for additional information on impairment associated with these Land Investments recognized during the years ended December 31, 2014 and 2013):

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Midlothian Town Center - East	$-	$-	$3,492	$3,492
	$-	$-	$3,492	$3,492

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Venetian	$-	$-	$4,360	$4,360
Midlothian Town Center - East	-	-	4,165	4,165
The Estates at Maitland	-	-	9,000	9,000
	$-	$-	$17,525	$17,525

Land Investments classified as land held for future development at December 31, 2013 were either disposed of or reclassified to real estate assets held for sale during the year ended December 31, 2014 (see Note L).

Deferred Financing Costs: Deferred financing costs are amortized over the terms of the related debt obligations, using the straight-line method which approximates the effective interest method. If the debt obligations are paid down prior to their maturity, the related unamortized loan costs are charged to loss on early extinguishment of debt.

Gross deferred financing costs were approximately $5.7 million and $4.4 million as of December 31, 2014 and 2013, respectively. Accumulated amortization of deferred financing costs was approximately $1.1 million and $1.4 million as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, amortization of deferred financing costs of approximately $1.0 million, $1.4 million and $0.6 million, respectively, is included in the consolidated statements of operations.

Estimated amortization of deferred financing costs for each of the next five years and thereafter is as follows:

For the year ending December 31,	(in thousands)
2015	$916
2016	916
2017	546
2018	466
2019	451
Thereafter	1,304
$4,599

Prepaid expenses and other assets: As of December 31, 2014, prepaid expenses and other assets primarily consist of prepaid expenses of approximately $0.7 million, insurance recovery receivable of approximately $0.7 million (discussed below), deferred rent concessions of approximately $0.3 million, and a deposit made for the potential future acquisition of real estate assets of $0.2 million. As of December 31, 2013, prepaid expenses and other assets primarily consist of deferred offering costs of approximately $2.7 million as well as deposits made for potential future acquisitions of real estate assets of $5.9 million.

On November 22, 2014, a 20-unit apartment building at the Company’s Pointe at Canyon Ridge property in Sandy Springs, Georgia, was destroyed by fire. At the time of the fire, the affected building had a carrying value of approximately $0.6 million. The Company maintains insurance coverage on all of its properties and subsequently filed an insurance claim that is expected to cover the re-construction cost of the affected building, less the Company’s loss deductible, as well as loss of rents under a business interruption provision of the applicable insurance policy. During the year ended December 31, 2014, the Company recorded a casualty loss of approximately $0.7 million within property taxes and insurance in the Company’s consolidated statements of operations relating to the carrying value of the affected building plus the Company’s insurance loss deductible, which has been offset by an expected $0.7 million insurance recovery. In addition, the Company recorded a recovery of lost rents relating to the 20 impacted units for the period from the date of the fire through December 31, 2014 as additional rental income in the Company’s consolidated statements of operations. These insurance recovery receivables have been included within prepaid expenses and other assets in the Company’s consolidated balance sheets at December 31, 2014. The Company anticipates that re-construction of this 20-unit building will be completed by the end of the second quarter of 2015.

Income Taxes: The Company has maintained, and intends to maintain, its election as a REIT under the Internal Revenue Code of 1986, as amended. In order for the Company to continue to qualify as a REIT, it must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to its stockholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. As a REIT, the Company generally will not be subject to federal income tax on its taxable income at the corporate level to the extent such income is distributed to our stockholders annually. The Company’s Operating Partnership is a flow through entity and is not subject to federal income taxes at the entity level. No provision has been made for income taxes, since all of the Company’s operations are held in pass-through entities and accordingly, the income or loss of the Company is included in the individual income tax returns of the members. The Company’s tax years that remain subject to examination for U.S. federal and state purposes range from 2012 through 2014.

Commitments and Contingencies: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Due the nature of the Company’s operations, it is possible that existing properties, or properties that the Company will acquire in the future, have asbestos or other environmental related liabilities. As of December 31, 2014, the Company is not aware of any claims or potential liabilities that would need to be accrued or disclosed that have not been disclosed in Note J.

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

The Company is subject to the following risks in the course of conducting its business activities:

Investment and Financing Risk: The Company’s revolving credit agreement bears a variable interest rate, exposing the Company to interest rate risk (see Note D).

Liquidity Risk: Liquidity risk is the risk that the Company will not have sufficient funds available to meet its operational requirements and investing plans. The Company’s primary source of liquidity is net operating income from its rental properties, which is used as working capital and to fund capital expenditure requirements. The Company regularly monitors and manages its liquidity to ensure access to sufficient funds. Access to funding is achieved through mortgage financing, credit markets, sales of existing properties and cash reserves. As of December 31, 2014, the Company had mortgage debt totaling $344.8 million, of which $1.2 million matures in 2015.

Credit Risks: The Company is exposed to credit risk in that tenants may be unable to pay the contracted rents. Management mitigates this risk by carrying out appropriate credit checks and related due diligence on prospective tenants. The Company may require certain tenants to provide security deposits. Though these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. There is no dependence upon any single tenant.

Concentrations of Risk: The Company’s success depends to a certain extent on the general economic conditions of the geographic markets that the Company operates in. For the years ended December 31, 2014, 2013 and 2012, the Company’s consolidated percent of property revenues were concentrated in the following states:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Alabama	3.1%	5.0%	-%
Florida	7.9	14.8	2.4
Georgia	13.5	15.6	29.4
North Carolina	24.4	19.4	1.0
South Carolina	20.0	10.9	-
Tennessee	17.5	19.8	39.5
Texas	13.6	14.5	27.7
	100.0%	100.0%	100.0%

Any adverse general economic conditions impacting the geographic markets that the Company operates in could adversely affect our overall results of operations and financial conditions.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years with early adoption permitted. As a result of ASU 2014-08, the disposal of a component of an entity or a group of components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. Effective January 1, 2014, the Company elected to adopt this standard on a prospective basis for transactions that may occur after the adoption. Adoption of ASU 2014-008 did not have a material impact on the Company’s consolidated financial position or results of operations. Under this standard, the Company anticipates that the majority of any future property sales will not be classified as discontinued operations.

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

Potentially dilutive shares of common stock, and the related impact to earnings, are considered when calculating EPS on a diluted basis using the treasury stock method. For periods where the Company reports a net loss available for common stockholders, the effect of dilutive shares is excluded from EPS calculations because including such shares would be anti-dilutive.

As further described in Note G, on January 17, 2013, the Company effected a 1-for-150 reverse stock split of its common stock, which is reflected in the weighted average shares of common stock in the table below.

A reconciliation of basic and diluted EPS computations for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012

Net loss	$(30,317)	$(16,556)	$(8,551)
Loss allocated to noncontrolling interest	1,953	2,462 (1)	1,709
Dividends declared and accreted on preferred stock and units	(693)	(940)	(376)
Dividends to restricted stockholders	-	(52)	-
Extinguishment of equity securities (Note G)	1,216	11,716	-
Adjustments attributable to participating securities	44	(2,241)	-
Net loss attributable to common stockholders	$(27,797)	$(5,611)	$(7,218)

Continuing operations	$(27,797)	$(11,883)	$(7,214)
Discontinued operations (Note L)	-	6,272	(4)
Net loss attributable to common stockholders	$(27,797)	$(5,611)	$(7,218)

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.79)	$(1.36)	$(3.17)
Discontinued operations	-	0.72	-
Net earnings (loss) per share attributable to common stockholders	$(0.79)	$(0.64)	$(3.17)

Weighted average number of shares - basic and diluted	35,325	8,762	2,278

Weighted average, potentially dilutive securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Warrants (2)	139	139	139
Common units of the Operating Partnership (3)	2,344	-	-
Unvested restricted stock awards (4)	217	173	-

(1)	Net of $0.04 million income allocated to discontinued operations in the first quarter of 2013.
(2)	Exercisable until May 14, 2015 at a split-adjusted exercise price of $21.60 of the Company’s common stock.
(3)	Class B contingent units were converted into common OP units in February 2014 and were excluded from potentially dilutive shares of common stock in the 2013 and 2012 periods presented since their conversion had been contingent upon the achievement of future conditions (see Notes A and G).
(4)	Granted pursuant to the Company’s Equity Incentive Plan (see Note H).

NOTE C—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES

During the years ended December 31, 2014, 2013 and 2012, the Company through its Operating Partnership completed various acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2014 Acquisitions:

Waterstone at Big Creek (“Big Creek”) - On April 7, 2014, the Company acquired Big Creek, a 270-unit apartment community located in Alpharetta (Atlanta), Georgia for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn from the Revolver (see Note D). From the date of acquisition through December 31, 2014, Big Creek generated revenue of approximately $2.9 million and a net income of approximately $0.5 million. As of December 31, 2014, the Company is party to an agreement to purchase an additional 100 units that are currently under construction on a parcel adjacent to Big Creek for $15.0 million, for which a $0.2 million nonrefundable deposit has been paid by the Company (see Note J).

Avenues of Craig Ranch (“Craig Ranch”) - On March 18, 2014, the Company acquired Craig Ranch, a 334-unit apartment community located in McKinney (Dallas), Texas. The purchase price of $42.4 million was funded with approximately $21.2 million cash proceeds from the net proceeds of the common stock offering and subscription rights granted to TSRE’s existing stockholders (“Rights Offering”) (as more fully described in Note G) and a new mortgage loan in the amount of $21.2 million (see Note D). From the date of acquisition through December 31, 2014, Craig Ranch generated revenue of approximately $3.3 million and a net loss of approximately ($0.5) million.

Waterstone at Brier Creek (“Brier Creek”) - On March 10, 2014, the Company acquired Brier Creek, a 232-unit apartment community located in Raleigh, North Carolina. The purchase price of $32.7 million was funded with approximately $16.4 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $16.3 million (see Note D). From the date of acquisition through December 31, 2014, Brier Creek generated revenue of approximately $1.8 million and a net loss of approximately ($0.7) million.

The Aventine Greenville (“Aventine”) - On February 6, 2014, the Company acquired Aventine, a 346-unit apartment community located in Greenville, South Carolina. The purchase price of $41.9 million was funded with approximately $20.9 million cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $21.0 million (see Note D). From the date of acquisition through December 31, 2014, Aventine generated revenue of approximately $3.7 million and a net loss of approximately ($0.4) million.

The Estates at Wake Forest (“Wake Forest”) - On January 21, 2014, the Company acquired Wake Forest, a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina. The purchase price of $37.3 million was funded with approximately $18.7 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $18.6 million (see Note D). From the date of acquisition through December 31, 2014, Wake Forest generated revenue of approximately $2.6 million and a net loss of approximately ($1.3) million.

Miller Creek at Germantown (“Miller Creek”) - On January 21, 2014, the Company acquired Miller Creek, a 330-unit apartment community located in Germantown (Memphis), Tennessee. The purchase price of approximately $43.8 million was funded with approximately $17.5 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $26.3 million (see Note D). From the date of acquisition through December 31, 2014, Miller Creek generated revenue of approximately $4.2 million and a net loss of approximately ($0.9) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the year ended December 31, 2014:

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

2013 Acquisitions:

Fountains Southend (“Southend”) - On September 24, 2013, the Company acquired a 100% equity interest in Fountains at New Bern Station, LLC which owned 100% of Southend (f/k/a Fountains at New Bern), a 208-unit apartment community located in Charlotte, North Carolina. The purchase price of $34.0 million was funded by net proceeds of a new mortgage loan of $30.0 million (see Note D) and cash of $4.0 million. In conjunction with the acquisition of Southend, the Company recorded a gain on bargain purchase in the amount of $6.9 million which has been included in the consolidated statement of operations for the year ended December 31, 2013. The Company placed the property under contract for a purchase price of $34.0 million in December 2012 while the property was early in its construction period. As a result of the strong leasing market in Charlotte, North Carolina and the compression in multi-family capitalization rates during the construction and lease-up, the property appraised for $40.9 million as of the time of purchase. The gain represents the difference between the fair value of net assets acquired of $40.9 million and the fair value of the consideration paid of $34.0 million. The Company performed a reassessment and verified that all assets acquired and liabilities assumed were properly identified. From the date of acquisition through December 31, 2013, Southend generated revenue of approximately $0.9 million and a net loss of approximately ($0.8) million, excluding the gain on bargain purchase. The mortgage on this property was refinanced in February 2014 (see Note D).

Talison Row (“Talison”) - On August 26, 2013, the Company acquired Talison, a 274-unit apartment community located in Charleston, South Carolina. The purchase price of $48.1 million was funded by net proceeds of a new mortgage loan of approximately $33.6 million (see Note D) and cash of approximately $14.5 million. From the date of acquisition through December 31, 2013, Talison generated revenue of approximately $1.2 million and a net loss of approximately ($1.0) million.

Creekstone at RTP (“Creekstone”) - On May 17, 2013, the Company acquired Creekstone, (f/k/a/ Woodfield Creekstone), a 256-unit apartment community located in Durham, North Carolina. The purchase price of $35.8 million was comprised of a mortgage note payable of $23.3 million and cash of $12.5 million from proceeds of the Company's public offering. From the date of acquisition through December 31, 2013, Creekstone generated revenue of approximately $2.0 million and a net loss of approximately ($0.7) million.

St. James at Goose Creek (“St. James”) - On May 16, 2013, the Company acquired St. James, (f/k/a/ Woodfield St. James), a 244-unit apartment community located in Goose Creek (Charleston), South Carolina for $27.4 million. The purchase was funded with proceeds from the Company’s public offering of its common stock. In connection with the acquisition, the Company obtained mortgage financing for $19.0 million. From the date of acquisition through December 31, 2013, St. James generated revenue of approximately $1.9 million and a net loss of approximately ($0.5) million.

Bridge Pointe - On March 4, 2013, the Company acquired Bridge Pointe, (f/k/a Vintage at Madison Crossing), a 178-unit apartment community located in Huntsville, Alabama. The purchase price of $15.3 million was funded by net proceeds of a new mortgage loan of $11.4 million plus cash on hand of $3.8 million. From the date of acquisition through December 31, 2013, Bridge Pointe generated revenue of approximately $1.4 million and a net loss of approximately ($0.8) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the year ended December 31, 2013:

(in thousands)	Bridge Pointe	St. James	Creekstone	Talison	Southend	Total

Fair Value of Net Assets Acquired	$15,250	$27,400	$35,800	$48,050	$40,900	$167,400
Purchase Price	$15,250	$27,400	$35,800	$48,050	$34,000	$160,500
Net Assets Acquired/Purchase Price Allocated:
Land	$1,140	$3,003	$2,970	$4,018	$6,263	$17,394
Site Improvements	943	1,033	1,024	1,161	1,380	5,541
Building	12,437	22,255	30,823	41,294	30,740	137,549
Furniture, fixtures and equipment	311	441	302	804	730	2,588
Intangible assets - in place leases	419	668	681	773	772	3,313
Intangible assets - property tax abatement	-	-	-	-	1,015	1,015
Total	$15,250	$27,400	$35,800	$48,050	$40,900	$167,400

Sunnyside Loan - BSP/Sunnyside, LLC (“Sunnyside”), the owner of undeveloped land located in Panama City, Florida, was a subsidiary of BCOM Real Estate Fund, LLC Liquidating Trust, a successor to one of the contributors of entities in the 2012 Recapitalization, which is also a stockholder of the Company. Sunnyside was not contributed to the Company in the 2012 Recapitalization. On October 2, 2012, Sunnyside executed a Settlement Stipulation, which provided Sunnyside or its assignee the option, for a non-refundable fee of $0.2 million, to acquire its delinquent loan (with a principal balance of $4.5 million) from its lender within 120 days of the date of the Settlement Stipulation for the net amount of $1.4 million, after a credit of the $0.2 million paid for the option. On January 30, 2013, the Company exercised its rights under the option and purchased the loan for $1.4 million. As a result of the acquisition of the loan on January 30, 2013, pursuant to ASC 810, the Company was considered the primary beneficiary and, as such, began consolidation of Sunnyside in the Company’s financial statements. The total consideration paid of $1.6 million was not considered a business combination and was allocated as follows to the assets of Sunnyside (in thousands):

Cash	$148
Land	$1,477

In December 2013, the Company initiated foreclosure proceedings, which were completed on March 10, 2014, with the Company obtaining title to the Sunnyside asset. As a result of the foreclosure, the Company deconsolidated Sunnyside due to lack of ongoing variable interest. The deconsolidation of Sunnyside did not have a material impact on the consolidated financial statements of the Company. During the year ended December 31, 2014, the Company recorded an impairment charge of $0.1 million associated with the Sunnyside asset due to its inclusion in the consideration exchange for the redemption of the Company’s outstanding shares of Class A preferred stock on October 17, 2014 (see Notes G and L).

2012 Acquisitions:

Westmont Commons — On December 13, 2012, the Company acquired Westmont Commons, an apartment community located in Asheville, North Carolina. Westmont Commons contains 252 apartment units in ten three-story buildings on approximately 17.5 acres of land. The purchase price of $22.4 million was comprised of a mortgage note payable of $17.9 million (see Note D) plus cash of $4.5 million. From the date of acquisition through December 31, 2012, Westmont Commons generated revenue of approximately $0.1 million and a net loss of approximately ($0.3) million.

Estates at Millenia (“Millenia 700”) — On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment complex located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership.

Consideration for the purchase consisted of:

•	For the Developed Property, a total of $43.2 million, consisting of approximately $29.1 million in cash to pay off the existing loan and shares of the Company’s common stock valued at approximately $14.1 million;

•	For the Development Property: 100,000 shares of Class A preferred stock valued at approximately $9.3 million as of the acquisition date based on a valuation performed by the Company of the stock. On March 14, 2013, the Company issued an additional 35,804 shares of Class A preferred stock having an aggregate value of approximately $3.6 million, equal to the amount of certain development costs incurred up to the date of contribution. Upon receipt of the final certificate of occupancy for the development property, the Company was required to issue to the Seller a number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property, for which a liability for the contingent consideration of $0.3 million has been recorded in the accompanying consolidated balance sheets as of December 31, 2013. The contingent consideration was valued using the Black-Scholes option pricing model. The fair value of the Class A preferred stock was determined as the “as converted” value adjusted for the difference in relative dividend yields of the Class A preferred stock over the period until conversion. The Development Property was included in a transaction to redeem all of the Company’s outstanding shares of Class A preferred stock, which closed on October 17, 2014 (see Notes G and L).

The shares of Class A preferred stock were not registered under the Securities Act of 1933 and were, therefore, subject to certain restrictions on transfer.

In connection with the acquisition of Millenia 700, the Company obtained new mortgage financing in the amount of $35.0 million which was refinanced on February 11, 2014 (see Note D).

From the date of acquisition through December 31, 2012, Millenia 700 generated revenue of approximately $0.3 million and a net loss of approximately ($0.5) million.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the year ended December 31, 2012:

(in thousands)	Millenia 700	Westmont Commons	Total

Fair Value of Net Assets Acquired	$56,121	$22,400	$78,521
Purchase Price	$56,121	$22,400	$78,521
Net Assets Acquired/Purchase Price Allocated:
Land	$4,022	$1,409	$5,431
Site Improvements	584	866	1,450
Land held for future developments	12,942	-	12,942
Building	36,070	19,184	55,254
Furniture, fixtures and equipment	1,245	302	1,547
Intangible assets - in place leases	1,258	639	1,897
Total	$56,121	$22,400	$78,521

The Company incurred approximately $1.6 million, $0.9 million and $0.4 million of acquisition-related costs during the years ended December 31, 2014, 2013, and 2012 respectively.

Pro Forma Financial Information:

The revenues and results of operations of the acquired apartment communities are included in the consolidated financial statements beginning on the date of each respective acquisition. The following unaudited consolidated pro forma information for the years ended December 31, 2014 and 2013 is presented as if the Company had acquired each apartment community on January 1, 2013.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations.

(in thousands)	Years Ended December 31,
	2014	2013
Unaudited pro forma financial information:
Pro forma revenue	$58,954	$37,455
Pro forma loss from continuing operations	$(26,733)	$(34,152)

NOTE D—INDEBTEDNESS

As of December 31, 2014 and 2013, the Company had total indebtedness of approximately $344.8 million and $249.6 million, respectively. Borrowings relate to individual property mortgages as well as the Company’s Revolver (as defined below).

The following is a summary of debt originated during the years ended December 31, 2014 and 2013:

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

The Revolver has an initial three-year term that can be extended at the Company's option for up to two additional one-year periods and has a variable interest rate of LIBOR (as defined in the Credit Agreement) plus a spread of 1.75% to 2.75%, depending on the Company’s consolidated leverage ratio. The current borrowing rate of the Revolver is LIBOR plus 2.50%. The Revolver is guaranteed by the Company and certain subsidiaries of the Company and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the Credit Agreement. Availability under the Revolver is permitted up to 65% of the value of the Borrowing Base subject to the limitations set forth in the Revolver. The Revolver contains customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common stock, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the Operating Partnership pays a commitment fee of 0.20% to 0.30% quarterly in arrears based on the unused portion of the revolving credit commitment. As of December 31, 2014, the commitment fee was 0.20%. As of December 31, 2014 the weighted average interest rate was approximately 2.70%.

The Revolver requires the Company to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $123.0 million plus 75% of the net proceeds of any equity issuances effected at any time after September 30, 2013 by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;
•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than (i) 1.3 to 1.0 from the effective date of the Credit Agreement to and including March 31, 2014, (ii) 1.4 to 1.0 from April 1, 2014 to and including June 30, 2014, and (iii) 1.5 to 1.0 from July 1, 2014 and at all times thereafter;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the Credit Agreement; and

•	restrictions on certain dividend and distribution payments.

The Company was in compliance with all applicable covenants, including these financial covenants as of December 31, 2014.

In conjunction with the closing of Credit Agreement, the Company made an initial draw of approximately $27.0 million to pay down, in full, indebtedness secured by Fox Trails ($14.9 million), Mercé Apartments ($5.5 million) and Post Oak ($5.3 million) and to pay fees associated therewith, as these properties serve as collateral on the Revolver. The remainder of the amount borrowed was used for closing costs and other expenses related to the Revolver of approximately $0.9 million and approximately $0.4 million for general corporate and working capital purposes, respectively. Post Oak was released from collateral securing the Revolver effective July 11, 2014, on which date the sale of the property closed (see Note L).

During the year ended December 31, 2014, in addition to the initial draw described above, the Company borrowed approximately $37.0 million to acquire Big Creek (see Note C above) and subsequently repaid approximately $17.0 million. As of December 31, 2014, the Revolver had an outstanding principal balance of $47.0 million, which is secured by the Borrowing Base properties, and there remained approximately $11.1 million available for draw on the Revolver.

On February 24, 2014, the parties executed a First Amendment to the Credit Agreement with Regions to modify the definition of the components of EBITDA to include non-recurring cash costs in an amount not to exceed $4.0 million incurred during the first quarter of 2014, as a result of the separation of various officers of the Company.

On April 7, 2014, the Company and the Operating Partnership executed a Second Amendment to the Credit Agreement and an Accession Agreement with the banks participating in the Revolver to modify certain terms and conditions of the Revolver related to the addition of new borrowing base properties.

On August 5, 2014, the Company and the Operating Partnership executed a Third Amendment to the Credit Agreement to modify certain terms and conditions of the Revolver related to cash dividends paid by the Company for any fiscal year ending after December 31, 2014, such dividends shall not exceed the greater of (i) the amount required to be distributed by the Parent to maintain its REIT status or (ii) 95.0% of Funds From Operations of the Parent and its Subsidiaries for such period.

On October 16, 2014, the Company and the Operating Partnership executed a Fourth Amendment to the Credit Agreement to modify certain terms and conditions in the Revolver related to the weighting of the Borrowing Base properties value within any one geographic area and to reduce the required minimum tangible net worth to $123.0 million plus 75% of the net proceeds of any equity issuances by the Operating Partnership or any of its subsidiaries as a result of the redemption of the Company’s Class A preferred stock on October 17, 2014 (see Note G).

Talison - On August 26, 2013, in conjunction with the acquisition of Talison (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $33.6 million, which bears a fixed rate of 4.06% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter until maturity on September 10, 2023. The mortgage note is secured by the Talison property.

St. James - On June 20, 2013, the Company, through a subsidiary, entered into a mortgage note payable in the amount of $19.0 million, which bears a fixed rate of 3.75% with monthly payments of interest only for the initial 24 months and monthly payments of principal and interest payments thereafter until maturity on July 1, 2023. The mortgage note is secured by the St. James.

Creekstone - On May 17, 2013, in conjunction with the acquisition of Creekstone (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $23.3 million, which bears interest at a fixed rate of 3.88% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest payments thereafter until maturity on June 10, 2023. The mortgage note is secured by the Creekstone property.

Bridge Pointe - On March 4, 2013, in conjunction with the acquisition of Bridge Pointe (see Note C above), the Company, through a subsidiary, entered into a mortgage note payable in the amount of $11.4 million which bears interest at a fixed rate of 4.19% with monthly payments of interest only for the initial 12 months and monthly payments of principal and interest thereafter until maturity on April 1, 2023. The mortgage note is secured by the Bridge Pointe property.

Indebtedness Refinancing and Payoffs

2014

On February 11, 2014, the Company, through a subsidiary, completed the refinancing of Millenia 700 with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage loan bears a fixed interest rate of 3.83% with monthly payments of interest only for the initial 48 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on March 5, 2021. The mortgage note is secured by Millenia 700. In conjunction with obtaining this loan, the Company repaid the existing $35.0 million mortgage note payable with the proceeds from the new mortgage note payable and $10.0 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off of deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.2 million, respectively, which are included in loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014 and 2013.

On January 23, 2014, the Company, through a subsidiary, completed the refinancing of Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 5, 2024. The mortgage note is secured by the Southend property. In conjunction with obtaining this loan, the Company repaid the $30.0 million interim mortgage note payable with the proceeds from the new mortgage note payable and $6.2 million from cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.3 million, respectively, which are included in loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014.

On January 21, 2014, the Company, through a subsidiary, paid in full the indebtedness secured by the Estates at Maitland property in the amount of $4.2 million from the cash proceeds from the Company’s Rights Offering and the related transactions.

On January 17, 2014 the Company, through a subsidiary, paid in full the BMO Harris Bank N.A. secured revolving credit facility indebtedness secured by the Arbors River Oaks property in the amount of $9.0 million from the cash proceeds from the Company’s Rights Offering and the related transactions. In connection with the payoff of the indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) of $0.2 million, which is included in loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014.

F-19

2013

On May 31, 2013, the Company refinanced the mortgage for The Pointe at Canyon Ridge property with a mortgage note payable in the amount of $25.8 million. The loan bears interest at a fixed rate of 4.10% with two years of interest only payments followed by principal and interest payments based on a 30-year amortization schedule thereafter until maturity on June 1, 2025. The mortgage note is secured by the Pointe at Canyon Ridge property. In connection with the refinancing of the mortgage indebtedness, a prepayment penalty of $0.3 million has been included in loss on early extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2013.

On April 25, 2013, a subsidiary of the Company refinanced The Estates at Maitland property with a mortgage note payable in the amount of $4.2 million. The Company was the guarantor of this indebtedness. The loan had a term of one year and provided a variable rate of prime rate plus 3.50% and required monthly interest-only payments for the term of the loan. In connection with the refinancing of the mortgage indebtedness, $0.1 million of deferred financing costs (net of accumulated amortization) were written off and have been included in loss on early extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2013.

BMO Secured Revolving Credit Facility

On January 31, 2013, the Operating Partnership entered into a $14.0 million senior secured revolving credit facility (“BMO Credit Facility”) for which BMO Harris Bank N.A. served as sole lead arranger and administrative agent. The Company guaranteed the obligations of the Operating Partnership as the borrower under the BMO Credit Facility. The BMO Credit Facility had a term of three years and allowed for borrowings of up to $14.0 million, with an accordion feature that allowed the Operating Partnership to increase the availability thereunder by $66.0 million to an aggregate of $80.0 million under certain conditions as additional properties are included in the borrowing base. The Arbors River Oaks property was the only property included in the borrowing base. During the year ended December 31, 2013, the Operating Partnership used borrowings of $10.5 million drawn on the BMO Credit Facility to repay in full a mortgage loan on the Arbors River Oaks property, which had a balance of approximately $9.0 million as of December 31, 2012, as well as to fund prepayment penalties, closing costs and other related fees. The prepayment penalty of $0.7 million is included in loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2013. During the first quarter of 2013, the Operating Partnership borrowed an additional $2.5 million under the BMO Credit Facility, which was used for general corporate purposes. The Operating Partnership could elect whether interest on the option was calculated either at a base rate plus a margin of 150 basis points to 225 basis points, or at the rate of LIBOR plus a margin of 250 basis points to 325 basis points, in each case depending on the Company’s leverage ratio. As of December 31, 2013, the weighted average interest rate was 3.42%. In addition, the Operating Partnership paid a commitment fee of 0.25% to 0.35% quarterly in arrears based on the unused revolving credit commitment. As of December 31, 2013, the commitment fee was 0.25%.

As of December 31, 2014, the Company’s indebtedness consists of the following:

			Remaining
	Carrying Value as of		Term in
Property	December 31, 2014	Interest Rate	Years
	(in thousands)
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	$6,625	4.48%	3.00
The Trails of Signal Mountain	8,137	4.92%	3.42
Westmont Commons	17,920	3.84%	8.00
Bridge Pointe	11,314	4.19%	8.25
The Pointe at Canyon Ridge	25,800	4.10%	10.42
St. James	19,000	3.75%	8.50
Creekstone	23,250	3.88%	8.44
Talison	33,635	4.06%	8.69
Millenia 700	25,000	3.83%	6.18
Southend	23,750	4.31%	9.10
Miller Creek	26,250	4.60%	9.11
Craig Ranch	21,200	3.78%	6.28
Wake Forest	18,625	3.94%	6.11
Aventine	21,000	3.70%	6.11
Brier Creek	16,250	3.70%	7.26
Total fixed rate secured indebtedness	297,756	4.03%	7.75
Variable Rate Secured Indebtedness
Revolver	47,000	2.70%	2.08
Total outstanding indebtedness	$344,756	3.85%	6.98

The scheduled maturities of outstanding indebtedness as of December 31, 2014 are as follows:

For the year ending December 31,	(in thousands)
2015	$1,210
2016	1,976
2017	56,669
2018	11,468
2019	4,307
Thereafter	269,126
$344,756

The weighted average interest rate on the indebtedness balance outstanding at December 31, 2014 and 2013 was 3.85% and 4.42%, respectively. The mortgage notes evidencing the fixed rate secured indebtedness may be prepaid subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balances as defined in the respective loan agreements.

NOTE E – INTANGIBLE ASSETS

The following table provides gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2014			As of December 31, 2013
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	Value	amount	amortization	Value
Intangible assets - in place leases	$10,988	$(10,988)	$-	$7,401	$(6,757)	$644
Intangible assets - property tax abatement	1,015	(427)	588	1,015	(88)	927
	$12,003	$(11,415)	$588	$8,416	$(6,845)	$1,571

Amortization expense related to the in-place leases included in depreciation and amortization expense in the consolidated statements of operations was $4.5 million, $4.4 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization expense pertaining to the tax abatement intangible asset of approximately $0.3 million and $0.1 million during the years ended December 31, 2014 and 2013, respectively, is included in real estate taxes and insurance expense in the consolidated statements of operations. There was no tax abatement amortization expense during the year ended December 31, 2012.

Estimated amortization expense for the next five years related to the tax abatement intangible asset is as follows:

For the year ending December 31,	(in thousands)
2015	$274
2016	181
2017	102
2018	31
2019	-
$588

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company owned 50% of the membership interests of BSF/BR Augusta JV, LLC (the “JV”), which owned 100% of the membership interests of BSF/BR Augusta, LLC, a legal entity that was formed for the sole purpose of owning the real property known as The Estates at Perimeter (“Perimeter”), a multifamily apartment community located in Augusta, Georgia. The property contains 240 garden-style apartment units contained in ten three-story residential buildings located on approximately 13 acres of land. The Company, through its subsidiaries, acquired its interest in the JV in September 2010 for $3.8 million. The carrying value of this investment was $2.4 million as of December 31, 2013.

In September 2014, the Company along with its JV partner committed to a plan to sell Perimeter by entering into a contract to sell their respective 50% membership interests in that property to an unaffiliated third party for $26.0 million. This sale transaction subsequently closed on December 10, 2014. The net proceeds from the sale of the property were used to repay in full the mortgage note payable and other transaction related expenses and then make distributions to the members of the JV, of which the Company’s proportionate share was approximately $3.4 million. In conjunction with the sale of Perimeter interests, the Company recorded a gain of approximately $1.1 million which is included in gains on sales of real estate assets in the consolidated statements of operations.

The JV followed GAAP and its accounting policies were similar to those of the Company. The Company shared in profits and losses of the JV in accordance with the JV operating agreement, which was reported as income from unconsolidated joint venture in the Company’s consolidated statements of operations. The Company received operating cash distributions of $0.2 million for each of the years ended December 31, 2014 and 2013. No contributions were made during the years ended December 31, 2014 and 2013. As of December 31, 2014, the Company accrued a receivable of approximately $0.1 million relating to final funds to be distributed by the JV during the second quarter of 2015 which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

The following table summarizes the consolidated financial information for this unconsolidated JV for the periods presented:

As of
(in thousands)	December 31, 2013
Assets
Real estate investment in an operating property	$22,294
Cash and cash equivalents	269
Other Assets	20
Total assets	$22,583

Liabilities and members' equity
Indebtedness	$17,601
Accounts payable and other liabilities	139
Total liabilities	17,740
Member's equity	4,843
Total liabilities and members' equity	$22,583

	Years ended December 31,
(in thousands)	2014	2013	2012
Revenue	$2,653	$2,755	$2,789
Property operations and maintenance	862	793	872
Real estate taxes and insurance	271	273	269
Interest expense	705	763	775
Depreciation and amortization	603	792	782
Net Income	$212	$134	$91
Company share of income from unconsolidated joint venture activities	$106	$67	$46

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

In addition, the holders of subscription rights in the Rights Offering, including these former executives who acquired their entire allotment in a private placement, acquired an aggregate of 15,565,462 shares for gross proceeds to the Company of approximately $98.5 million, or approximately 98.5% of the shares available in the Rights Offering. Pursuant to its Backstop Commitment, Senator acquired 232,327 shares of common stock for gross proceeds to the Company of approximately $1.5 million, or approximately 1.5% of the shares available in the Rights Offering. Combined with the shares acquired by Senator in the Private Placement and the shares issued to Senator as a fee for Senator's Backstop Commitment and the Private Placement, Senator owned 9,316,055 shares, representing approximately 25.6% of the 36,350,182 shares of outstanding common stock of the Company after this recapitalization.

Pursuant to a stockholder agreement entered into with Senator (the “Stockholders Agreement”) in connection with the Private Placement and Backstop Commitment, the Company is required to file and cause a Resale Registration Statement to be declared effective by the SEC no later than January 16, 2015 (the “Effective Deadline”), the first anniversary of the closing of the Rights Offering. On December 16, 2014, Senator agreed to extend the Effective Deadline to April 16, 2015. If the Resale Registration Statement is not declared effective by April 16, 2015, the Company will be required to pay Senator a fee, payable in additional shares of the Company’s common stock (the “Additional Shares”), equal to 0.5% of the aggregate purchase price paid by Senator for the shares acquired in the Private Placement and Backstop Commitment for each full 30 calendar days (prorated for periods totaling less than 30 calendar days) thereafter until the Resale Registration Statement is declared effective, divided by the average of the volume-weighted average prices of the Company’s common stock over the 10 trading days prior to the issuance of such shares. Further, Senator has a right to seek liquidity with respect to shares of common stock that it owns if, on or after the 3.5-year anniversary of the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of the Company’s common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and Senator continues to own 4.9% or more of the Company’s outstanding common stock.

The Company contributed the net cash proceeds from the sale of 24,881,517 shares of the Company’s common stock offered in the Rights Offering and the related transactions of approximately $147.1 million after deducting offering expenses of approximately $2.9 million to the Operating Partnership in exchange for common units of the Operating Partnership. The Operating Partnership used approximately (i) $94.6 million to acquire five communities, (ii) $26.0 million to repay borrowings under the Revolver, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development leaving approximately $5.6 million for working capital and general corporate purposes.

On May 16, 2013, the Company closed a public offering of 6,250,000 shares of its common stock, $0.01 par value per share, at a public offering price of $10.00 per share. The shares of common stock began trading on NASDAQ Global Market under the symbol “TSRE” on May 14, 2013. The Company received approximately $53.2 million in total net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses payable by the Company, prior to any exercise of the underwriters' over-allotment option. Deferred offering costs, which totaled approximately $5.1 million, were recorded against additional paid-in capital in the statement of stockholders’ equity.

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

Recapitalization

On June 1, 2012, the Company completed the 2012 Recapitalization with Predecessor. Immediately prior to the 2012 Recapitalization, Predecessor held a single parcel of land having minimal value (which was sold shortly after the 2012 Recapitalization) and conducted no operations. In the 2012 Recapitalization, Predecessor exchanged shares of common and preferred stock in Predecessor and common and preferred units in the newly formed Operating Partnership for certain multifamily residential real estate assets that were contributed by certain real estate entities and management operations under common control of affiliates of the Company. Immediately following the 2012 Recapitalization, these affiliates collectively owned approximately 96% of the voting stock of Predecessor. For accounting purposes, Trade Street Investment Adviser, LLLP (“TSIA”) was deemed to be the acquirer in the 2012 Recapitalization, although Predecessor was the legal acquirer and surviving entity in the transaction. Concurrent with the 2012 Recapitalization, Predecessor’s name was changed to Trade Street Residential, Inc. In connection with the 2012 Recapitalization, costs of approximately $2.7 million were incurred during 2012, of which $0.9 million was recorded as charges against additional paid-in capital in the accompanying statement of stockholders’ equity and $1.8 million was recorded as recapitalization expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2014, the Company incurred additional recapitalization expense of approximately $1.0 million that is included in acquisition and recapitalization costs in the accompanying consolidated statements of operations. This recapitalization expense is comprised of $0.7 million relating to the settlement of a legal claim against Predecessor and $0.3 million relating to the evaluation of strategic alternatives for the Company. There were no recapitalization expenses incurred during the year ended December 31, 2013.

Private Placement

In May 2012, the Company entered into stock subscription agreements with 13 investors (including the Company’s Chief Executive Officer and certain directors) for the purchase of an aggregate of 178,333 shares of common stock at $15.00 per share, for a total of $2.7 million. The consideration was received from the investors from the end of June 2012 to the beginning of July 2012 and the shares of common stock were issued in August 2012. The shares of common stock issued pursuant to the private placement were not registered pursuant to Section Five of the Securities Act and, as a result, are subject to restrictions regarding their transfer.

Dividends Declared

The following table summarizes the dividends declared and/or paid by the Company during the years ended December 31, 2014, 2013 and 2012:

	Distributions Per	Total
	Share of Common	Dividend declared	Dividend	Dividend
	Stock/Common Unit	(in thousands)	Declared Date	Payable Date
2014
Fourth Quarter	$0.09500	$3,709	November 19, 2014	January 15, 2015
Third Quarter	$0.09500	$3,711	August 12, 2014	October 15, 2014
Second Quarter	$0.09500	$3,713	May 13, 2014	July 15, 2014
First Quarter	$0.09500	$3,697	February 12, 2014	April 15, 2014
2013
Fourth Quarter	$0.09500	$1,090	December 2, 2013	January 17, 2014
Third Quarter	$0.09500	$1,082	August 29, 2013	October 14, 2103
Second Quarter	$0.15750	$1,795	April 22, 2013	July 12, 2013
First Quarter	$0.08550	$403	April 15, 2013	May 31, 2013
2012
Fourth Quarter	$0.08549	$450	January 25, 2013	March 15, 2013
Third Quarter	$0.07605	$400	December 14, 2012	December 31, 2012

In addition, in connection with each dividend prior to October 17, 2014, the Company declared that all cumulative unpaid dividends on its Class A preferred stock through each declaration date were payable, as required by the terms of the Class A preferred stock in the Company’s charter, of which approximately $0.1 million remained payable as of December 31, 2013. There were no dividends in arrears as of December 31, 2014.

Class A Preferred Stock, Common OP Units and Contingent B Units

The following table presents the Company’s issued and outstanding Class A preferred stock, common OP units and Class B contingent units in the consolidated balance sheets as of December 31, 2014 and 2013:

	Optional
	Redemption	Annual		As of	As of
(in thousands, except share amounts)	Date	Dividend		December 31, 2014	December 31, 2013
Class A Preferred Stock, cumulative redeemable, liquidation preference $100.00 per share plus all accumulated, accrued and unpaid dividends (if any), 0 and 309,130 shares outstanding at December 31, 2014 and 2013, respectively	June 2019		(1)	$-	$26,624

Common OP Units, 2,343,500 units and 0 units outstanding at December 31, 2014 and 2013, respectively (4)	February 2015		(2)	$15,319	$-

Class B Contingent Units, 0 units and 210,915 units outstanding at December 31, 2014 and 2013, respectively (4)	June 2015		(3)	$-	$17,657

(1)	Cumulative annual cash dividends were at the rate of 1% of the liquidation preference per share, which increased to 2% on June 1, 2015 and 3% on June 1, 2016.
(2)	Dividend per common OP unit is the same as the dividend per share on the Company’s common stock.
(3)	Non-cumulative distribution of 1.5% per annum of the stated value per Class B contingent unit were to be ($0.375 per quarter) until December 31, 2014; 3.0% per annum of the stated value per Class B contingent unit ($0.75 per quarter) from January 1, 2015 through December 31, 2015; and 4.5% per annum of the stated value per Class B contingent unit ($1.125 per quarter) thereafter.
(4)	On February 23, 2014, 210,915 Class B contingent units were converted into 2,343,500 common OP units.

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

The redemption of the Class A preferred stock was accounted for as an extinguishment that resulted in an increase of $1.2 million in net income attributable to common stockholders presented for the year ended December 31, 2014 in the accompanying consolidated statement of operations.

The Class A preferred stock ranked senior in preference to the Company’s common stock with respect to the payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up of the Company (but excluding a merger, change of control, sale of substantially all assets or bankruptcy of the Company, upon the occurrence of any of which all shares of Class A preferred stock would be automatically converted). The Class A preferred stock ranked junior to any class or series of stock the terms of which specifically provided that the holders thereof were entitled to receive dividends or amounts distributable upon liquidation, dissolution or winding up of the Company in preference or priority to the holders of shares of Class A preferred stock. The Class A preferred stock ranked on parity with any class or series of stock the terms of which specifically provided that the holders thereof were entitled to receive dividends or amounts distributable upon liquidation, dissolution or winding up of the Company without preference or priority of one over the other. The Class A preferred stock had no voting rights except in certain limited instances.

On January 14, 2013, the terms of the Class A preferred stock were amended to provide that in calculating the number of shares of common stock to be issued upon conversion of shares of Class A preferred stock, the average market price of the Company’s common stock in the conversion calculation would not be less than $9.00 per share. As amended, shares of the Class A preferred stock are convertible into shares of the Company’s common stock at such time as the last of the properties contributed to the Company to be developed and opened for occupancy has attained 90% physical occupancy or has previously been disposed of by the Company. The shares are convertible at a conversion rate equal to the liquidation preference (as adjusted for certain decreases in value, in any, below June 1, 2012 levels) divided by the average market price of the Company’s common stock for the 20 trading days immediately preceding conversion, subject to a minimum price of $9.00 per share, subject to adjustments for any subsequent stock split, combination or exchange of the common stock after the date of issuance of the Class A preferred stock. The addition of the minimum conversion price of $9.00 per share and other changes in terms related to the Class A preferred stock was accounted for as an extinguishment that resulted in an increase of $3.5 million in net income attributable to common stockholders presented for year ended December 31, 2013 in the accompanying consolidated statement of operations.

On December 3, 2012, the Company and the Operating Partnership entered into a Contribution Agreement with BREF/BUSF Millenia Associates, LLC (the “Seller”) for the purchase of all of the Seller’s membership interests in Millenia 700, LLC, the owner of the 297 unit apartment community located in Orlando, Florida known as the Estates at Millenia (the “Developed Property”) and the 7-acre development site adjacent to the Developed Property (the “Development Property”) that is currently approved for 403 apartment units. The Developed Property and the Development Property were contributed to the Operating Partnership on December 3, 2012. Consideration for the purchase included 100,000 shares of Class A preferred stock, plus an additional 35,804 shares of Class A preferred stock issued on March 14, 2013, for which a liability of $3.3 million was included in acquisition consideration payable in preferred stock as of December 31, 2012. The issued shares were not registered under the Securities Act, and were, therefore, subject to certain restrictions on transfer. Upon receipt of the final certificate of occupancy for the Development Property, the Company was to issue to the Seller that number of additional shares of Class A preferred stock equal to 20% of the increase in value of the Development Property. The Class A preferred stock were redeemable, at the Company’s option, on or after the 7th anniversary of issuance.

Common and Preferred OP Units, Contingent B Units

On February 23, 2014, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP converted all of the 210,915 Class B contingent units discussed below into 2,343,500 common units of limited partnership interest in the Operating Partnership. The conversion of Class B contingent units into the common OP units was accounted for as an extinguishment that increased additional paid-in capital and noncontrolling interest in the accompanying consolidated balance sheet by approximately $1.9 million and $0.5 million, respectively. The common units are redeemable after February 23, 2015, at the Company’s option, for cash or shares of the Company’s common stock on a one-for-one basis.

In conjunction with the 2012 Recapitalization, the following units were issued and accounted for as noncontrolling interests in the financial statements of the Company:

•	546,132 common units
•	98,304 Class B preferred units
•	98,304 Class C preferred units

Common units were redeemable at the option of the holder at any time after June 1, 2013. On February 8, 2013, the agreement of limited partnership for the Operating Partnership was amended and restated to combine the 98,304 Class B preferred units and the 98,304 Class C preferred units into a single class of partnership units, designated as Class B contingent units, and to amend certain other terms. The Operating Partnership issued one Class B contingent unit for each outstanding Class C preferred unit and all Class B preferred units became Class B contingent units, resulting in a total of 196,608 Class B contingent units.

On March 26, 2013, the partners of the Operating Partnership executed the Second Amended and Restated Agreement of Limited Partnership to amend the terms of the Class B contingent units at which time the 546,132 common units were exchanged for 14,307 additional Class B contingent units. The exchange of the common units for additional Class B contingent units was accounted for as an extinguishment that reduced noncontrolling interest in the accompanying consolidated balance sheet by approximately $8.2 million, which resulted in an increase of $8.2 million in net income attributable to common stockholders presented for the year ended December 31, 2013 in the accompanying consolidated statement of operations. As amended, the Class B contingent units were entitled to non-cumulative quarterly distributions that were preferred with respect to the payment of distributions on common units and pari passu with the payment of distributions on Class A preferred units. The quarterly distributions on the Class B contingent units were to be declared and set aside for payment prior to any distributions being declared on the common units for that quarterly period. The amount of the distributions were to be $0.375 per quarter (1.5% per annum of the stated value per Class B contingent unit) until December 31, 2014, $0.75 per quarter (3.0% per annum of the stated value per Class B contingent unit) from January 1, 2015 through December 31, 2015 and $1.125 per quarter (4.5% per annum of the stated value per Class B contingent unit) thereafter.

The Class B contingent units were convertible into common units in four tranches based upon the sale or stabilization which was defined as the achievement of 90% physical occupancy, of the Land Investments, as follows (except that all Class B contingent units would automatically be converted into common units upon, among other events, a change of control, sale of substantially all assets or bankruptcy of the company):

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

Redemption of Noncontrolling interests

On June 1, 2012, four of the Company’s property owning subsidiaries entered into an agreement to purchase their respective noncontrolling interests for approximately $7.7 million. During 2013, payments were made to redeem these noncontrolling interests of which $3.8 million is reported in net cash provided by financing activities within continuing operations and $3.9 million is reported in net cash used by financing activities within discontinued operations in the accompanying consolidated statements of cash flows. Upon payment in full of the outstanding amounts, the noncontrolling interests were canceled.

NOTE H – MANAGEMENT TRANSITION EXPENSES, STOCK-BASED COMPENSATION AND BENEFIT PLAN

Management Transition Expenses: Pursuant to the terms of a Separation Agreement and Release (the "Baumann Separation Agreement"), effective February 23, 2014, between Michael D. Baumann and the Company, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and as Chairman and a member of the Company's Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of the Separation Agreement. In addition, the Baumann Separation Agreement provided for the accelerated vesting of 54,338 shares of unvested restricted stock and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares. The agreement also provided for the conversion of 210,915 Class B contingent units held by Mr. Baumann into 2,343,500 common units in the Operating Partnership, which resulted in a non-cash compensation charge of $2.5 million that has been included in management transition expenses in the consolidated statement of operations for the year ended December 31, 2014.

Pursuant to the terms of a Separation Agreement and Release (the "Levin Separation Agreement"), effective March 18, 2014, between David Levin and the Company, Mr. Levin resigned his employment as President and as Vice Chairman and a member of the Company’s Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, pursuant to the terms of the Levin Separation Agreement, Mr. Levin received 375,000 fully vested shares of common stock in a private placement, of which he surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares. This resulted in a non-cash compensation charge of $2.8 million which is included in management transition expenses in the consolidated statement of operations for the year ended December 31, 2014.

Pursuant to the terms of a Separation Agreement and Release (the “Hanks Separation Agreement”), effective November 3, 2014, between Ryan Hanks and the Company, Mr. Hanks resigned his employment as Chief Investment Officer of the Company. In consideration of a mutual release of claims against the Company and certain other agreements and covenants, the Hanks Separation Agreement provided for the accelerated vesting of 75,142 shares of unvested restricted stock and Mr. Hanks surrendered 24,694 shares to cover tax withholding obligations applicable to the vesting of the shares. Pursuant to the Separation Agreement, Mr. Hanks has agreed to make himself available to the Company in a consulting capacity at no cost (other than reasonable expense reimbursement) until the earlier of November 3, 2015 and the occurrence of a Change in Control (as defined in the Company’s 2013 EIP).

During the year ended December 31, 2014, certain other members of management resigned and received cash payments totaling $0.5 million, as well as accelerated vesting of an aggregate of 24,150 share of unvested restricted stock that was reduced by an aggregate of 6,491 shares to cover tax withholding obligations applicable to the vesting of the shares. The Company also incurred legal and certain other expenses related to this management transition of $0.9 million for the year ended December 31, 2014.

As a result of the above, the Company recognized an aggregate expense of $10.0 million for the year ended December 31, 2014, which is reported as management transition expenses in the accompanying consolidated statements of operations.

Stock-based Compensation: On January 24, 2013, the Company’s stockholders approved the Trade Street Residential, Inc. 2013 Equity Incentive Plan (as amended, the “2013 EIP”), which is intended to attract and retain independent directors, executive officers and other key employees and individual service providers, including officers and employees of the Company’s affiliates. On May 15, 2014, the Company’s stockholders approved an amendment to the 2013 EIP, which increased the number of shares of the Company’s common stock available for issuance under the EIP by 2,500,000 shares to a new total of 2,881,206 shares. The shares can be issued as restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance units, incentive awards and other equity-based awards.

On May 16, 2014, the Company issued an aggregate of 174,310 RSAs, of which 5,283 were issued, vested and are unrestricted and 169,027 were issued subject to (i) vesting over a period of four years and (ii) the employees’ and directors’ continued service with the Company. On May 16, 2013, the Company issued an aggregate of 301,877 RSAs for which all shares were issued subject to similar vesting requirements as those associated with the May 16, 2014 grant. RSA’s are entitled to receive any dividends paid by the Company on those shares during the vesting period.

Compensation expense associated with RSAs is based on the market price of the shares on the date of the grant, net of estimated forfeitures, and is amortized on a straight-line basis over the applicable vesting period (generally four years). The forfeiture rate is revised, as necessary, in subsequent periods if actual forfeiture experience exceeds prior expectations. As of December 31, 2014, the weighted-average forfeiture rate for the two grants under the 2013 EIP was approximately 7.0%. Compensation expense associated with RSAs of $0.5 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively, is recorded in general and administrative expense in the consolidated statements of operations.

During the year ended December 31, 2014, a total of 193,999 shares vested and became unrestricted of which 153,630 shares vested in connection with the resignation of two former executive officers and certain other members of management, which was treated as a modification of stock based awards, resulting in additional cost of $0.9 million that is included in management transition expenses in the consolidated statement of operations for the year ended December 31, 2014.

During the year ended December 31, 2013, 58,866 shares vested and became unrestricted in connection with the resignation of a former executive officer, which was treated as a modification of stock based awards, resulting in additional cost of $0.3 million, and is included in general and administrative expense in the condensed consolidated statement of operations. In addition, during the year ended December 31, 2013, 75,000 fully vested shares of common stock were granted to a former executive officer and the related grant date fair value of $0.5 million was included in general and administrative expense in the condensed consolidated statement of operations.

As of December 31, 2014, there was $1.1 million of unrecognized compensation cost related to non-vested restricted stock granted under the 2013 EIP. This cost is expected to be recognized over a period of 2.9 years.

Following is a summary of the RSAs granted, vested and forfeited to participants with the related weighted average grant value. Of the shares that vested during the year ended December 31, 2014, the Company withheld 30,381 shares to satisfy the tax obligations for those participants who elected this option, as permitted under the 2013 EIP.

		Weighted
		Average
	Shares	Grant Value
Balances at January 1, 2013 (non-vested)	-	$-
Granted	376,877	9.23
Vested	(133,866)	6.78
Forfeited	-	-
Balances at December 31, 2013 (non-vested)	243,011	9.80
Granted	174,310	7.26
Vested	(193,999)	8.02
Forfeited	(43,395)	9.80
Balances at December 31, 2014 (non-vested)	179,927	$7.85

In addition the Company issued 21,000 fully vested shares of common stock at a price of $10.00 per share in a private placement to its independent directors in lieu of 2013 director fees in connection with the Company’s public offering on May 16, 2013. A non-cash expense of $0.2 million was recorded in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2013.

401 (k) Savings Plan: In October, 2013, the Company adopted a voluntary defined contribution retirement plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matched 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary. The Company made contributions of approximately $0.2 million and $0.03 million, respectively, to the 401K Plan during the years ended December 31, 2014 and 2013.

NOTE I—TRANSACTIONS WITH RELATED PARTIES

Due From / To Related Parties: Due from related parties as of December 31, 2013 is comprised primarily of a $0.6 million promissory note which the Company acquired from one of the contributors of entities in the 2012 Recapitalization. The note, which was due on demand, bore interest at 12% per annum. Accrued interest included in due from related parties was approximately $0.2 million as of December 31, 2013. The Company received payment in full during the year ended December 31, 2014.

NOTE J – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, with the exception of the following matter, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Due to the nature of the 2012 Recapitalization, as described in Note G, the Company could find itself subject to a legal claim or proceeding associated with the previous business operations of the Predecessor. During the fourth quarter of 2014, the Company resolved a claim involving disputed charges on property previously owned by the Predecessor for which a settlement of approximately $0.7 million was negotiated and subsequently closed on February 13, 2015 (see Note N).  The charge associated with this settlement is reflected in acquisition and recapitalization costs in the accompanying consolidated statements of operations and in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have asbestos or other environmental related liabilities.

Operating Leases: The Company leases office space for the Company’s headquarters in Aventura, Florida. Rent expense included in the accompanying statement of operations was approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts of minimum future annual rental commitments under the operating lease commencing January 1, 2015 and expiring July 31, 2016 are $0.3 million for 2015 and $0.2 million for 2016.

Property Management Agreements: Prior to the 2012 Recapitalization, the Company was externally managed and was a party to property management agreements with third parties with respect to the management of certain of the Companies operating properties. The agreements provided for monthly management fees that ranged from 3.0% to 4.0% of gross monthly collections of rent. The total property management fees for the year ended December 31, 2012 was approximately $0.3 million and is included in property operations and maintenance expenses in the accompanying consolidated statements of operations. There were no property management agreements or fees paid during the years ended December 31, 2014 and 2013.

Guarantee: In connection with the 2012 Recapitalization described above, as a condition to closing, the Company and the Operating Partnership were required to become co-guarantors (and, with respect to certain properties, co-environmental indemnitors) on certain outstanding mortgage indebtedness related to the properties contributed as part of the 2012 Recapitalization discussed in Note G, in order to replace, and cause the release of certain affiliated contributing entities as the guarantors and environmental indemnitors under the existing guarantees and environmental indemnity agreements, as applicable. The Company’s position as a co-guarantor and co-indemnitor with respect to the contributed properties could result in partial or full recourse liability to the Company or the Operating Partnership in the event of the occurrence of certain prohibited acts set forth in such agreements.

Other Contingencies: In the ordinary course of business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of December 31, 2014, the Company had non-refundable earnest money deposits of approximately $0.2 million included in prepaid expenses and other assets in the accompanying balance sheets. As of December 31, 2013, the Company had earnest money deposits of approximately $5.9 million included in prepaid expenses and other assets in the accompanying balance sheets, of which approximately $5.4 million was non-refundable.

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

The Company has provided for non-income based state and local taxes in the consolidated statement of operations for all periods presented. Prior to June 1, 2012, the Company operated solely through partnerships which were flow-through entities and were not subject to federal income taxes at the entity level. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied this guidance to its tax positions for the year ended December 31, 2014. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

For certain entities that are part of the Company, tax returns are open for examination by federal and state tax jurisdictions for the years 2012 through 2014. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date upon final determination by the respective taxing authorities. No such examination is presently in progress.

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

Prior to January 1, 2014, the Company accounted for properties as discontinued operations when all of the criteria of ASC 360-45-9 were met. The results of operations and cash flows from discontinued operations are included in the Company’s accompanying consolidated financial statements up to the date of disposition. Accordingly, prior period operating activity of such properties has been reclassified as discontinued operations in the accompanying financial statements for the year ended December 31, 2013 and 2012.

Real estate assets held for sale or sold subsequent to January 1, 2014

The Company’s real estate assets held for sale as of or sold during the year ended December 31, 2014 included the following:

Property Name	Location	Date Sold
Operating Property
Post Oak	Louisville, Kentucky	July 11, 2014

Land Investments
Venetian	Fort Myers, Florida	October 17, 2014
Midlothian Town Center – East (“Midlothian”)	Midlothian, Virginia	Held for sale
The Estates at Maitland (“Maitland”)	Maitland, Florida	October 17, 2014
Millenia Phase II (“Millenia II”)	Orlando, Florida	October 17, 2014
Sunnyside	Panama City, Florida	October 17, 2014

Operating Property

In May 2014, the Company committed to a plan to actively market the Post Oak operating property and on July 11, 2014, the Company completed that sale. The net cash proceeds were approximately $7.8 million and the Company recognized a gain of approximately $0.4 million that is included in gains on sales of real estate assets on the consolidated statement of operations for the year ended December 31, 2014.

Land Investments

In February 2014, the Company committed to a plan to actively market for sale the Venetian, Midlothian and Maitland Land Investments. As a result of this plan, the Company recorded an impairment charge in the consolidated statement of operations related to these properties for $12.4 million to reduce their carrying value of the aforementioned assets to their estimated fair value during the year ended December 31, 2013.

Also, in March 2014, upon completion of foreclosure proceedings, the Company committed to a plan to actively market for sale the Sunnyside Land Investment (see also Note C).

On October 17, 2014, the Company executed and closed on an agreement with the holders of the Class A preferred stock to redeem all 309,130 shares outstanding in exchange for the transfer of title to all of the Company’s Land Investments except for the Midlothian Land Investment, in which the Company retained all rights and interests, plus a cash payment of $5.0 million. See Note G for additional disclosure regarding the Company’s redemption of all of the outstanding shares of the Company’s Class A preferred stock.

As a result of this agreement, the Company recorded an approximate $8.0 million charge for impairment of the values of four of the five Land Investments during the year ended December 31, 2014. This non-cash impairment charge was based upon fair value estimates determined from unobservable market inputs, such as (i) opinions of value from independent commercial brokers and (ii) purchase offers or bids from unrelated third parties, that the Company believes provide the best indication of the current liquidation value of the Land Investments given the Company’s intent to dispose of these Land Investments in connection with the transaction to redeem all of the Company’s outstanding shares of Class A preferred stock (see Note G). Approximately $0.7 million of this impairment charge was associated with the Midlothian Land Investment as discussed below.

A summary of the impairment charges recognized by the Company during the years ended December 31, 2014 and 2013 is as follows:

		Years Ended December 31,
Asset	Location	2014	2013
		(in thousands)

Millenia - Phase II	Orlando, FL	$6,774	$-
The Estates at Maitland	Maitland, FL	-	1,613
Midlothian Town Center - East	Midlothian, VA	673	4,079
Venetian	Fort Myers, FL	400	6,727
Sunnyside	Panama City, FL	115	-
		$7,962	$12,419

Contract for Sale – Midlothian Land Parcel

On October 7, 2014, the Company entered into a non-binding agreement with a third party to purchase the Company’s undivided interest in the Midlothian land parcel for $3.6 million. This agreement is subject to customary terms for similar transactions, including a period of examination during which the agreement could be cancelled by the Company or the purchaser, and would be expected to close during the second quarter of 2015.

The real estate assets held for sale as of December 31, 2014 were as follows:

As of
(in thousands)	December 31, 2014
Real estate assets held for sale	$3,492
Other assets, primarily restricted cash	549
Real estate assets held for sale	$4,041

The Company’s net loss from real estate assets held for sale or sold which is included in loss from continuing operations for the years ended December 31, 2014, 2013 and 2012 is as follows.

	Years Ended December 31,
(in thousands)	2014	2013	2012

Total property revenues	$633	$1,156	$1,088
Expenses:
Property expenses	378	607	592
Interest expense	31	330	240
Depreciation and amortization	120	342	339
Development and pursuit costs	229	159	-
Loss on early extinguishment of debt	177	-	-
Other expenses	15	124	23
Total expenses	950	1,562	1,194
Impairment associated with land holdings	(7,962)	(12,419)	-
Gains on sales of real estate assets	353	-	-
Loss from real estate assets held for sale	$(7,926)	$(12,825)	$(106)

See Note F for information regarding the Company’s JV investment in Perimeter which was also sold during the year ended December 31, 2014. The Company had no real estate assets held for sale as of December 31, 2013.

Discontinued Operations prior to January 1, 2014

The Company’s discontinued operations during the year ended December 31, 2013 and 2012 included the following:

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

In January 2013 the Company committed to a plan to actively market the Beckanna operating property and on December 24, 2013, the Company completed the sale for $8.8 million, including the assumption by the buyer of the existing mortgage loan balance and a non-cancellable operating ground lease of $6.2 million and $7.5 million, respectively. The sale resulted in a gain to the Company of approximately $1.5 million, which has been included in discontinued operations during the year ended December 31, 2013.

As a result of the purchase of Beckanna on October 31, 2011, the Company assumed a non-cancellable operating ground lease. The term of the lease was through March 23, 2055, with the option to extend the lease for five additional ten-year periods, from the expiration date of the initial term of the lease. The payments related to this operating lease were expensed on a straight-line basis. Amortization of the unfavorable ground lease obligation was recognized over its respective term, for which amortization expense was recorded, in the amount of approximately $0.2 million for each of the years ended December 31, 2013 and 2012. Net rent expense incurred under this operating lease amounted to approximately $1.2 million for each of the years ended December 31, 2013 and 2012 and which are reported in loss on operations of rental property in discontinued operations.

In July 2013 the Company committed to a plan to actively market the River Oaks operating property and on December 16, 2013 the Company completed the sale for $22.5 million, including the assumption by the buyer of the existing mortgage loan balance in the amount of $14.3 million. The sale resulted in a gain to the Company of approximately $3.2 million, which has been included in discontinued operations during the year ended December 31, 2013.

On June 12, 2013, the Company sold its 100% interest in Oak Reserve for $11.7 million. The decision to sell this property was made in January 2013. The sale resulted in a gain to the Company of approximately $0.5 million, which has been included in discontinued operations for the year ended December 31, 2013.

In November 2012 the Company committed to a plan to actively market its 70% interest in Fontaine to its joint venture partner and on March 1, 2013 the Company completed the sale for $10.5 million, including the assumption by the buyer of the Company’s 70% portion of a $9.1 million mortgage. The sale resulted in a gain to the Company of approximately $1.6 million, which has been included in discontinued operations during the year ended December 31, 2013.

On November 10, 2012, the Company sold the Mill Creek property for $27.5 million. The sale resulted in a net gain of approximately $2.1 million, consisting of a $2.2 million gain recorded in the fourth quarter of 2012 and $0.1 million reduction in the gain during the year ended December 31, 2013. The reduction in the gain resulted in a post-closing purchase price reduction during the year ended December 31, 2013.

The following table provides a summary of selected operating results the properties classified as discontinued operations in the consolidated statement of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2013	2012
Total property revenues	$6,387	$11,820
Expenses:
Property expenses	4,263	6,788
Interest expense	1,534	2,924
Depreciation and amortization	476	3,709
Other expenses	527	586
Loss before gain from sale of rental property	(413)	(2,187)
Gain from sale of rental property	6,685	2,183
Income from operation of discontinued rental property, including gains/losses on disposals	$6,272	$(4)

The Company had no discontinued operations as of December 31, 2014.

NOTE M – QUARTERLY DATA (unaudited)

Quarterly financial information in 2014 and 2013 was as follows:

	Quarters During the Year Ended December 31, 2014 (1)
(in thousands, except per share amounts)	First (2)	Second (2)	Third (3)	Fourth (2) (4)
Total revenue	$11,410	$14,653	$15,306	$15,498
Loss from continuing operations	(16,081)	(4,024)	(9,432)	(780)
Net loss	(16,081)	(4,024)	(9,432)	(780)
Net income (loss) attributable to common stockholders of Trade Street Residential, Inc.	(15,194)	(3,999)	(9,086)	482
Earnings (loss) per common share - basic and diluted Continuing operations	$(0.48)	$(0.11)	$(0.25)	$0.01
Weighted average number of shares outstanding:
Basic	31,746	36,452	36,468	36,500
Diluted	31,746	36,452	36,468	38,844

	Quarters During the Year Ended December 31, 2013 (1)
(in thousands, except per share amounts)	First (5) (7)	Second	Third (6)	Fourth (7)
Total revenue	$5,285	$6,437	$8,027	$9,208
Income (loss) from continuing operations	(4,188)	(4,748)	1,961	(15,853)
Income (loss) from discontinued operations	1,487	289	(80)	4,576
Net income (loss)	(2,701)	(4,459)	1,881	(11,277)
Net income (loss) attributable to common stockholders of Trade Street Residential, Inc.	6,795	(4,034)	1,360	(9,732)
Earnings (loss) per common share - basic and diluted
Continuing operations	$1.12	$(0.55)	$0.13	$(1.28)
Discontinued operations	0.32	0.04	(0.01)	0.41
Net earnings (loss) attributable to common stockholders	$1.44	$(0.51)	$0.12	$(0.87)
Weighted average number of shares outstanding:
Basic and Diluted	4,717	7,907	11,099	11,226

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share amounts may not equal the total computed for the year.
(2)	During the quarters ended March 31, 2014, June 30, 2014 and December 31, 2014, the Company recorded management transition expense of $9.0 million, $0.3 million and $0.7 million, respectively, related to the resignation of certain executive officers and other members of management (See Note H).
(3)	During the quarter ended September 30, 2014, the Company recorded an $8.0 million charge for impairment of the values for four of the five Land Investments owned by the Company related to our transaction to redeem all of our outstanding share of Class A preferred stock (See Note G).
(4)	During the quarter ended December 31, 2014, the Company recorded an increase of $1.2 million in net income attributable to common stockholders as a result of extinguishment related to our transaction to redeem all of our outstanding share of Class A preferred stock (See Note G).
(5)	During the quarter ended March 31, 2013, the Company recorded an increase of $11.7 million in net income attributable to common stockholders as a result of extinguishments related to Class A preferred stock and Class B contingent units, less related adjustments attributable to participating securities for $2.5 million (see Note G).
(6)	During the quarter ended September 30, 2013, the Company recorded a $6.9 million gain on bargain purchase from the Fountains Southend acquisition (See Note C).
(7)	During the quarter ended March 31, 2013 and December 30, 2013, the Company recorded a $0.6 million $11.8 million, respectively, impairment loss on the land held for future development properties (See Note L).

NOTE N—SUBSEQUENT EVENTS

Legal Proceeding

As discussed in Note J, during the fourth quarter of 2014, the Company resolved a claim involving disputed charges on property previously owned by the Predecessor for which a settlement of approximately $0.7 million was negotiated and subsequently closed on February 13, 2015.  The charge associated with this settlement is reflected in acquisition and recapitalization costs in the accompanying consolidated statements of operations and in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

SCHEDULE III – Real Estate Assets and Accumulated Depreciation for the year ended December 31, 2014

(in thousands)					Initial cost
Property	City	State	Encumbrances		Land and improvements	Building and improvements	Costs capitalized subsequent to acquisition	Furniture & Fixtures	Gross amounts at close of period	Accumulated depreciation	Year built/renovated	Year of acquisition	Depreciable lives in years

Real Estate:
The Pointe at Canyon Ridge	Sandy Springs	GA	$25,800		$16,689	$16,718	$526	$2,301	$36,234	$4,209	1986/2007	September-08	10-40
Arbors River Oaks	Memphis	TN	-	(1)	2,630	12,840	1,455	545	17,470	2,365	1990/2010	June-10	10-40
Lakeshore on the Hill	Chattanooga	TN	6,625		1,000	8,661	399	181	10,241	1,497	1969/2005	December-10	10-40
The Trails of Signal Mountain	Chattanooga	TN	8,137		1,461	9,815	593	411	12,280	1,923	1975	May-11	10-40
Mercé Apartments	Addison	TX	-	(1)	1,182	6,113	140	582	8,017	1,287	1991/2007	October-11	10-40
Fox Trails	Plano	TX	-	(1)	3,392	16,491	600	624	21,107	2,328	1981	December-11	10-40
Millenia 700	Orlando	FL	25,000		4,606	36,070	152	1,278	42,106	1,964	2012	December-12	10-50
Westmont Common	Ashville	NC	17,920		2,275	19,184	175	333	21,967	1,279	2003/2008	December-12	10-40
Bridge Pointe	Huntsville	AL	11,314		2,083	12,437	269	366	15,155	959	2002	March-13	10-40
St. James at Goose Creek	Goose Creek	SC	19,000		4,036	22,255	136	460	26,887	1,107	2009	May-13	10-50
Creekstone at RTP	Durham	NC	23,250		3,994	30,823	52	306	35,175	1,255	2012	May-13	10-50
Talison Row at Daniel Island	Charleston	SC	33,635		5,179	41,294	61	810	47,344	1,329	2013	August-13	10-50
Fountains Southend	Charlotte	NC	23,750		7,643	30,740	32	751	39,166	983	2013	September-13	10-50
The Estates at Wake Forest	Wake Forest	NC	18,625		5,295	30,633	357	866	37,151	904	2013	January-14	10-50
Miller Creek at Germantown	Memphis	TN	26,250		4,633	37,332	(14)	1,030	42,981	972	2012/2013	January-14	10-50
The Aventine Greenville	Greenville	SC	21,000		4,814	34,720	66	1,513	41,113	934	2013	February-14	10-50
Waterstone at Brier Creek	Raleigh	NC	16,250		4,712	26,989	194	692	32,587	643	2013/2014	March-14	10-50
Avenues at Craig Ranch	McKinney	TX	21,200		6,654	33,317	27	1,722	41,720	839	2013	March-14	10-50
Waterstone at Big Creek	Alpharetta	GA	-	(1)	5,673	33,106	59	1,003	39,841	698	2013	April-14	10-50
Total Operating Properties			$297,756		$87,951	$459,538	$5,279	$15,774	$568,542	$27,475

Real estate held for sale:
MTC East	Richmond	VA	-		7,783	-	(4,291)	-	3,492	-	Held for sale	August-09	N/A
Total real estate held for sale			-		7,783	-	(4,291)	-	3,492	-

Total			$297,756		$95,734	$459,538	$988	$15,774	$572,034	$27,475

(1)	These properties are secured by the Revolver which had an outstanding principal balance of $47.0 million as of December 31, 2014 (see Note D to the consolidated financial statements).

Reconciliation of real estate owned:
in thousands	2014	2013
Balance at January 1	$372,388	$279,994
Acquisitions of operating properties	234,573	164,524
Improvements	2,559	2,488
Reduction - impairments	(7,962)	(12,419)
Casualty write-off	(719)	-
Cost of real estate sold	(28,805)	(62,199)
Balance at December 31	$572,034	$372,388

Reconciliation of accumulated depreciation
in thousands	2014	2013
Balance at January 1	$14,369	$10,242
Depreciation expense	14,758	7,550
Dispositions	(1,652)	(3,423)
Balance at December 31	$27,475	$14,369