Form 10-K/A
period 2014-12-31
Trade Street Residential, Inc.
filed 2015-03-25
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

As of March 24, 2015, 36,698,469 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K/A

TRADE STREET RESIDENTIAL, INC.

EXPLANATORY NOTE

Trade Street Residential, Inc. (the “Company,” “we,” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2014 (the “Original Filing”).

We are filing this Amendment solely to present the information required by Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing and the Original Filing continues to speak as of the date of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of this Amendment.

Name	Age	Position
Richard H. Ross	56	Chief Executive Officer and President
Randall C. Eberline	53	Chief Accounting Officer(2)
Randolph C. Coley(1)	68	Director
Mack D. Pridgen III(1)	65	Chairman of the Board
Nirmal Roy(1)(3)	30	Director
Michael Simanovsky(1)(3)	31	Director
Adam Sklar(1)(4)	32	Director

(1)	Independent within the meaning of NASDAQ Marketplace Rule 5605(a)(2).
(2)	In connection with his appointment as Chief Accounting Officer of the Company on May 19, 2014, Mr. Eberline also assumed the functions of the principal financial officer. The Company does not intend to fill the role of Chief Financial Officer at the present time.
(3)	Designated as directors by certain investment entities (the “Senator Investors”) managed or advised by Senator Investment Group LP, a Delaware limited partnership.
(4)	Employed by Monarch Alternative Capital LP, one of our largest stockholders.

Executive Officers

Richard H. Ross, Chief Executive Officer and President

Mr. Ross has served as our Chief Executive Officer and President since April 2014. Prior to his appointment as Chief Executive Officer and President, Mr. Ross served as our Chief Financial Officer from August 27, 2013 until April 28, 2014. In addition to serving as Chief Financial Officer during that time, Mr. Ross was appointed interim Chief Executive Officer on February 23, 2014 and interim President on March 18, 2014. Prior to joining the Company, Mr. Ross had served as a financial consultant to the Company from February 2013 until August 2013. In March 2011, Mr. Ross founded Chiron Consulting, LLC, an independent financial and operations consultancy, where he worked until becoming our Chief Financial Officer in August 2013. From April 1998 to December 2010, Mr. Ross served as the Chief Financial Officer for Branch Properties, LLC, a private real estate investment firm primarily focused on the development of multifamily communities and high-quality neighborhood shopping centers located in the southeastern United States. From April 1997 to April 1998, Mr. Ross served as the Chief Financial Officer of Gearon Communications. Mr. Ross is a Certified Public Accountant in the states of Florida and Georgia.

Randall C. Eberline, Chief Accounting Officer

Mr. Eberline has served as our Chief Accounting Officer since his appointment by the Board of Directors on May 19, 2014. In this role, Mr. Eberline also serves as the Company’s principal financial officer. From 2012 until he joined the Company in May 2014, Mr. Eberline provided accounting and financial consulting services to various companies in the real estate and financial services industries, including to the Company. From 2005 through 2011, Mr. Eberline served as Vice President and Chief Financial Officer of Jim Walter Homes, a builder of affordable on-your-lot homes in the southeastern United States. Prior to 2005, Mr. Eberline spent nine years in senior corporate and division finance roles at organizations focused on residential construction and development and eleven years in public accounting, primarily with PricewaterhouseCoopers LLP, where he focused on serving real estate clients, including the initial public offering of a prominent multifamily real estate investment trust (“REIT”). Mr. Eberline received his bachelor’s degree in Economics from the University of Michigan and is a Certified Public Accountant in Michigan.

Board of Directors

Our Board of Directors is currently comprised of five directors, all of whom have terms expiring at the 2015 Annual Meeting of Stockholders. There are no family relationships among any of our directors or executive officers.

Biographical Information

Randolph C. Coley, Director

Mr. Coley has served as a director of the Company since June 2012. He retired from King & Spalding LLP, a national law firm, at the beginning of 2008 after rejoining King & Spalding in 1999 as a partner in the Houston office. He served on King & Spalding’s policy committee, operating committee and as Managing Partner of the Houston office. From 1978 to 1996, Mr. Coley practiced corporate and securities law in the Atlanta office of King & Spalding where he headed the firm’s corporate practice. From 1996 to 1999, Mr. Coley served as the Executive Managing Director and head of investment banking at Morgan Keegan & Company. Mr. Coley has served as a member of the securities law task force of NAREIT and has spoken at several NAREIT conferences. He chaired the committee of the State Bar of Georgia that drafted the Georgia Business Combination Statute, which was enacted by the Georgia Legislature and upheld by the federal courts when challenged in connection with a hostile takeover. Mr. Coley also served as a member of the Securities Law Committee of the Corporate and Banking Law Section of the State Bar of Georgia and twice served as Chairperson of the Advanced Securities Law Seminar sponsored by that committee. Mr. Coley earned his undergraduate degree from Vanderbilt University. After working for five years as a commercial banker, he attended the Vanderbilt University School of Law, graduating in 1978. Mr. Coley currently serves on the board of directors, audit committee and nominating and corporate governance committee for Deltic Timber Corp. (NYSE:DEL), a natural resources company focused on the ownership and management of timberland, and on the board of directors, as chair of the nominating and corporate governance committee and as a member of the audit committee for Gastar Exploration, Inc. (NYSE MKT:GST), a company engaged in the exploration, development and production of natural gas, natural gas liquids, oil and condensate in the United States.

Based on his significant experience in corporate governance and public company best practices, we have determined that Mr. Coley should serve as one of our directors.

Mack D. Pridgen III, Chairman of the Board

Mr. Pridgen has served as a director of the Company since June 2012. From 1997 until March 2007, Mr. Pridgen served as General Counsel, Vice President and Secretary of Highwoods Properties, Inc. (NYSE:HIW), a commercial REIT that owns and operates primarily suburban office properties, as well as industrial, retail and residential properties. Prior to joining Highwoods Properties, Inc., Mr. Pridgen was a partner with the law firm of Smith, Helms, Mulliss and Moore, LLP, with a specialized focus on the tax, corporate and REIT practices. Mr. Pridgen also served as a tax consultant for Arthur Andersen & Co. for 15 years. Mr. Pridgen received his Bachelor of Business Administration and Accounting degree from the University of North Carolina at Chapel Hill and his law degree from the University of California at Los Angeles School of Law.

Based on his knowledge and experience in the area of accounting and tax, with a focus on REITs, and his experience as a former executive with a publicly-traded REIT, we have determined that Mr. Pridgen should serve as one of our directors.

Nirmal Roy, Director

Mr. Roy has served as a director of our Company since June 2014. Mr. Roy has been an investment professional for BHR Capital LLC (“BHR”) since February 2011. Prior to joining BHR, Mr. Roy was an associate for Meadow Partners from 2009 to 2011, where he underwrote private real estate transactions in New York and London. Prior to joining Meadow Partners, Mr. Roy was an analyst for Silver Point Capital and an associate for Starwood Capital Group. Mr. Roy graduated Magna Cum Laude from The Wharton School, University of Pennsylvania, where he earned a B.S. in economics with concentrations in finance and real estate.

Based on his finance and investment experience, we have determined Mr. Roy should serve as one of our directors.

Michael Simanovsky, Director

Mr. Simanovsky has served as a director of our Company since January 2014. Mr. Simanovsky is an investment professional at Senator Investment Group LP (“Senator”). Prior to joining Senator in March 2011, Mr. Simanovsky was an investment professional with Cerberus Capital Management, LP, where he focused on originating and evaluating investment opportunities across a wide range of industries. Prior to joining Cerberus in August 2008, Mr. Simanovsky was in the restructuring groups of both Rothschild Inc. and Houlihan Lokey Howard & Zukin, where he focused on providing advisory services to companies undergoing financial restructuring transactions. Mr. Simanovsky currently serves as a director of DFI Capital (the private holding company for Engs Commercial Finance) and K2 Towers REIT (a private entity, which owns and operates wireless communications towers). Mr. Simanovsky received a B.A. in Economics from Emory University. Pursuant to the Stockholders Agreement by and between the Company and the Senator Investors, Mr. Simanovsky was designated to our Board of Directors by the Senator Investors.

Based on his role with the Senator and his finance and capital raising experience, we have determined that Mr. Simanovsky should serve as one of our directors.

Adam Sklar, Director

Mr. Sklar has served as a director of our Company since February 2014. Mr. Sklar is a senior investment professional for Monarch Alternative Capital LP. He is also a co-portfolio manager for Monarch Structured Credit Fund, where his responsibilities also include the research and trading of RMBS. Prior to joining Monarch Alternative Capital LP in 2007, Mr. Sklar was an analyst in the Financial Institutions Group at JP Morgan Chase & Co., where he worked on advisory and corporate finance assignments for specialty finance clients. Mr. Sklar graduated from the Goizueta Business School at Emory University, where he earned membership in Beta Gamma Sigma, the business honor society, with a B.B.A. in Finance.

Based on his financial background and his role with Monarch Alternative Capital LP, one of our largest stockholders, we have determined that Mr. Sklar should serve as one of our directors.

Role of the Board in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors administers this oversight function directly, with support from its three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee, each of which addresses risks specific to their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether such policies are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Director Independence

The listing rules of the Nasdaq Global Market (the “Nasdaq Listing Rules”) generally require that a majority of the members of a Nasdaq-listed company’s board of directors be independent. Additionally, Nasdaq-listed companies are required to have a nominating/corporate governance committee, compensation committee and audit committee, each comprised solely of independent directors. Under NASDAQ Listing Rule 5605(a)(2), a director of a company qualifies as “independent” if the director is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board of Directors of the Company currently has five directors, all of whom our Board of Directors affirmatively has determined, after broadly considering all relevant facts and circumstances, to be “independent” as that term is defined under the Nasdaq Listing Rules and under applicable rules of the SEC.

Board Committees

Our Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The principal functions of each committee are described below. We comply with the listing requirements and other rules and regulations of the Nasdaq Global Market and under applicable rules of the SEC, as amended or modified from time to time, and each of these committees is comprised exclusively of independent directors. Additionally, our Board of Directors may from time to time establish certain other committees to facilitate the management of our Company.

 The table below provides membership information for each of our standing committees:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Randolph C. Coley	X		X (Chairperson)
Mack D. Pridgen III*	X (Chairperson)	X
Nirmal Roy	X		X
Michael Simanovsky		X (Chairperson)	X
Adam Sklar		X

* Audit committee financial expert.

Audit Committee

The Audit Committee is comprised of Messrs. Pridgen, Coley and Roy. Mr. Pridgen, the chairman of the Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and Nasdaq Listing Rules. We adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including oversight related to:

•	our accounting and financial reporting processes;

•	the integrity and audits of our consolidated financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent public accountants; and

•	the performance of our independent auditors and any internal auditors.

The Audit Committee also is responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee also prepares the Audit Committee report required by SEC regulations to be included in our annual proxy statement.

During the fiscal year ended December 31, 2014, the Audit Committee met seven times, including telephonic meetings.

Compensation Committee

The Compensation Committee is comprised of Messrs. Pridgen, Simanovsky and Sklar, with Mr. Simanovsky serving as chairman. We adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

•	evaluating the performance and compensation of our Chief Executive Officer;

•	reviewing and approving the compensation and benefits of our executive officers and members of our Board of Directors;

•	administering our compensation, stock option, stock purchase, incentive or other benefit plans; and

•	producing an annual report on executive compensation for inclusion in our proxy statement after reviewing our compensation discussion and analysis.

During the fiscal year ended December 31, 2014, the Compensation Committee met three times, including telephonic meetings.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Messrs. Coley, Roy and Simanovsky, with Mr. Coley serving as chairman. We adopted a Nominating and Corporate Governance Committee charter, which details the principal functions of the Nominating and Corporate Governance Committee, including:

•	assisting the Board of Directors by identifying individuals qualified to become members of the Board of Directors consistent with criteria approved by the Board of Directors and to recommend to the Board of Directors the director nominees for each Annual Meeting;

•	assisting the Board of Directors in the event of any vacancy on the Board of Directors by identifying individuals qualified to become members of the Board of Directors and to recommend to the Board of Directors qualified individuals to fill any such vacancy;

•	developing and recommending to the Board of Directors a set of effective corporate governance policies and procedures applicable to the Company (“Corporate Governance Guidelines”) when required; and

•	monitoring, overseeing and reviewing compliance with the Corporate Governance Guidelines and all other applicable policies of the Company as the Nominating and Corporate Governance Committee or the Board of Directors deems necessary or desirable.

During the fiscal year ended December 31, 2014, the Nominating and Corporate Governance Committee met two times, including telephonic meetings.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors are Messrs. Pridgen, Simanovsky and Sklar, each of whom is an independent director. None of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee. Accordingly, during the fiscal year ending December 31, 2014, there were no interlocks with other companies within the meaning of the SEC’s proxy rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the Nasdaq Global Market. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2014.

Code of Business Conduct and Ethics

Our Board of Directors established a code of business conduct and ethics that applies to our officers, directors and employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.

Any waiver of the code of business conduct and ethics for our executive officers or directors must be approved by a majority of our independent directors, and any such waiver shall be promptly disclosed as required by law or Nasdaq Global Market regulations.

Our code of business conduct and ethics may be found on the “Investors” section of our website under “Governance Documents.” See http://ir.tradestreetresidential.com/.

Item 11. Executive Compensation.

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies under SEC rules and the Jumpstart Our Business Startups Act, enacted on April 5, 2012 (the “JOBS Act”).

The compensation of Messrs. Ross, Eberline, Baumann, Levin and Hanks identified in our Summary Compensation Table, whom we refer to as named executive officers (“NEOs”), consists of a combination of base salary, bonuses, other benefits and equity-based compensation. Messrs. Baumann and Levin are former executive officers and members of the Board of Directors of the Company. Mr. Hanks is a former executive officer of the Company.

For the fiscal year ended December 31, 2014, Messrs. Ross, Eberline, Baumann, Levin and Hanks served pursuant to written or oral employment agreements. See “—Employment Agreements and Other Agreements” below.

Summary Compensation Table

The following table sets forth a summary of all compensation earned, awarded or paid, as applicable, to our NEOs in the fiscal years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary		Bonus		Stock Awards(1)		All Other Compensation		Total
Richard H. Ross	2014	$307,212		$325,000	(3)	$357,500		$32,825	(4)	$1,022,537
Chief Executive	2013	$59,904		$100,000	(3)	$—		$12,641	(4)	$172,545
Officer and President(2)	2012	$—		$—		$—		$—		$—
Randall C. Eberline	2014	$104,327		$54,500	(6)	$70,000		$16,787	(7)	$245,614
Chief Accounting	2013	$—		$—		$—		$—		$—
Officer(5)	2012	$—		$—		$—		$—		$—
Michael Baumann	2014	$62,577		$—		$(111,392	)(8)	$2,331,895	(8)	$2,283,080
Former Chairman	2013	$474,231	(9)	$—		$532,512		$18,000	(11)	$1,024,743
and Chief Executive Officer(8)	2012	$292,020	(10)	$350,000		$—		$12,000	(11)	$654,020
David Levin	2014	$67,468		$—		$2,820,000		$10,655	(12)	$2,898,123
Former Vice-	2013	$144,230		$—		$557,000		$—		$701,230
Chairman and President(12)	2012	$—		$—		$—		$—		$—
Ryan Hanks	2014	$255,000		$—		$133,149	(13)	$5,100		$393,249
Chief Investment	2013	$150,000		$250,000	(13)	$576,887		$—		$976,887
Officer and Interim	2012	$42,628	(10)	$200,000		$—		$—		$242,628
Chief Operating Officer(13)

(1)	Based on the grant date fair market value determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”), disregarding our estimate of forfeitures, during the years ended December 31, 2014 and 2013. These amounts may not correspond to actual value that will be realized by any named executive officer with respect to such awards. The assumptions used in the valuation of these awards are set forth in Note H to the consolidated financial statements included in the Original Filing.
(2)	Mr. Ross joined the Company in 2013 and served as the Company’s Chief Financial Officer from August 27, 2013 until April 28, 2014. Mr. Ross was appointed the Company’s interim Chief Executive Officer on February 23, 2014 and the Company’s interim President effective on March 18, 2014. On April 28, 2014, Mr. Ross was appointed to the permanent position of Chief Executive Officer and President.
(3)	On February 12, 2014, the Board of Directors approved the payment of a discretionary 2013 cash incentive bonus of $100,000 to Mr. Ross, which was paid in February 2014. On November 19, 2014, the Board of Directors approved the payment of a discretionary 2014 cash incentive bonus of $325,000 to Mr. Ross, which was paid in January 2015.
(4)	For fiscal year 2014, the amount in this column represents (i) $9,100 as matching contributions under the Company’s 401(k) Plan, (ii) $15,384 in temporary living and related expenses and (iii) $8,341 in relocation expenses. For fiscal year 2013, the amounts in this column represent 401(k) matching contributions by the Company and temporary living and related expenses.
(5)	Mr. Eberline was appointed the Company’s Chief Accounting Officer and principal financial officer effective on May 19, 2014.
(6)	On November 19, 2014, the Board of Directors approved the payment of a discretionary 2014 cash incentive bonus of $54,500 to Mr. Eberline, which was paid in January 2015.

(7)	For fiscal year 2014, the amount in this column represents (i) $2,962 as matching contributions under the Company’s 401(k) Plan and (ii) $13,825 in temporary living and related expenses.
(8)	Mr. Baumann served as our Chairman and Chief Executive Officer for the period from June 1, 2012 to February 23, 2014. During fiscal year 2014, Mr. Baumann received $3,000 as a car allowance and $1,252 as matching contributions under the Company’s 401(k) Plan. In connection with Mr. Baumann’s resignation on February 23, 2014, we entered into a separation agreement with Mr. Baumann. See “Executive Compensation—Employment Agreements and Other Agreements.” Pursuant to the separation agreement, Mr. Baumann received a lump-sum cash payment in the amount of $2,250,000, less taxes required to be withheld and reimbursement of expenses incurred by the Company, a lump sum payment of $8,583 representing the payment for health insurance, and for a period of 12 months ending on February 23, 2015, a monthly amount equal to the monthly rent on 2,500 square feet of office space at market rental rates, in the aggregate amount of $69,060 for the period from April 15, 2014 until December 31, 2014. Additionally, upon his separation on February 23, 2014, the Company accelerated the vesting of Mr. Baumann’s 54,338 shares of previously unvested restricted stock. In accordance with FASB ASC 718, when the vesting terms of an award are modified, as they were upon Mr. Baumann’s separation, any of the originally measured compensation cost related to the unvested awards was modified and the Company recorded the incremental fair value of the award on Mr. Baumann’s separation date. The assumptions used in the valuation of this modification award are set forth in Note H to the consolidated financial statements included in the Original Filing.
(9)	Until September 26, 2013, Mr. Baumann received an annual base salary of $500,000. Effective September 26, 2013, the Company and Mr. Baumann entered into an employment agreement, whereby Mr. Baumann’s salary was decreased to $400,000.
(10)	Represents salaries paid to our NEOs for the period from June 1, 2012 to December 31, 2012.
(11)	The amount in this column represents a car allowance.
(12)	Mr. Levin served as Vice-Chairman and President from July 22, 2013 to March 18, 2014. While he was not a NEO for the year ended December 31, 2012, he was a NEO for the year ended December 31, 2013. For fiscal year 2014, Mr. Levin received $2,072 as matching contributions under the Company’s 401(k) Plan. As a result of Mr. Levin’s resignation on March 18, 2014, Mr. Levin received 375,000 fully vested shares of our common stock and a lump sum payment of $8,583 representing the payment for health insurance as required under the employment agreement between Mr. Levin and the Company. On September 30, 2013, Mr. Levin received 75,000 fully-vested shares of our common stock under the 2013 Equity Incentive Plan. For the year ended December 31, 2013, Mr. Levin received 3,500 fully vested shares of common stock at a price of $10.00 per share in lieu of 2013 director fees in connection with the Company’s public offering on May 16, 2013.
(13)	Mr. Hanks served as Chief Investment Officer from June 1, 2012 to November 3, 2014. He served as interim Chief Operating Officer from February 23, 2014 to November 3, 2014. As a result of Mr. Hank’s resignation from the Company in November 2014, the Company accelerated the vesting of Mr. Hank’s 75,142 shares of previously unvested restricted stock. In accordance with FASB ASC 718, when the vesting terms of an award are modified, as they were upon Mr. Hanks’ resignation, any of the originally measured compensation cost related to the unvested awards was modified and the Company recorded the incremental fair value of the award on Mr. Hanks’ resignation date. The assumptions used in the valuation of this modification award are set forth in Note H to the consolidated financial statements included in the Original Filing. On February 12, 2014, the Board of Directors approved the payment of a discretionary 2013 cash incentive bonus of $250,000 to Mr. Hanks, which was paid in February 2014.

Outstanding Equity Awards at Fiscal Year-End December 31, 2014

The following table sets forth the outstanding equity awards for each NEO as of December 31, 2014.

Name and Position	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard H. Ross	49,242	(1)	$378,671	49,242	(1)	$378,671
Chief Executive Officer and President

Randall C. Eberline	9,642	(2)	$74,147	9,642	(2)	$74,147
Chief Accounting Officer

(1)	The shares subject to the restricted stock award vest over a period of four years from May 16, 2014, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on May 16, 2018.
(2)	The shares subject to the restricted stock award vest over a period of four years from May 19, 2014, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on May 19, 2018.

Employment Agreements and Other Agreements

On September 26, 2013, we entered into employment agreements (collectively, the “2013 Employment Agreements”) with Messrs. Baumann, Levin and Ross. See “—2013 Employment Agreements” below. Mr. Baumann’s employment agreement was terminated upon his resignation on February 23, 2014. See “—Separation Agreement with Mr. Baumann” below. Mr. Levin’s employment agreement was terminated upon his resignation on March 18, 2014. See “—Separation Agreement with Mr. Levin” below. The employment agreement for Mr. Ross was terminated in connection with his entry into a new employment agreement effective on April 30, 2014. See “—New Employment Agreements with Mr. Ross, Mr. Hanks and Mr. Eberline” below.

On August 7, 2014, we entered into an employment agreement with Mr. Hanks, which was terminated upon his resignation on November 3, 2014. See “—Employment Agreement with Mr. Ross, Mr. Hanks and Mr. Eberline” and “—Separation Agreement with Mr. Hanks” below. On May 19, 2014, we entered into an employment agreement with Mr. Eberline. See “—Employment Agreement with Mr. Ross, Mr. Hanks and Mr. Eberline.” The employment agreements for Messrs. Ross and Eberline described below were in effect as of December 31, 2014.

2013 Employment Agreements

The 2013 Employment Agreements had three year terms with automatic annual renewal thereafter, unless the executives or we provided notice of non-renewal to the other party. The 2013 Employment Agreements provided for an initial base salary of $400,000 to Mr. Baumann, an initial base salary of $300,000 to Mr. Levin and an initial base salary of $175,000 to Mr. Ross, each to be adjusted annually thereafter at the discretion of the Board of Directors or the Compensation Committee based on the performance of each executive and us. Pursuant to the 2013 Employment Agreements, each executive was eligible to receive an annual bonus in the event we or the executive, or both, respectively, achieved certain financial performance and personal performance targets to be established by the Board of Directors or the Compensation Committee pursuant to a cash compensation incentive plan or similar plan to be established by us under our 2013 Equity Incentive Plan. The executives were also eligible to participate in other compensatory and benefit plans available to all employees.

Each 2013 Employment Agreement provided that, if the executive’s employment was terminated:

•	by mutual agreement between the executive and us, by us for “cause” or by the executive without “good reason,” then we would pay the executive: (i) all accrued but unpaid wages through the termination date; (ii) all earned and accrued but unpaid bonuses; and (iii) all approved, but unreimbursed, business expenses;

•	by us without “cause” or by the executive for “good reason,” then we would pay the executive: (i) all accrued but unpaid wages through the termination date; (ii) all accrued but unused vacation for the year in which the termination occurs through the termination date; (iii) all approved, but unreimbursed, business expenses; (iv) all earned and accrued but unpaid bonuses; (v) any COBRA continuation coverage premiums required for the coverage of the executive (and his eligible dependents) under our major medical group health plan, generally for a period of 18 months or, if less, until the executive or his eligible dependent is no longer entitled to COBRA coverage; and (vi) a separation payment equal to the sum of three times (3x) Mr. Baumann’s or Mr. Levin’s (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to termination, or one and one- half times (1.5x) Mr. Ross’ then current base salary, as applicable, with such separation payment being payable over a period of 36 months with respect to Mr. Levin and 18 months with respect to Mr. Ross. Additionally, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the 2013 Equity Incentive Plan, would vest and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof;

•	due to the executive’s death or “disability,” then we would pay the executive (or the executive’s estate and/or beneficiaries, as the case may be): (i) all accrued but unpaid wages through the termination date; (ii) all earned and accrued but unpaid bonuses prorated to the date of his death or disability; (iii) all approved, but unreimbursed, business expenses; and (iv) any COBRA continuation coverage premiums required for the coverage of the executive (or his eligible dependents) under our major medical group health plan, generally for a period of 18 months or, if less, until the executive or his eligible dependent is no longer entitled to COBRA coverage. Additionally, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the 2013 Equity Incentive Plan, would vest and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof.

Pursuant to the 2013 Employment Agreements, in the event we elected not to renew an executive’s employment agreement at the end of the term or any renewal term, we would be required to provide the executive with the same payments and benefits that he would have been entitled to receive if we were to terminate his employment agreement without “cause” as described above, except that the separation payment described above would be equal to one times (1x) the sum of Mr. Baumann’s or Mr. Levin’s (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to the non-renewal of the employment agreement, or one times (1x) Mr. Ross’ then current base salary, as applicable. The amount of such separation payment would have be determined on the date of non-renewal, and the amount payable at that time would have been the amount of the separation payment as so determined, reduced dollar-for-dollar by all salary and bonus payments made to the executive for services as an employee after the non-renewal of his employment agreement. The separation payment would have been payable on the first regular payroll payment date occurring after the thirtieth (30th) day following the date of non-renewal and would have been payable over a period of 12 months. Additionally, in the event of our non-renewal of the employment agreement, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the 2013 Equity Incentive Plan, would have vested and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof.

In addition, the 2013 Employment Agreements contained certain provisions that required the executives to comply with restrictions on competition with us and on solicitation of our tenants and employees during the term of their employment and for a period of two years following any termination.

In the event that we terminated an employment agreement without “cause” or the executive terminates for “good reason” within one (1) year following a “change of control” (as defined in the employment agreements), then we would have paid the executive: (i) all accrued but unpaid wages through the termination date; (ii) all earned and accrued but unpaid bonuses; (iii) all approved, but unreimbursed, business expenses; and (iv) a separation payment equal to the sum of three times (3x) Mr. Levin’s, or two times (2x) Mr. Ross’, as applicable, (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to the termination. Additionally, upon such event, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the 2013 Equity Incentive Plan, would have vested and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof.

New Employment Agreements with Mr. Ross, Mr. Hanks and Mr. Eberline

Effective on April 30, 2014, the Company entered into a new employment agreement with Mr. Ross, appointing Mr. Ross the Chief Executive Officer of the Company and increasing his initial base salary to $325,000. On May 19, 2014, the Company entered into an employment agreement with Mr. Eberline, appointing Mr. Eberline the Chief Accounting Officer of the Company and providing him with an initial base salary of $175,000. On August 7, 2014, the Company entered into an employment agreement with Mr. Hanks, appointing Mr. Hanks the Chief Investment Officer and interim Chief Operating Officer of the Company and providing him with an initial base salary of $300,000. These new employment agreements contained the same material terms as the 2013 Employment Agreements as set forth above, except that under the new employment agreements:

•	If a “change of control” occurs during the term of the agreement, the term of the agreement shall not expire before the one year anniversary of the change of control, unless expressly agreed to in writing by the executive;

•	If the executive’s employment is terminated:

o	by mutual agreement between the executive and us, by us for “cause” or by the executive without “good reason,” then we shall pay the executive: (i) all accrued but unpaid wages through the termination date; (ii) any earned but unpaid bonuses relating to the year prior to the terminated date; and (iii) all approved, but unreimbursed, business expenses;

o	by us without “cause” or by the executive for “good reason,” then we shall pay the executive: (i) all accrued but unpaid wages through the termination date; (ii) all accrued but unused vacation for the year in which the termination occurs through the termination date; (iii) all approved, but unreimbursed, business expenses; (iv) any earned but unpaid bonuses relating to the year prior to the termination date; (v) if the executive is participating in our group medical, vision and dental plan immediately prior to the date of termination, a lump sum payment equal to eighteen (18) times (or such lesser period that the executive (and his eligible dependents) are entitled to under COBRA) the amount of monthly employer contribution that we made to an issuer to provide medical, vision and dental insurance to the executive (and his eligible dependents) in the month immediately preceding the date of termination; and (vi) a separation payment equal to one and one-half times (1.5x) the sum of the executive’s (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to termination (if the termination of employment occurs prior to the date the executive was eligible to earn two bonuses, the average bonus for the two year period will be deemed to be the executive’s target bonus in the year of termination), with such separation payment being payable over a period of 18 months from the date of termination, subject to the executive executing a release that becomes effective and certain other conditions. Additionally, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the 2013 Equity Incentive Plan, will vest in a prorated portion of the executive’s outstanding unvested equity-based awards in the same manner and to the same extent as if his employment had terminated due to death or disability, without any action by our Board of Directors or any committee thereof;

o	due to the executive’s death or “disability,” then we shall pay the executive (or his estate and/or beneficiaries, as the case may be): (i) all accrued but unpaid wages through the termination date; (ii) any earned but unpaid bonuses relating to the year prior to the termination date; (iii) all approved, but unreimbursed, business expenses; and (iv) if the executive is participating in our group medical, vision and dental plan immediately prior to the date of termination, a lump sum payment equal to eighteen (18) times (or such lesser period that the executive (and his eligible dependents) are entitled to under COBRA) the amount of monthly employer contribution that we made to an issuer to provide medical, vision and dental insurance to the executive (and his eligible dependents) in the month immediately preceding the date of termination. Additionally, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the 2013 Equity Incentive Plan, will vest in a prorated portion of the executive’s outstanding unvested equity-based awards, without any action by our Board of Directors or any committee thereof. The prorated portion of each award (or each tranche of each award, if the award vests in installments) that will vest will be equal to the product of (a) multiplied by (b), where (a) equals (1) with respect to awards subject only to service-based vesting conditions, the total number of shares or units subject to the award (or to each tranche of the award, if the award vests in installments) that remain unvested as of the date of the executive’s termination, and (2) with respect to awards with performance-based vesting conditions, the total number of unvested shares or units that would have vested based on actual performance through the applicable performance period had the executive remained employed (determined separately with respect to each tranche of an award that vests in installments), and (b) is a fraction, the numerator of which is the number of days during the applicable “vesting period” (as that term is defined below) that the executive was employed, and the denominator of which is the total number of days in the vesting period. For this purpose, the “vesting period” means the total number of days between the grant date (or the vesting commencement date, if it precedes the grant date) and the date the award (or the applicable tranche thereof, if the award vests in installments) would vest assuming the applicable service and/or performance conditions are satisfied (disregarding for this purpose any provisions that could result in accelerated vesting). With respect to awards that vest in installments, the vesting period shall be determined separately with respect to each such installment or tranche. Awards with only service-based vesting conditions will vest (and, as applicable, be settled or become exercisable) as of the date of the executive’s termination. Awards with performance-based vesting conditions will vest (and, as applicable, be settled or become exercisable), if at all, at the same time the award would have vested had the executive’s employment not terminated;

•	In the event we elect not to renew the employment agreement at the end of the term or any renewal term and the executive is willing and able, at the time of such non-renewal, to continue providing services to us, we will be required to provide the executive with the same payments and benefits that he would be entitled to receive if we were to terminate his employment agreement without “cause” as described above, except that the separation payment described above will be equal to one times (1x) the sum of the executive’s then-current base salary. The separation payment will be payable over a period of 12 months from the date of termination, subject to the executive executing a release that becomes effective and certain other conditions. Additionally, in the event of our non-renewal of the employment agreement, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the 2013 Equity Incentive Plan, will vest in a prorated portion of his outstanding unvested equity-based awards in the same manner and to the same extent as if his employment had terminated due to death or disability, without any action by our Board of Directors or any committee thereof; and

•	In the event that we terminate an employment agreement without “cause” or the executive terminates for “good reason” within one (1) year following a “change of control” (as defined in the employment agreement), then in lieu of any obligations set forth above, we shall pay the executive: (i) all accrued but unpaid wages through the termination date; (ii) all accrued but unused and unpaid vacation; (iii) any earned but unpaid bonuses relating to the prior year; (iv) all approved, but unreimbursed, business expenses; (v) if the executive is participating in our group medical, vision and dental plan immediately prior to the date of termination, a lump sum payment equal to eighteen (18) times (or such lesser period that the executive (and his eligible dependents) are entitled to under COBRA) the amount of monthly employer contribution that we made to an issuer to provide medical, vision and dental insurance to the executive (and his eligible dependents) in the month immediately preceding the date of termination; and (vi) a separation payment equal to the sum of three times (3x) the executive’s (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to the termination (if the change in control occurs prior to the date the executive was eligible to earn two bonuses, the average bonus for the two year period will be deemed to be the executive’s target bonus in the year of termination), with such separation payment being payable in a lump sum within 60 days from the date of termination, subject to the executive executing a release that becomes effective and certain other conditions. Additionally, upon such change in control event, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted stock and restricted stock units) granted pursuant to the Equity Incentive Plan, will vest and become immediately exercisable and unrestricted, without any action by our Board of Directors or any committee thereof.

In addition, the employment agreements contain certain provisions that require the executives to comply with restrictions on competition with the Company and on solicitation of the Company’s tenants and employees during the term of such executive’s employment and for a period of two years following any termination.

Separation Agreement with Mr. Baumann

On February 23, 2014, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and as a member of the Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of a separation agreement (the “Baumann Separation Agreement”). In addition, the Baumann Separation Agreement provided for the accelerated vesting of 54,338 shares of unvested restricted stock and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares. The agreement also provided for the conversion of 210,915 Class B contingent units held by Mr. Baumann into 2,343,500 common units in Trade Street Operating Partnership, L.P. (the “Operating Partnership”).

Furthermore, the Baumann Separation Agreement provided for the termination of the noncompetition provisions contained in the employment agreement between the Company and Mr. Baumann. The non-solicitation provisions of the employment agreement remained in effect for one year following the date of the Baumann Separation Agreement.

Pursuant to the Baumann Separation Agreement, Mr. Baumann also agreed that, for a period of four years following the date of the Baumann Separation Agreement, he will not:

•	make any stockholder proposal, or “solicit” any “proxy” (as such terms are defined under Regulation 14A under the Exchange Act, disregarding clause (iv) of Rule 14a-1(1)(2), or in any way participate in, any such “solicitation” of “proxies” to vote, or seek to advise or influence any person or entity with respect to the election of any director of the Company;

•	make any unsolicited offer, submit any unsolicited letter to the Company or the Board of Directors of the Company or any member or committee thereof or any officer of the Company, or otherwise make or participate in the making of any proposal, in each case to acquire, whether by merger, share exchange or otherwise, substantially all of the stock or assets of the Company;

•	seek representation on the Board of Directors of the Company or a change in the composition of the Board of Directors of the Company or otherwise submit any nominee to serve on the Board of Directors; or

•	bring, or participate in the bringing, of any action by or in the right of the Company against any then-sitting current or former director of the Company, or bring, or participate in the bringing, of any action or otherwise act to contest the validity of these standstill provisions.

Separation Agreement with Mr. Levin

On March 18, 2014, Mr. Levin resigned his employment as President and Vice-Chairman of the Company and as a member of the Company’s Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Levin received 375,000 fully vested shares of common stock in accordance with the terms of Mr. Levin’s employment agreement, of which he surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares, and a lump sum payment of $8,583 representing the payment for health insurance.

The Separation Agreement with Mr. Levin provides for the termination of the noncompetition provisions contained in the employment agreement between the Company and Mr. Levin. The non-solicitation provisions of the employment agreement expired on March 18, 2015.

Separation Agreement with Mr. Hanks

On November 3, 2014, Mr. Hanks resigned his employment as Chief Investment Officer and interim Chief Operating Officer of the Company. In consideration of a mutual release of claims against the Company and certain other agreements and covenants, the vesting of 75,142 shares of unvested restricted stock held by Mr. Hanks was accelerated, of which he surrendered 24,694 shares to cover tax withholding obligations applicable to the vesting of the shares.

Pursuant to his Separation Agreement, Mr. Hanks agreed to make himself available to the Company in a consulting capacity at no cost (other than reasonable expense reimbursement) until the earlier of November 3, 2015 and the occurrence of a Change in Control (as defined in the Company’s 2013 Equity Incentive Plan).

Employee Benefit Plans

Our current NEOs are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life and accidental death and dismemberment insurance plans, short-term and long-term disability insurance, and flexible spending accounts, in each case, on the same basis as all of our other employees.

401(k) Plan

In October, 2013, the Company adopted a voluntary defined contribution retirement plan (the “401K Plan”) pursuant to Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 100% of the first 1% of the employee’s pre-tax contribution and 50% of the next 5% of the employee’s pre-tax contributions up to a maximum employee contribution of 6% of salary and subject to annual compensation limits established under the Code.

Pension Benefits

Aside from our 401K Plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Equity Incentive Plans

On January 24, 2013, the Company’s stockholders approved the Trade Street Residential, Inc. 2013 Equity Incentive Plan, which is intended to attract and retain independent directors, executive officers and other key employees and individual service providers, including officers and employees of the Company’s affiliates. An amendment to the 2013 Equity Incentive Plan was adopted by our Board of Directors on April 28, 2014 and approved by our stockholders on May 15, 2014, which increased the number of shares of the Company’s common stock available for issuance under the Equity Incentive Plan by 2,500,000 shares to a new total of 2,881,206 shares. All of our and our affiliates’ employees, including affiliates that became affiliates after the adoption of the Amended 2013 Equity Incentive Plan, and our any members of the Board of Directors, are eligible to participate in the Amended 2013 Equity Incentive Plan. The shares can be issued to eligible persons as an incentive award by the Compensation Committee as restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), performance units, incentive awards and other equity-based awards. At the time an incentive award is made, the Compensation Committee will specify the terms and conditions that govern the award.

The Amended 2013 Equity Incentive Plan will automatically terminate 10 years following the date it was adopted by the Board of Directors, unless we terminate it sooner. In addition, our Board of Directors has the authority to amend or terminate the Plan at any time; as long as such action does not impair the rights under any outstanding award and such action may be contingent on approval of the Company’s stockholder. The above summary is qualified in its entirety by reference to the actual text of the Amended 2013 Equity Incentive Plan.

Director Compensation

During the year ended December 31, 2014, the Board of Directors approved annual retainers for independent directors based on the following schedule:

Annual Base Board of Directors Retainer	Annual Non- Executive Chairman of the Board Retainer	Annual Audit Committee Chair Retainer	Annual Compensation Committee Chair Retainer	Annual Nominating and Corporate Governance Committee Chair Retainer	Annual Audit Committee Member Retainer
$50,000	$41,667	$8,000	$3,500	$3,500	$2,500

The annual retainers were paid at each director’s election. All members of our Board of Directors received additional compensation of $2,000 per meeting, payable in cash, and were entitled to reimbursement for their reasonable out-of-pocket costs and expenses in attending meetings of our Board of Directors.

Director Compensation Table

The following table provides information on the compensation of our directors for the year ended December 31, 2014:

Name	Fees earned or paid in cash	Stock awards (6)	Total

Randolph C. Coley	$71,500	$100,000	$171,500
Evan Gartenlaub(1)(2)	—	—	—
Mack D. Pridgen III	110,167	180,000	290,167
Nirmal Roy(3)	—	—	—
Adam Sklar(2)	—	—	—
Michael Simanovsky (1)	—	—	—
James Boland(5)	14,500	—	14,500
Lewis Gold(4)	14,500	—	14,500
Sergio Rok(5)	14,500	—	14,500

(1)	Messrs. Gartenlaub, Sklar and Simanovksy joined our Board of Directors in January 2014, and have waived their rights to receive compensation from the Company for their services as directors. Additionally, Mr. Simanovsky has waived his right to receive compensation for his service as chair of the compensation committee.
(2)	Mr. Gartenlaub resigned as a director effective June 25, 2014.
(3)	Mr. Roy joined our Board of Directors in June 25, 2014, and has waived his right to receive compensation from the Company for his service as a director.
(4)	Mr. Gold resigned as a director effective February 12, 2014.
(5)	Messrs. Boland and Rok resigned as directors effective March 13, 2014.
(6)	The amounts reported in this column represent the aggregate date fair value of $7.26 per share the awards granted during May 2014 under the Amended and Restated 2013 Equity Incentive Plan, computed in accordance with FASB ASC 718 and disregarding our estimate of forfeitures. These amounts may not correspond to actual value that will be realized by the non-employee director with respect to such awards. The assumptions used in the valuation of this award are set forth in Note H to the consolidated financial statements included in the Original Filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2015 by (i) each person known by us to own more than 5% of our outstanding shares of our common stock, (ii) our directors and NEOs and (iii) by all directors and NEOs as a group. Except as otherwise indicated below, the address of each director and NEOs listed below is c/o Trade Street Residential, Inc., 19950 West Country Club Drive, Suite 800, Aventura, Florida 33180.

Unless otherwise indicated in the footnotes, the listed beneficial owners have sole voting and investment power over all shares.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock(1)
5% Stockholders
Senator Investment Group LP(2)	9,316,055	25.38%
Senator Global Opportunity Fund LP(2)	8,299,002	22.61%
Senator Global Opportunity Intermediate Fund LP(2)	1,017,053	2.77%
Monarch Alternative Capital LP(3)	8,452,678	23.03%
Trade Street Property Fund I, LP Liquidating Trust(4)	3,466,534	9.45%
Forward Management, LLC(5)	2,777,693	7.57%
Michael Baumann(6)	2,640,432	6.76%
Private Management Group, Inc.(7)	1,964,777	5.35%
Westport Capital Partners, LLC(8)	1,926,309	5.25%
BHR Capital, LLC(9)	1,857,624	5.06%
NEOs:
Richard H. Ross	52,519	*
Randall C. Eberline	9,642	*
Directors:
Randolph C. Coley	17,274	*
Mack D. Pridgen III	68,776	*
Nirmal Roy	—	—
Michael Simanovsky	—	—
Adam Sklar	—	—
All NEOs and directors as a group (seven persons)	148,211	* %

*	Less than 1%
(1)	Based on 36,698,469 shares of our common stock outstanding as of March 24, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of common stock. Shares of common stock that may be issued upon the redemption of units of limited partnership interest in the Operating Partnership are deemed outstanding for computing the percentage ownership of the person, entity or group holding the securities but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	The address of this stockholder is 510 Madison Avenue, New York, New York 10022. The general partner of Senator is Senator Management LLC (the “Senator GP”). Douglas Silverman and Alexander Klabin indirectly control the Senator GP and, accordingly, each may each be deemed to have voting and dispositive power with respect to the shares held by this stockholder. Each of the Senator GP and Messrs. Silverman and Klabin disclaim beneficial ownership of the shares of common stock held by this stockholder.
(3)	The address of this stockholder is 535 Madison Avenue, New York, New York, 10022. Monarch Alternative Capital LP has shared voting and dispositive control over the shares of our common stock with Monarch Alternative Capital LP, MDRA GP LP, Monarch GP LLC, Monarch Debt Recovery Master Fund Ltd, Monarch Opportunities Master Fund Ltd, Monarch Capital Master Partners II-A LP, Monarch Alternative Capital GP LLC and Monarch GP Investor LLC.
(4)	Address of trustee is 541 Cypress Point Drive West, Pembroke Pines, Florida 33027. The ultimate voting or dispositive control over the shares of our common stock is held by Michael Fellner, who serves as the series trustee of the series trusts of the liquidating trusts. The liquidating trusts are required by their governing documents to distribute to the trusts’ beneficial owners the shares of common stock owned, including shares owned by them no later than May 31, 2015 unless such date is extended in the trustee’s discretion. None of the beneficial owners would have owned more than 5% of our outstanding common stock as of March 24, 2015.
(5)	The address of this stockholder is 101 California Street, San Francisco, CA 94111.

(6)	Mr. Baumann resigned, effective February 23, 2014. The amount shown represents the number of shares beneficially owned as of Mr. Baumann’s resignation together with limited partnership units of our Operating Partnership owned by Mr. Baumann as of the date of this report. The shares shown as beneficially owned by Mr. Baumann include (i) 244,064 shares directly owned by Mr. Baumann, (ii) 52,868 shares of common stock held by Post Oak Partners, LLC, an entity controlled by Mr. Baumann, and (iii) 2,343,500 shares of common stock issuable upon the redemption of 2,343,500 limited partnership units of our Operating Partnership. Limited partnership units of our Operating Partnership are immediately redeemable for cash or, at our election, shares of our common stock. Mr. Baumann disclaims beneficial ownership of the shares held by Post Oak Partners, LLC, except to the extent of his pecuniary interest.

(7)	The address of this stockholder is 15635 Alton Parkway, Suite 400, Irvine, CA 92618.
(8)	The address of this stockholder is 40 Danbury Road, Wilton, CT 06897.
(9)	The address of this stockholder is 545 Madison Avenue, New York, New York 10022.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued under our 2013 Equity Incentive Plan, as amended, as of December 31, 2014.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	179,927	$7.85	2,428,479
Equity compensation plans not approved by security holders	-	-	-

Totals	179,927	$7.85	2,428,479

(1)	See Note H to the Consolidated Financial Statements included in the Original Filing for more information about our stock-based compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the executive officer and director agreements and compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since January 1, 2014 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Recapitalization Transaction

Until June 1, 2012, we conducted business as Feldman Mall Properties, Inc., a Maryland corporation (the “Predecessor”), that elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2004, and which immediately prior to the recapitalization transaction held a single land asset having minimal value and conducted no operations. In April 2012, the Predecessor entered into a contribution agreement with Trade Street Property Fund I, LP and BCOM Real Estate Fund, LLC (collectively “Trade Street Funds”) and Trade Street Capital, LLC (“Trade Street Capital”) providing for a recapitalization. The recapitalization was completed on June 1, 2012, at which time the board of directors of the Predecessor was reconstituted, the Predecessor changed its name to “Trade Street Residential, Inc.,” an external management arrangement with Brandywine Financial Services Corporation (“Brandywine”) was terminated and our current senior management team took over day-to-day management of the company from Brandywine.

In the recapitalization, the Trade Street Funds contributed all of their respective interests in the entities that owned certain of our operating properties and certain of our parcels of land that are zoned for multifamily development to the Operating Partnership in exchange for 3,396,976 shares of our common stock and 173,326 shares of our Class A preferred stock (the “Class A Preferred Stock”). In addition, Trade Street Capital and Trade Street Adviser GP, Inc., which are owned and controlled by Mr. Baumann and his wife, transferred to our Operating Partnership 100% of the ownership interest in two limited liability companies that advised and managed the apartment communities owned by the Trade Street Funds in exchange for an aggregate of 546,132 common units, 98,304 Class B preferred units and 98,304 Class C preferred units. The Class B preferred units and the Class C preferred units were consolidated on February 8, 2013 into a single class of partnership units designated as Class B contingent units (the “Class B Units”). On March 26, 2013, the partners entered into the Second Amended and Restated Agreement of Limited Partnership, which eliminated the common units owned by Trade Street Capital, Trade Street Adviser GP, Inc. and Mr. and Mrs. Baumann and amended the terms of the Class B contingent units. On February 23, 2014, pursuant to the Baumann Separation Agreement, the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP was amended converting all of the 210,915 Class B Units, with a stated value of $100.00 per Class B Unit, held by Mr. Baumann and certain of his affiliates into 2,343,500 common units of partnership interest in the Operating Partnership.

On October 17, 2014, we executed and closed on an agreement with the holders of our Class A Preferred Stock to redeem 100% of the outstanding 309,130 shares of our Class A Preferred Stock in exchange for:

•	assignment of all interests in the following land investments:
o	Maitland, with a current indicated value of $9.4 million;
o	Millenia Phase II, with a current indicated value of $6.25 million; and
o	Venetian, with a current indicated value of $4.0 million.
•	assignment of all interests in the Sunnyside land parcel, with a current indicated value of $1.5 million;
•	cash payment of $5.0 million.

Conversion Rights

Our Operating Partnership has outstanding common units. The holders of these securities do not have registration rights with respect to the underlying shares of our common stock. Shares of our common stock issued upon the conversion of these securities will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and will only be able to be resold pursuant to Rule 144 under the Securities Act or another available exemption.

The Rights Offering and Related Transactions

On November 12, 2013, the Company announced the filing of a registration statement on Form S-11 (the “Registration Statement”) with the SEC relating to a $100.0 million rights offering to its existing stockholders (the “Rights Offering”). The Registration Statement, as amended, was declared effective on December 24, 2013. In connection with the Rights Offering, the Company distributed at no charge to its existing holders of shares of our common stock transferable subscription rights (“Rights”) to purchase shares of our common stock at a cash subscription price of $6.33 per whole share (the “Rights Offering Subscription Price”). The Company offered to each of its stockholders one Right for each full share of our common stock owned by that stockholder as of the close of business on December 16, 2013. Each subscription right entitled its holder to purchase 1.3775 shares of our common stock. In connection with the Rights Offering, the Company entered into a standby purchase agreement dated November 12, 2013 (the “Standby Purchase Agreement”) with the Senator Investors, and the Management Purchase Agreement with Messrs. Baumann and Levin (each a “Manager Purchaser” and together the “Manager Purchasers”). The Company refers to the Rights Offering and the transactions contemplated by the Standby Purchase Agreement and the Management Purchase Agreement as the “Rights Offering Transaction.”

Pursuant to the Standby Purchase Agreement, the Senator Investors committed to purchase from the Company, subject to the terms and conditions of the Standby Purchase Agreement, at the Rights Offering Subscription Price, all of the unsubscribed shares of our common stock in the Rights Offering minus the aggregate dollar value of the shares of the Management Purchase Commitment (as defined below) such that the gross proceeds to the Company from the Rights Offering would be $100.0 million (the “Backstop Commitment”). In addition, the Senator Investors agreed to purchase an aggregate of $50.0 million in shares of our common stock in addition to shares of our common stock purchased pursuant to the Backstop Commitment (the “Additional Purchase Commitment”). Additionally, the Company agreed to pay the Senator Investors a fee of $3.75 million for the Backstop Commitment and a fee of $3.75 million for the Additional Purchase Commitment, in each case payable in unregistered shares of our common stock, calculated at the Rights Offering Subscription Price. The Company agreed to reimburse the Senator Investors for up to $400,000 of their reasonable costs incurred in connection with the Rights Offering Transactions.

The Rights Offering was consummated on January 16, 2014. Pursuant to the exercise of the Rights, the Company issued 15,279,167 shares of our common stock for an aggregate purchase price of $96,717,127.

Pursuant to the Standby Purchase Agreement, the Company issued to the Senator Investors 9,316,055 shares of our common stock for an aggregate purchase price of $51,470,629 (including shares issued as payment of the $3.75 million Backstop Commitment fee and the $3.75 million Additional Purchase Commitment fee).

In connection with the Rights Offering, the Company entered into a purchase agreement dated November 12, 2013 (the “Management Purchase Agreement”) with Messrs. Baumann and Levin. Pursuant to the Management Purchase Agreement, the Company issued to Mr. Baumann 120,766 shares of our common stock for an aggregate purchase price of $764,449 and to Mr. Levin 165,528 shares of our common stock for an aggregate purchase price of $1,047,792. The issuance of shares of our common stock pursuant to the Management Purchase Agreement were effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act, and pursuant to Rule 506 of Regulation D of the Securities Act. Messrs. Baumann and Levin are accredited investors and were provided with and had access to information about the Company.

The issuance of shares of our common stock pursuant to the Standby Purchase Agreement and the Management Purchase Agreement were effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act, and pursuant to Rule 506 of Regulation D of the Securities Act. All such persons are accredited investors and were provided with and had access to information about the Company.

Stockholders Agreement

On January 16, 2014, in connection with the completion of the transactions contemplated by the Standby Purchase Agreement, the Company and the Senator Investors entered into the Stockholders Agreement in order to establish various arrangements and restrictions with respect to governance of the Company and certain rights that will be granted to the Senator Investors as long as they maintain ownership of at least 4.9% of the Company’s outstanding common stock.

Pursuant to the terms of the Stockholders Agreement, the Company has agreed to maintain a Board of Directors with no more than nine members and the Senator Investors are entitled to nominate to the Board of Directors the following numbers of directors, based on the Investor’s collective ownership in the Company:

•	two directors if the Senator Investors’ collective ownership is greater than 19.9% of the Company’s outstanding common stock;

•	one director if the Senator Investors’ collective ownership is at least 4.9%, but less than 19.9% of the Company’s outstanding common stock; and

•	no directors if the Senator Investors’ collective ownership is less than 4.9% of the Company’s outstanding common stock.

In addition, the Stockholders Agreement provides that any directors designated by the Senator Investors are permitted to sit in as observers at meetings of the Compensation Committee and Investment Committee of the Company’s Board of Directors. As of March 24, 2015, Senator Investors own 25.38% of the Company’s outstanding common stock and have appointed Messrs. Simanovksy and Roy as their designated members of the Company’s Board of Directors.

The Stockholders Agreement also provides that the Senator Investors will have the right to consent to the following actions for so long as the Senator Investors’ level of ownership is equal to or greater than 4.9% of the Company’s outstanding common stock:

•	any guarantees of, incurrences or issuance of recourse debt or recourse capital stock redeemable at any time by the Company or the Operating Partnership, that in any calendar year are in a principal amount or create an obligation of the Company in excess of $50.0 million and any issuance of equity other than shares of the Company’s common stock for consideration or value greater than $50.0 million in the aggregate in any calendar year;
•	any future equity issuance at a price lower than $6.33 per share of our common stock, the Rights Offering Subscription Price;
•	entering into or granting any retention agreements, stock options, restricted stock or restricted stock unit awards, stock incentive rights or signing bonuses that, in the aggregate during any calendar year exceeds 10% of the Company’s market capitalization after the Rights Offering or that in the aggregate exceeds $5.0 million in any calendar year (which awards will also be subject to approval of the Compensation Committee of the Company’s Board of Directors);

•	any purchase of shares of the Company’s common stock or capital stock from members of the Company’s Board of Directors, management or their affiliates (other than deemed repurchases in connection with the surrender of shares to the Company to satisfy any tax withholding in connection with vesting of restricted stock or cashless exercises of stock options);

•	any transaction, including any modification of rights, involving existing shares of the Company’s preferred stock or its preferred stockholders;
•	any amendment to the Company’s Articles of Amendment and Restatement and Bylaws (whether by merger, consolidation or otherwise) in any manner adverse to the Senator Investors;
•	the hiring or firing of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer or President or any similar position;
•	any acquisition or series of related acquisitions whose purchase price equals or exceeds 50% of the Company’s market capitalization immediately prior to the execution of a definitive document for such transaction; and
•	any determination by the Company’s Board that it is no longer in the Company’s best interests to be taxed as a REIT.

 The Stockholders Agreement also contains certain customary standstill provisions through the earliest of (i) four years from the date of the closing of the Rights Offering, (ii) the occurrence of change of control of the Company and (iii) such time as the Senator Investors no longer collectively own at least 4.9% of the Company’s outstanding common stock.

Pursuant to a Stockholder Agreement, we were required to file and cause a resale registration statement covering the resale of all shares of our common stock issued to the Senator Investors pursuant to the Standby Purchase Agreement and the Stockholders Agreement (the “Resale Registration Statement”) to be declared effective by the SEC no later than January 16, 2015 (the “Effective Deadline”), the first anniversary of the closing of the Rights Offering. On December 16, 2014, the Senator Investors agreed to extend the Effective Deadline to April 16, 2015. If the resale registration statement is not declared effective by April 16, 2015, we will be required to pay the Senator Investors a fee, payable in additional shares of our common stock (the “Additional Shares”), equal to 0.5% of the aggregate purchase price paid by the Senator Investors for the shares acquired in the Backstop Commitment and the Additional Purchase Commitment for each full 30 calendar days (prorated for periods totaling less than 30 calendar days) thereafter until the resale registration statement is declared effective, divided by the average of the volume-weighted average prices of our common stock over the 10 trading days prior to the issuance of such shares. Further, the Senator Investors have a right to seek liquidity with respect to shares of our common stock that it owns if, on or after the 3.5-year anniversary of the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of our common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and the Senator Investors continues to own 4.9% or greater of our outstanding common stock.

Pursuant to the terms of the Stockholders Agreement, except in certain cases, the Senator Investors will have a pre-emptive right to participate in future equity issuances by the Company for so long as the Senator Investors collectively own at least 4.9% of the Company’s outstanding common stock.

On March 19, 2015, pursuant to our contractual obligations with Senator, we filed the Resale Registration Statement on Form S-3 to register the resale of the 9,316,055 shares of our common stock owned by Senator Investors. The Resale Registration Statement has not been declared effective by the SEC as of the date of this Amendment.

Indemnification of Officers and Directors

Our charter and bylaws provide for certain indemnification rights for our directors and officers, and we have entered into an indemnification agreement with each of our executive officers and directors providing for procedures for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us or, at our request, service to other entities, as officers or directors to the maximum extent permitted by Maryland law.

Separation Agreements

Pursuant to the terms of the Baumann Separation Agreement, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and resigned as a member of the Company’s Board of Directors. Pursuant to the terms of the Levin Separation Agreement, Mr. Levin resigned his employment as President and Vice-Chairman of the Company and resigned as a member of the Company’s Board of Directors. Pursuant to the terms of the Hanks Separation Agreement, Mr. Hanks resigned his employment as Chief Investment Officer and interim Chief Operating Officer of the Company. The material terms of the separation agreements are described above under “Executive Compensation—Employment Agreements and Other Agreements.”

Related Party Transaction Policy

Our Board of Directors has adopted a Related Party Transaction Policy for the review, approval or ratification of any related person transaction. This written policy provides that all related party transactions must be reviewed and approved by the Audit Committee in advance of us or any of our subsidiaries entering into the transaction; provided that, if we or any of our subsidiaries enter into a transaction without recognizing that such transaction constitutes a related party transaction, the approval requirement will be satisfied if such transaction is ratified by the Audit Committee after it becomes reasonably apparent that such transaction constituted a related party transaction. The term “related party transaction” refers to a transaction involving more than $120,000 in which we or any of our subsidiaries are or will be a participant, and in which a related party has or will have a direct or indirect interest. This policy was not yet in place at the time of the Rights Offering Transactions set forth above, and therefore such transactions were not reviewed under such policy. All related party transactions will be reviewed pursuant to the Related Party Transaction Policy in the future.

Item 14. Principal Accountant Fees and Services.

Our consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 have been audited by Grant Thornton LLP, which served as our independent registered public accounting firm for those years.

The following summarizes the aggregate fees billed by Grant Thornton LLP for services performed for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013(1)
Audit Fees	$481,740	$1,383,724
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$481,740	$1,383,724

(1)	Audit Fees for 2013 include fees for the audit of our accounting predecessor and certain properties acquired, and certain additional services associated with our initial public offering, including reviewing registration statements and the issuance of comfort letters and consents.

PART IV

Item 15. Exhibits and Financial Statements.

(a)(3) The following exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:

Exhibit No.	Description

2.1	Contribution Agreement by and among Trade Street Property Fund I, LP, Trade Street Capital, LLC, Feldman Mall Properties, Inc., Feldman Equities Operating Partnership, LP, and BCOM Real Estate Fund, LLC, dated April 23, 2012, (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-11/A filed by the Registrant on February 14, 2013 (File No. 333-185936)).

2.2	First Amendment to Contribution Agreement, dated May 31, 2012 (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-11/A filed by the Registrant on February 14, 2013 (File No. 333-185936)).

3.1	Articles of Restatement of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11/A filed by the Registrant on March 29, 2013 (File No. 333-185936)).

3.2	Third Amended and Restated Bylaws of Trade Street Residential, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11/A filed by the Registrant on January 24, 2013 (File No. 333-185936)).

3.3	Amendment Number 1 to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on March 18, 2015 (File No. 001-32365)).

10.1	Standby Purchase Agreement, dated as of November 12, 2013, by and among Trade Street Residential, Inc., Senator Global Opportunity Fund LP, and Senator Global Opportunity Intermediate Fund L.P. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Exhibit 8-K filed by the Registrant on November 12, 2013 (File No. 001-32365)).

10.2	Stockholders Agreement, dated as of January 16, 2014, by and among Trade Street Residential, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K filed by the Registrant on January 21, 2014 (File No. 001-32365)).

10.3	Management Purchase Agreement, dated as of November 12, 2013, by and among Trade Street Residential, Inc., Michael Baumann and David Levin (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K filed by the Registrant on November 12, 2013 (File No. 001-32365)).

10.4	First Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, dated February 8, 2013 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11/A filed by the Registrant on February 14, 2013 (File No. 333-185936)).
10.5	Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11/A filed by the Registrant on March 29, 2013 (File No. 333-185936)).

10.6	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP, dated February 23, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

10.7	Credit Agreement, dated as of January 31, 2014, by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, Regions Bank, as lead arranger, U.S. Bank National Association and the other lenders named therein (the “Regions Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.8	First Amendment to Credit Agreement, dated as of February 24, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Current Report filed on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

10.9#	Second Amendment to Credit Agreement, dated as of April 7, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

10.10#	Third Amendment to Credit Agreement dated, as of August 5, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

10.11	Fourth Amendment to Credit Agreement, dated as of October 16, 2014, by and among Trade Street Operating Partnership, LP, Trade Street Residential, Inc., each of the Lenders party thereto, and Regions Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on October 21, 2014 (File No. 001-32365)).

10.12	Revolving Note by Trade Street Residential Operating Partnership, LP in the amount of $25,000,000 for Regions Bank, dated January 31, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.13	Revolving Note by Trade Street Residential Operating Partnership, LP in the amount of $50,000,000 for Regions Bank, dated January 31, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.14	Swingline Note by Trade Street Residential Operating Partnership, LP for Regions Bank in the amount of $10,000,000, dated January 31, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.15	Guaranty, dated as of January 31, 2014, executed and delivered by Trade Street Residential, Inc., BSF-Arbors River Oaks, LLC, Post Oak JV, LLC, Fox Partners, LLC and Merce Partners LLC in favor of Regions Bank, in its capacity as Administrative Agent for the lenders named in the Regions Credit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 5, 2014 (File No. 001-32365)).

10.16	Third Amendment to Purchase and Sale Agreement by and between Miller Creek Residences, LLC and Trade Street Operating Partnership, LP, dated December 3, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.17	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by TS Miller Creek, LLC to David J. Harris, as Trustee, for the benefit of New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.18	Promissory Note by TS Miller Creek, LLC to New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.19	Guaranty executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP for the benefit of New York Life Insurance Company, dated January 21, 2014, with respect to Miller Creek (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.20	Purchase and Sale Agreement by and between Wake Forest Apartments LLC and Trade Street Operating Partnership, LP, dated October 29, 2012 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.21	Amendment to Purchase and Sale Agreement by and between Wake Forest Apartments LLC and Trade Street Operating Partnership, LP, dated January 14, 2014 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.22	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Wake Forest Apartments LLC to The Fidelity Company, as Trustee, for the benefit of New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.23	Promissory Note by Wake Forest Apartments, LLC to New York Life Insurance Company, dated January 21, 2014 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.24	Guaranty executed by Trade Street Residential, Inc. and Trade Street Operating Partnership, LP for the benefit of New York Life Insurance Company, dated as of January 21, 2014, with respect to the Estate of Wake Forest (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the Registrant on January 27, 2014 (File No. 001-32365)).

10.25	Second Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, LP, dated December 26, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.26	Third Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, LP, dated January 3, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.27	Fourth Amendment to Purchase and Sale Agreement, by and between The Aventine Greenville, LLC and Trade Street Operating Partnership, LP, dated January 17, 2014 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.28	Promissory Note by TS Aventine, LLC to The Northwestern Mutual Life Insurance Company, dated February 3, 2014 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.29	Guarantee of Recourse Obligations executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, dated February 3, 2014 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.30	Purchase and Sale Agreement by and among Morrow Investors, Inc., Trade Street Operating Partnership, LP, and the sellers named therein, dated February 26, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 4, 2014 (File No. 001-32365)).

10.31	Deed of Trust and Security Agreement by and among TS Craig Ranch, LLC, Kevin L. Westra and The Northwestern Mutual Life Insurance Company, dated March 12, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 24, 2014 (File No. 001-32365)).

10.32	Promissory Note by TS Craig Ranch, LLC to The Northwestern Mutual Life Insurance Company, dated March 12, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on March 24, 2014 (File No. 001-32365)).

10.33	Guarantee of Recourse Obligations executed by Trade Street Residential, Inc. for the benefit of The Northwestern Mutual Life Insurance Company, dated March 12, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on March 24, 2014 (File No. 001-32365)).

10.34	Binding Term Sheet for the Repurchase of Class A Preferred Stock by and among Trade Street Residential, Inc., BCOM Real Estate Fund Liquidating Trust and BREF/BUSF Millenia Associates, LLC, dated February 23, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

10.35	Separation Agreement and Release by and between Michael D. Baumann and Trade Street Residential, Inc., dated February 23, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2014 (File No. 001-32365)).

10.36	Separation Agreement and Release by and between David Levin and Trade Street Residential, Inc., dated as of March 17, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2014 (File No. 001-32365)).

10.37+	Indemnification Agreement, dated as of January 16, 2014, by and between Trade Street Residential, Inc. and Michael Simanovsky (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 21, 2014 (File No. 001-32365)).

10.38+	Indemnification Agreement, dated as of February 11, 2014, by and between Trade Street Residential, Inc. and Evan Gartenlaub (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on February 12, 2014 (File No. 001-32365)).

10.39	Indemnification Agreement by and between Trade Street Residential, Inc. and each of its directors and officers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q filed by the Registrant on August 11, 2014 (File No. 001-32365)).

10.40	Separation Agreement and Release by and between Ryan Hanks and Trade Street Residential, Inc., dated November 3, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q filed by the Registrant on November 7, 2014 (File No. 001-32365)).

10.41+	Employment Agreement, effective as of April 30, 2014, by and between Richard H. Ross and Trade Street Residential, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on 10-Q filed by the Registrant on August 11, 2014 (File No. 001-32365)).

10.42+	Employment Agreement, effective as of August 7, 2014, by and between Ryan Hanks and Trade Street Residential, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q filed by the Registrant on August 11, 2014 (File No. 001-32365)).

10.43+	Employment Agreement, effective as of May 19, 2014, by and between Randall C. Eberline and Trade Street Residential, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 22, 2014 (File No. 001-32365)).

10.44	Class A Preferred Stock Redemption Agreement, dated as of October 17, 2014, by and among Trade Street Residential, Inc., Trade Street Operating Partnership, LP, BCOM Real Estate Fund, LLC Liquidating Trust, Trade Street Property Fund I, LP Liquidating Trust and Michael D. Baumann (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 21, 2014 (File No. 001-32365)).

10.45+	Trade Street Residential, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated April 28, 2014 (incorporated by reference to Appendix A to Trade Street Residential, Inc.’s definitive Proxy Statement filed on April 29, 2014).

21.1#	List of subsidiaries of Trade Street Residential, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

23.1#	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

31.2#	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

32.2#	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32365)).

101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

+	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
#	Filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

TRADE STREET RESIDENTIAL, INC.

Date: March 24, 2015	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Executive Officer

