Form 10-Q
period 2015-03-31
Trade Street Residential, Inc.
filed 2015-05-11
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, 36,809,108 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

TRADE STREET RESIDENTIAL, INC.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Real estate assets
Land and improvements	$91,043	$88,766
Buildings and improvements	476,871	464,002
Furniture, fixtures, and equipment	16,103	15,774
	584,017	568,542
Less accumulated depreciation	(31,197)	(27,475)
Net investment in operating properties	552,820	541,067
Real estate assets held for sale	3,492	3,492
Net real estate assets	556,312	544,559
Other assets
Cash and cash equivalents	10,468	13,308
Restricted cash and lender reserves	2,763	2,590
Deferred financing costs, net	4,369	4,599
Intangible assets, net	514	588
Prepaid expenses and other assets	1,115	2,475
Assets related to real estate assets held for sale	549	549
	19,778	24,109

TOTAL ASSETS	$576,090	$568,668

LIABILITIES
Indebtedness	$359,589	$344,756
Accrued interest payable	876	887
Accounts payable and accrued expenses	4,255	7,531
Dividends payable	3,709	3,709
Security deposits, deferred rent and other liabilities	1,829	1,783
TOTAL LIABILITIES	370,258	358,666

Commitments & contingencies

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423 shares authorized at both March 31, 2015 and December 31, 2014	-	-
Common stock; $0.01 par value per share; 1,000,000 authorized; 36,699 shares issued and outstanding at both March 31, 2015 and December 31, 2014	367	367
Additional paid-in capital	271,261	274,733
Accumulated deficit	(80,863)	(80,417)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	190,765	194,683
Noncontrolling interest	15,067	15,319
TOTAL STOCKHOLDERS' EQUITY	205,832	210,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$576,090	$568,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Property revenues
Rental revenue	$14,113	$10,266
Other property revenues	1,516	1,144
Total property revenues	15,629	11,410

Property expenses
Property operations and maintenance	3,916	3,370
Real estate taxes and insurance	2,437	1,931
Total property expenses	6,353	5,301

Other expenses
General and administrative	2,088	2,095
Management transition expenses	-	9,041
Interest expense	3,394	2,873
Depreciation and amortization	3,884	4,720
Development and pursuit costs	3	45
Acquisition and recapitalization costs	153	1,505
Amortization of deferred financing costs	229	316
Loss on early extinguishment of debt	-	1,629
Total other expenses	9,751	22,224

Other income	-	43
Loss from unconsolidated joint venture	-	(9)

Net loss	(475)	(16,081)
Net loss allocated to noncontrolling interest	29	1,099
Dividends declared and accreted on preferred stock	-	(228)
Adjustments attributable to participating securities	-	16
Net loss attributable to common stockholders	$(446)	$(15,194)

Loss per common share - basic and diluted	$(0.01)	$(0.48)

Weighted average number of shares - basic and diluted	36,519	31,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

(unaudited)

	Trade Street Residential, Inc.
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Equity balance, January 1, 2015	-	$-	36,699	$367	$274,733	$(80,417)	$15,319	$210,002
Resale Registration Statement costs	-	-	-	-	(78)	-	-	(78)
Net loss	-	-	-	-	-	(446)	(29)	(475)
Distributions to stockholders and unit holders	-	-	-	-	(3,486)	-	(223)	(3,709)
Stock-based compensation, net of forfeitures	-	-	-	-	92	-	-	92

Equity balance, March 31, 2015	-	$-	36,699	$367	$271,261	$(80,863)	$15,067	$205,832

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(475)	$(16,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,884	4,720
Amortization of tax abatement	74	88
Amortization of deferred financing costs	229	316
Loss on early extinguishment of debt	-	1,629
Non-cash compensation from conversion of Class B contingent units into common OP Units	-	2,453
Stock compensation	92	3,343
Loss of unconsolidated joint venture	-	9
Interest accrued on related party receivable	-	(15)
Net changes in assets and liabilities:
Restricted cash and lender reserves	(695)	986
Prepaid expenses and other assets	1,360	7,846
Accounts payable, accrued expenses and accrued interest payable	(3,287)	(2,210)
Due to related parties	-	(119)
Security deposits, deferred rent and other liabilities	46	533
Net cash provided by operating activities	1,228	3,498

Cash flows from investing activities:
Insurance proceeds received	540	-
Cash distributions received from unconsolidated joint venture	-	75
Payments for acquisitions of real estate communities	(15,000)	(94,598)
Payments for improvements of real estate communities	(655)	(764)
Deconsolidation of variable interest entity	-	(148)
Net cash used in investing activities	(15,115)	(95,435)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	(78)	147,285
Proceeds from indebtedness	15,000	92,750
Repayments of indebtedness	(166)	(129,607)
Payments of deferred loan costs	-	(3,451)
Prepayment fees for early extinguishment of debt	-	(706)
Distributions to stockholders and unitholders	(3,709)	(1,247)
Decrease in related party receivable	-	765
Shares surrendered for payment of withholding taxes	-	(125)
Increase in restricted cash escrow for preferred share repurchase	-	(6,912)
Net cash provided by financing activities	11,047	98,752

Net change in cash and cash equivalents	(2,840)	6,815
Cash and cash equivalents at beginning of period	13,308	9,037
Cash and cash equivalents at end of period	$10,468	$15,852

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest.	$3,405	$2,923

Supplemental Disclosure of Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$-	$103,325
Stock issued in connection with rights offering	$-	$7,500
Acquisition consideration payable in preferred stock	$-	$294
Payable for shares surrendered for payment of withholding taxes	$-	$816

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Trade Street Residential, Inc. (the “Company” or “TSRE”), formerly Feldman Mall Properties, Inc. (the “Predecessor"), is a Maryland corporation that qualifies and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company conducts substantially all of its operations through Trade Street Operating Partnership, LP (the “Operating Partnership”). The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 represent the combination of certain real estate entities and management operations under common control that were contributed to the Company on June 1, 2012 in a transaction accounted for as a reverse recapitalization (the “2012 Recapitalization”), as it was a capital transaction in substance, rather than a business combination, with no goodwill being recorded. For accounting purposes, the legal acquiree (the Company) was treated as the continuing reporting entity that acquired the legal acquirer (the Predecessor).

The Company completed its initial public offering in May 2013. On January 16, 2014, the Company completed a subscription rights offering (the “Rights Offering”) to the Company’s existing stockholders and on March 19, 2015, pursuant to certain contractual obligations, the Company filed a Registration Statement (the “Resale Registration Statement”) on Form S-3 with the Securities and Exchange Commission (“SEC”) that provides certain stockholders with the ability to sell, or otherwise transfer, from time to time, up to 9,316,055 shares of our common stock. The Resale Registration Statement became effective April 2, 2015 (see Note F – “Common Stock Offerings”).

The Company is engaged in the business of acquiring, owning, operating and managing high quality, conveniently located apartment communities in mid-sized cities and suburban submarkets of larger cities primarily in the southeastern United States, including Texas.

As of March 31, 2015, the Company had interests in 4,989 apartment units in 19 communities. The Company’s revenues are primarily derived from rents received from residents in its apartment communities. Under the terms of those leases, residents are obligated to reimburse the Company for certain utility costs. These utility reimbursements are recorded as other property revenues in the consolidated statements of operations.

The Company, through its affiliates, actively manages the acquisition and operations of its real estate investments.

Summary of Significant Accounting Policies

Basis of Presentation: The accompanying interim condensed consolidated financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the SEC and in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and represent the assets and liabilities and operating results of the Company, the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the first quarter of 2013, the Company began consolidation of a VIE that held a loan receivable from BSP/Sunnyside, LLC (“Sunnyside”), which owned undeveloped land located in Panama City, Florida. In December 2013, the Company initiated foreclosure proceedings, which were completed on March 10, 2014, with the Company obtaining title to the Sunnyside land parcel. Accordingly, the VIE was deconsolidated during the first quarter of 2014 due to lack of ongoing variable interest. The deconsolidation of Sunnyside did not have a material impact on the condensed consolidated financial statements of the Company.

Joint ventures in which the Company does not have a controlling interest but exercises significant influence are accounted for using the equity method, under which the Company recognizes its proportionate share of the joint venture’s earnings and losses in its results of operations.

The Company held a 50% interest in BSF/BR Augusta JV, LLC (the “Perimeter JV”), the owner of The Estates at Perimeter (“Perimeter”), a multifamily apartment community located in Augusta, Georgia, comprised of 240 garden-style apartment units contained in ten three-story residential buildings located on approximately 13 acres of land, which was accounted for under the equity method until the Company sold its interest in that operating property on December 10, 2014. As of December 31, 2014, the Company accrued a receivable of approximately $0.1 million relating to final funds to be distributed by the Perimeter JV during the second quarter of 2015 that is included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

The Perimeter JV followed GAAP and its accounting policies were similar to those of the Company. The Company shared in profits and losses of the Perimeter JV in accordance with the Perimeter JV operating agreement, which was reported as loss from unconsolidated joint venture in the Company’s consolidated statements of operations. The Company received operating cash distributions of $0.1 million during the three months ended March 31, 2014, but no contributions were made during that same period.

The following table summarizes the condensed consolidated financial information for the Perimeter JV for the periods presented:

Three Months Ended
(in thousands)	March 31, 2014
Total property revenue	$665
Net loss	$(18)
Company share of net loss from unconsolidated joint venture activities	$(9)

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these condensed consolidated financial statements and accompanying notes. The more significant estimates include those related to whether the carrying values of real estate assets have been impaired. While management believes that the estimates used are reasonable, actual results could differ from the estimates.

Acquisition of Operating Properties: The Company has accounted for acquisitions of its operating properties, consisting of multifamily apartment communities, as business combinations in accordance with GAAP. Estimates of fair value based on future cash flows and other valuation techniques are used to allocate the purchase price between land, buildings, building improvements, equipment, identifiable intangible assets such as in-place leases and tax abatements, and other assets and liabilities.

Transaction costs related to the acquisition of an operating property, such as broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and are included in acquisition and recapitalization costs in the condensed consolidated statements of operations.

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

Noncontrolling Interests: The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other applicable GAAP guidance, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. At the periods presented, the Company had one type of noncontrolling interest related to the common unitholders of the Operating Partnership and this is presented as part of permanent equity (see Note F).

For periods beginning January 1, 2014, due to the conversion of all remaining contingent B units into common units (the “OP Units”) of the Operating Partnership as discussed in Note F, the Company allocates income and loss to noncontrolling interests based on the weighted-average common unit ownership interest in the Operating Partnership, which was 6.0% and 6.8% for the three months ended March 31, 2015 and 2014, respectively.

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

The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, typically a period of six months from the date of acquisition. The purchase prices of acquired properties are not expected to include allocations to tenant relationships, considering the short terms of the leases and the high expected levels of renewals.

Property tax abatements provide graduated tax relief for a defined period of time from the completion of development of the respective property. Amortization of tax abatement intangible assets is recorded based on the actual tax savings in each period over the five-year term of the abatement and is included in real estate taxes and insurance in the condensed consolidated statements of operations (see Note E).

See Note C for a detailed discussion of the property acquisitions completed during the three months ended March 31, 2015 and 2014.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of March 31, 2015 and December 31, 2014.

Non-recurring Fair Value Disclosures: Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets, which are recorded at fair value when they are impaired. The fair value methodologies used to measure long-lived assets are described above at “Impairment of Real Estate Assets”. For the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment charges related to its real estate assets. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.

Insurance Proceeds for Property Damages: The Company maintains an insurance policy that provides coverage for property damages and business interruption.  Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

On November 22, 2014, a 20-unit apartment building at the Company’s Pointe at Canyon Ridge property in Sandy Springs, Georgia, was destroyed by fire. At the time of the fire, the affected building had a carrying value of approximately $0.6 million. The Company maintains insurance coverage on all of its properties and subsequently filed an insurance claim that is expected to cover the re-construction cost of the affected building, less the Company’s loss deductible, as well as loss of rents under a business interruption provision of the applicable insurance policy. During the three months ended December 31, 2014, the Company recorded a casualty loss of approximately $0.7 million related to the carrying value of the affected building plus the Company’s insurance loss deductible, which was offset by an expected $0.7 million insurance recovery receivable that was included in prepaid expenses and other assets in the Company’s condensed consolidated balance sheets as of December 31, 2014. During the first quarter of 2015, proceeds of $0.5 million have been received and are included in restricted cash and lender reserves in the Company’s condensed consolidated balance sheet at March 31, 2015. In addition, the Company recorded a recovery of lost rents relating to the 20 impacted units for the three months ended March 31, 2015 as additional rental income in the Company’s consolidated statements of operations. The Company anticipates that re-construction of this 20-unit building will be completed by the end of 2015.

Recent Accounting Standards: In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, but early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02").  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is currently assessing the potential impact that the adoption of ASU 2015-02 will have on its condensed consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its condensed consolidated financial statements or related disclosures.

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

A reconciliation of basic and diluted EPS computations for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014

Net loss attributable to the Company	$(475)	$(16,081)
Net loss allocated to noncontrolling interest	29	1,099
Dividends declared and accreted on preferred stock	-	(228)
Adjustments attributable to participating securities	-	16
Net loss attributable to common stockholders	$(446)	$(15,194)

Weighted average number of shares - basic and diluted	36,519	31,746

Net loss per common share
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.01)	$(0.48)

Weighted average, potentially dilutive securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Warrants (1)	139	139
OP Units (2)	2,344	2,344
Unvested restricted stock awards (3)	180	201

(1)	Exercisable until May 14, 2015 at a split-adjusted exercise price of $21.60 of the Company’s common stock.
(2)	Class B contingent units were converted into OP Units in February 2014 and were excluded from potentially dilutive shares of common stock in the periods presented since their conversion would be anti-dilutive.
(3)	Granted pursuant to the Company’s Equity Incentive Plan (see Note G).

NOTE C—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES

During the three months ended March 31, 2015 and 2014, the Company, through the Operating Partnership, completed various acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2015 Acquisitions:

Waterstone at Big Creek (“Big Creek”) – On March 26, 2015, the Company completed the acquisition of the second phase of its Waterstone at Big Creek community (“Big Creek”), located in Alpharetta (Atlanta), Georgia. The Company closed on the first phase of Big Creek on April 7, 2014. The second phase was comprised of 100 vacant units within three recently-constructed residential buildings on an adjacent land parcel. Total consideration for this purchase was $15.0 million, which is consistent with phase one, and was funded by a draw on the Company’s revolving credit facility.

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the three months ended March 31, 2015:

(in thousands)	Big Creek

Fair Value of Net Assets Acquired and Purchase Price	$15,000

Net Assets Acquired/Purchase Price Allocated:
Land	$1,555
Site Improvements	650
Building	12,503
Furniture, fixtures and equipment	292
Total	$15,000

2014 Acquisitions:

Avenues of Craig Ranch (“Craig Ranch”) - On March 18, 2014, the Company acquired Craig Ranch, a 334-unit apartment community located in McKinney (Dallas), Texas. The purchase price of $42.4 million was funded with approximately $21.2 million cash proceeds from the net proceeds of the Rights Offering and the related transactions and a new mortgage loan in the amount of $21.2 million (see Note D). From the date of acquisition through March 31, 2014, Craig Ranch generated revenue of approximately $0.1 million and a net loss of approximately ($0.1) million.

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

The Estates at Wake Forest (“Wake Forest”) - On January 21, 2014, the Company acquired Wake Forest, a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina. The purchase price of $37.3 million was funded with approximately $18.7 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $18.6 million (see Note D). From the date of acquisition through March 31, 2014, Wake Forest generated revenue of approximately $0.4 million and a net loss of approximately ($0.7) million.

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

The Company incurred approximately $0.1 million and $1.5 million acquisition-related costs during the three months ended March 31, 2015 and 2014, respectively.

Pro Forma Financial Information:

The revenues and results of operations of the acquired apartment communities are included in the condensed consolidated financial statements beginning on the date of each respective acquisition. The following unaudited consolidated pro forma information for the three months ended March 31, 2015 and 2014 is presented as if the Company had acquired each apartment community on January 1, 2014.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations.

(in thousands)	Three Months Ended March 31,
	2015	2014
Unaudited pro forma financial information:
Pro forma revenue	$15,629	$12,717
Pro forma loss from continuing operations	$(475)	$(17,173)

NOTE D—INDEBTEDNESS

As of March 31, 2015, the Company’s indebtedness consisted of the following:

	Outstanding Principal		Remaining
	Balance as of		Term in
Property	March 31, 2015	Interest Rate	Years
	(in thousands)
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	$6,596	4.48%	2.75
The Trails of Signal Mountain	8,105	4.92%	3.17
Westmont Commons	17,864	3.84%	7.75
Bridge Pointe	11,264	4.19%	8.00
The Pointe at Canyon Ridge	25,800	4.10%	10.17
St. James	19,000	3.75%	8.25
Creekstone	23,250	3.88%	8.19
Talison	33,635	4.06%	8.44
Millenia 700	25,000	3.83%	5.93
Southend	23,750	4.31%	8.85
Miller Creek	26,250	4.60%	8.86
Craig Ranch	21,200	3.78%	6.03
Wake Forest	18,625	3.94%	5.86
Aventine	21,000	3.70%	5.86
Brier Creek	16,250	3.70%	7.01
Total fixed rate secured indebtedness	297,589	4.03%	7.50

Variable Rate Secured Indebtedness
Revolver	62,000	2.71%	1.83

Total outstanding indebtedness	$359,589	3.80%	6.52

Borrowings relate to individual property mortgages as well as the Company’s Revolver (as defined below).

Revolving Credit Facility

On January 31, 2014, the Company and the Operating Partnership entered into a Credit Agreement (the “Credit Agreement”), as amended from time to time, for a $75 million senior secured credit facility (the “Revolver”) with Regions Bank as lead arranger and U.S. Bank National Association as a participant. The Revolver is comprised of an initial $75 million commitment with an accordion feature allowing the Company to increase borrowing capacity to $250 million (the “Revolver Amount”), subject to certain approvals and meeting certain criteria. The Revolver also includes a sublimit for the issuance of standby letters of credit (“Letter of Credit”) for up to the greater of $10.0 million and 10.0% of the Revolver Amount and a sublimit for discretionary swingline loans (“Swingline Loan”) for up to the greater of $10.0 million and 10.0% of the Revolver Amount, in each case subject to borrowing availability under the Revolver. No Swingline Loan may be outstanding for more than ten consecutive business days.

The Revolver has an initial three-year term that can be extended at the Company's option for up to two additional one-year periods and has a variable interest rate of LIBOR (as defined in the Credit Agreement) plus a spread of 1.75% to 2.75%, depending on the Company’s consolidated leverage ratio. The current borrowing rate of the Revolver is LIBOR plus 2.50%. The Revolver is guaranteed by the Company and certain subsidiaries of the Company and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the Credit Agreement. Availability under the Revolver is permitted up to 65% of the value of the Borrowing Base subject to the limitations set forth in the Revolver. The Revolver contains customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common stock, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the Operating Partnership pays a commitment fee of 0.20% to 0.30% quarterly in arrears based on the unused portion of the revolving credit commitment. The commitment fee was 0.20% on both March 31, 2015 and December 31, 2014. The weighted average interest rate was approximately 2.71% and 2.70% at March 31, 2015 and December 31, 2014, respectively.

The Revolver requires the Company to satisfy certain financial covenants, including the following:

•	minimum tangible net worth of at least $123.0 million plus 75% of the net proceeds of any equity issuances effected at any time after September 30, 2013 by the Operating Partnership or any of its subsidiaries;
•	maintaining a ratio of funded indebtedness to total asset value of no greater than 0.65 to 1.0;
•	maintaining a ratio of adjusted EBITDA to fixed charges of no less than 1.5 to 1.0;
•	limits on investments in unimproved land, mortgage receivables, interests in unconsolidated affiliates, construction-in-progress on development properties, and marketable securities and non-affiliated entities, in each case, based on the value of such investments relative to total asset value, as set forth in the Credit Agreement; and
•	restrictions on certain dividend and distribution payments.

The Company was in compliance with all applicable covenants, including these financial covenants, as of March 31, 2015.

During the three months ended March 31, 2015, the Company borrowed $15.0 million under the Revolver to complete the acquisition of the second phase of 100 units on a land parcel adjacent to Big Creek (see Note C above). As of March 31, 2015, the Revolver had an outstanding principal balance of $62.0 million, which is secured by certain Borrowing Base properties, and there remained approximately $1.9 million available for draw on the Revolver.

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

Indebtedness Refinancing and Payoffs

2014

On February 11, 2014, the Company, through a subsidiary, completed the refinancing of Millenia 700 with a mortgage note payable in the amount of $25.0 million with a 7-year term. The mortgage loan bears a fixed interest rate of 3.83% with monthly payments of interest only for the initial 48 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on March 5, 2021. The mortgage note is secured by Millenia 700. In conjunction with obtaining this loan, the Company repaid the existing $35.0 million mortgage note payable with the proceeds from the new mortgage note payable and $10.0 million from cash proceeds from the Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off of deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.2 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2014.

On January 23, 2014, the Company, through a subsidiary, completed the refinancing of Fountains Southend with a mortgage note payable in the amount of $23.8 million with a 10-year term. The mortgage loan bears a fixed interest rate of 4.31% with monthly payments of interest only for the initial 36 months and monthly payments of principal and interest thereafter based on a 30-year amortization schedule. The loan matures on February 5, 2024. The mortgage note is secured by the Fountains Southend property. In conjunction with obtaining this loan, the Company repaid the $30.0 million interim mortgage note payable with the proceeds from the new mortgage note payable and $6.2 million from cash proceeds from the Rights Offering and the related transactions. In connection with the refinancing of the mortgage indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) and incurred a prepayment penalty of $0.1 million and $0.3 million, respectively, which are included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2014.

On January 21, 2014, the Company, through a subsidiary, paid in full the indebtedness secured by the Estates at Maitland property in the amount of $4.2 million from the cash proceeds from the Rights Offering and the related transactions.

On January 17, 2014 the Company, through a subsidiary, paid in full the BMO Harris Bank N.A. secured revolving credit facility indebtedness secured by the Arbors River Oaks in the amount of $9.0 million from the cash proceeds from the Rights Offering and the related transactions and the credit agreement for such facility was terminated. In connection with the payoff of the indebtedness, the Company wrote-off deferred financing costs (net of accumulated amortization) of $0.2 million, which is included in loss of early extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2014.

The following table summarizes the scheduled aggregate required principal payments of indebtedness as of March 31, 2015:

(in thousands)	Amount
Remainder of 2015	$973
2016	1,902
2017	71,573
2018	11,369
2019	4,175
Thereafter	269,597
$359,589

The weighted average interest rate on the indebtedness balance outstanding at March 31, 2015 and December 31, 2014 was 3.80% and 3.85%, respectively. The mortgage notes evidencing the fixed rate secured indebtedness may be prepaid subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balances as defined in the respective loan agreements.

NOTE E – INTANGIBLE ASSETS

The following table provides gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2015			As of December 31, 2014
	Gross	Accumulated	Net book	Gross	Accumulated	Net book
(in thousands)	amount	amortization	Value	amount	amortization	Value
Intangible assets – in-place leases	$10,988	$(10,988)	$-	$10,988	$(10,988)	$-
Intangible assets - property tax abatement	1,015	(501)	514	1,015	(427)	588
	$12,003	$(11,489)	$514	$12,003	$(11,415)	$588

Amortization expense related to the in-place leases included in depreciation and amortization expense in the condensed consolidated statements of operations was $1.5 million for the three months ended March 31, 2014. The balance of the remaining unamortized in-place leases was fully amortized during the year ended December 31, 2014. There was no amortization expense for in-place leases during the three months ended March 31, 2015.

Amortization expense pertaining to the tax abatement intangible asset of approximately $0.1 million during each of the three months ended March 31, 2015 and 2014 is included in real estate taxes and insurance in the condensed consolidated statements of operations.

Estimated amortization expense for the next four years related to the tax abatement intangible asset is as follows:

(in thousands)	Amount
Remainder of 2015	$200
2016	181
2017	102
2018	31
$514

NOTE F—STOCKHOLDERS’ EQUITY

Common Stock Offerings

On January 16, 2014, the Company completed the Rights Offering and certain related transactions, which consisted of an offering of 15,797,789 shares of common stock at $6.33 per share to the holders of subscription rights granted to the Company’s existing stockholders and the related transactions and a concurrent $50 million private placement (the "Private Placement") of shares of common stock to certain investment entities managed or advised by Senator Investment Group LP (collectively, "Senator") at $6.33 per share. In addition, Senator agreed to purchase all shares not purchased by holders of rights in the Rights Offering (the "Backstop Commitment"). Former executives of the Company agreed to purchase an aggregate of approximately $1.8 million of common stock in a private placement concurrently with the closing of the Rights Offering.

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

Pursuant to a stockholder agreement entered into with Senator (the “Stockholders Agreement”), in connection with the Private Placement and Backstop Commitment, the Company was required to file and cause a registration statement to be declared effective by the SEC no later than January 16, 2015 (the “Effective Deadline”), the first anniversary of the closing of the Rights Offering. On December 16, 2014, Senator agreed to extend the Effective Deadline to April 16, 2015. If such registration statement was not declared effective by April 16, 2015, the Company would have been required to pay Senator a fee, payable in additional shares of the Company’s common stock (the “Additional Shares”), equal to 0.5% of the aggregate purchase price paid by Senator for the shares acquired in the Private Placement and Backstop Commitment for each full 30 calendar days (prorated for periods totaling less than 30 calendar days) thereafter until such registration statement was declared effective, divided by the average of the volume-weighted average prices of the Company’s common stock over the 10 trading days prior to the issuance of such shares. On March 19, 2015, the Company filed the Resale Registration Statement with the SEC, which filing was amended on March 31, 2015 and declared effective on April 2, 2015. Further, Senator has a right to seek liquidity with respect to shares of common stock that it owns if, on or after the 3.5-year anniversary of the closing of the Rights Offering (the “Liquidity Right Measurement Date”), the closing price of the Company’s common stock has not exceeded $10.00 per share (subject to certain adjustments set forth in the Stockholders Agreement) during any consecutive 10 trading day period during the 180 days prior to the Liquidity Right Measurement Date and Senator continues to own 4.9% or greater of the Company’s outstanding common stock.

The Company contributed the net cash proceeds from the sale of 24,881,517 shares of the Company’s common stock offered in the Rights Offering and the related transactions of approximately $147.1 million after deducting offering expenses of approximately $2.9 million to the Operating Partnership in exchange for OP Units. The Operating Partnership used approximately (i) $94.6 million to acquire five communities, (ii) $26.0 million to repay borrowings under the Revolver, (iii) $16.7 million to pay down, in part, certain indebtedness secured by two communities in conjunction with refinancing, and (iv) $4.2 million to pay down certain indebtedness secured by land held for development leaving approximately $5.6 million for working capital and general corporate purposes.

Dividends Declared

The following table summarizes the dividends declared and/or paid by the Company during the three months ended March 31, 2015:

	Dividends Per	Total
	Share of Common	Dividend declared	Dividend	Dividend
	Stock/OP Units	(in thousands)	Declared Date	Payable Date
2015
First Quarter	$0.095	$3,709	February 23, 2015	April 15, 2015

2014
Fourth Quarter	$0.095	$3,709	November 19, 2014	January 15, 2015

There were no dividends in arrears as of March 31, 2015.

OP Units and Contingent B Units

The following table presents the Company’s issued and outstanding OP Units in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Optional
	Redemption	Annual	As of	As of
(in thousands, except share amounts)	Date	Dividend	March 31, 2015	December 31, 2014

OP Units, 2,343,500 units outstanding at both March 31, 2015 and December 31, 2014, (2)	February 2015	(1)	$15,067	$15,319

(1)	Dividend per OP Unit is the same as the dividend per share on the Company’s common stock.
(2)	On February 23, 2014, 210,915 Class B contingent units were converted into 2,343,500 OP Units.

On February 23, 2014, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP converted all of the 210,915 Class B contingent units into 2,343,500 OP Units. The conversion of Class B contingent units into the OP Units was accounted for as an extinguishment that increased additional paid-in capital and noncontrolling interest by approximately $1.9 million and $0.5 million, respectively, during the three months ended March 31, 2014. The OP Units were redeemable after February 23, 2015, at the Company’s option, for cash or shares of the Company’s common stock on a one-for-one basis.

Class A Preferred Stock

The Company has authorized 423,326 shares of preferred stock. In October 2014, the Company redeemed the issued and outstanding shares of Class A preferred stock as discussed in Note J.

The Class A preferred stock ranked senior in preference to the Company’s common stock with respect to the payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up of the Company (but excluding a merger, change of control, sale of substantially all assets or bankruptcy of the Company, upon the occurrence of any of which all shares of Class A preferred stock would be automatically converted). The Class A preferred stock ranked junior to any class or series of stock which specifically provided that the holders thereof were entitled to receive dividends or amounts distributable upon liquidation, dissolution or winding up of the Company in preference or priority to the holders of shares of Class A preferred stock. The Class A preferred stock ranked on parity with any class or series of stock which specifically provided that the holders thereof were entitled to receive dividends or amounts distributable upon liquidation, dissolution or winding up of the Company without preference or priority of one over the other. The Class A preferred stock had no voting rights except in certain limited instances.

As of March 31, 2015 and December 31, 2014, there were no shares of the Class A preferred stock issued or outstanding.

NOTE G –STOCK-BASED COMPENSATION AND MANAGEMENT TRANSITION EXPENSES

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

On May 16, 2014, the Company issued an aggregate of 174,310 RSAs, of which 5,283 were issued, vested and are unrestricted and 169,027 were issued subject to (i) vesting over a period of four years and (ii) the employees’ and directors’ continued service with the Company. On May 16, 2013, the Company issued an aggregate of 301,877 RSAs for which all shares were issued subject to similar vesting requirements as those associated with the May 16, 2014 grant. RSAs are entitled to receive any dividends paid by the Company on those shares during the vesting period.

Compensation expense associated with RSAs is based on the market price of the shares on the date of the grant, net of estimated forfeitures, and is amortized on a straight-line basis over the applicable vesting period (generally four years). The forfeiture rate is revised, as necessary, in subsequent periods if actual forfeiture experience exceeds prior expectations. As of March 31, 2015, the weighted-average forfeiture rate for the two grants under the 2013 EIP was 7.0%. Compensation expense associated with RSAs of $0.1 million and $0.03 million for the three months ended March 31, 2015 and 2014, respectively, and is recorded in general and administrative expense in the condensed consolidated statement of operations.

During the three months ended March 31, 2014, a total of 78,488 shares vested in connection with the resignation of a former executive officer and certain other members of management, which was treated as a modification of stock based awards, resulting in additional cost of $0.5 million that is included in management transition expenses in the condensed consolidated statement of operations for the three months ended March 31, 2014.

As of March 31, 2015, there was approximately $1.0 million of unrecognized compensation cost related to non-vested RSAs granted under the 2013 EIP. This cost is expected to be recognized over a period of approximately 2.6 years.

Following is a summary of the RSAs granted, vested and forfeited to participants with the related weighted average grant value. Of the shares that vested during the three months ended March 31, 2014, the Company withheld 20,864 shares to satisfy the tax obligations for those participants who elected this option, as permitted under the 2013 EIP.

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted		Weighted
		Average		Average
	Shares	Grant Value	Shares	Grant Value
Unvested shares, beginning of period	179,927	$7.85	243,011	$9.80
Granted	-	-	-	-
Vested	-	-	(78,488)	7.75
Forfeited	-	-	(25,659)	9.80
Unvested shares, end of period	179,927	$7.85	138,864	$9.80

Management Transition Expenses: Pursuant to the terms of a Separation Agreement and Release (the "Baumann Separation Agreement"), effective February 23, 2014, between Michael D. Baumann and the Company, Mr. Baumann resigned his employment as Chief Executive Officer of the Company and as Chairman and a member of the Company's Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, Mr. Baumann received payments totaling approximately $2.4 million pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement provided for the accelerated vesting of 54,338 shares of unvested restricted stock and Mr. Baumann surrendered 14,373 shares to cover tax withholding obligations applicable to the vesting of the shares. The agreement also provided for the conversion of 210,915 Class B contingent units held by Mr. Baumann into 2,343,500 OP Units, which resulted in a non-cash compensation expense of $2.5 million that has been included in management transition expenses in the condensed consolidated statement of operations for the three months ended March 31, 2014.

Pursuant to the terms of a Separation Agreement and Release (the "Levin Separation Agreement"), effective March 18, 2014, between the Company and David Levin, Mr. Levin resigned his employment as President and as Vice Chairman and a member of the Company’s Board of Directors. In consideration of a mutual release of claims against the Company and other related parties, and certain other agreements and covenants, pursuant to the terms of the Levin Separation Agreement, Mr. Levin received approximately 375,000 fully vested shares of common stock in a private placement, of which he surrendered 102,563 shares to cover tax withholding obligations applicable to the issuance of the shares. This resulted in a non-cash stock based compensation expense of $2.8 million which is included in management transition expenses in the condensed consolidated statement of operations for the three months ended March 31, 2014.

During the three months ended March 31, 2014, certain other members of management resigned and received cash payments totaling $0.5 million, as well as accelerated vesting of an aggregate of 24,140 share of unvested restricted stock that was reduced by an aggregate of 6,491 shares to cover tax withholding obligations applicable to the vesting of the shares.

As a result of the above, the Company recognized total expense of $9.0 million for the three months ended March 31, 2014, which is included as management transition expenses in the accompanying condensed consolidated statements of operations.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Due to the nature of the 2012 Recapitalization, as described in Note A, the Company could find itself subject to a legal claim or proceeding associated with the previous business operations of the Predecessor. On February 13, 2015, the Company completed the settlement of a claim involving disputed charges on property previously owned by the Predecessor in the amount of approximately $0.7 million.  The charge associated with this settlement was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet as of December 31, 2014.

Due to the nature of the Company’s operations, it is possible that the Company’s existing properties have or properties that the Company will acquire in the future have asbestos or other environmental related liabilities.

Other Contingencies: In the ordinary course of business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of March 31, 2015 and December 31, 2014, the Company had non-refundable earnest money deposits of approximately $0 million and $0.2 million, respectively, included in prepaid expenses and other assets in the accompanying balance sheets.

NOTE I —INCOME TAXES

The Company has maintained and intends to maintain its election as a REIT under the Internal Revenue Code of 1986, as amended. In order for the Company to continue to qualify as a REIT it must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to its stockholders equal to a minimum of 90% of its REIT taxable income, computed without regard to the dividends paid deduction and its net capital gains. As a REIT, the Company generally will not be subject to federal income tax on its taxable income at the corporate level to the extent such income is distributed to its stockholders annually. If taxable income exceeds dividends in a tax year, REIT tax rules allow the Company to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax. In addition, the Company may not be able to re-qualify as a REIT for the four subsequent taxable years. Historically, the Company has incurred only non-income based state and local taxes. The Operating Partnership is a flow through entity and is not subject to federal income taxes at the entity level.

The Company has provided for non-income based state and local taxes in the consolidated statement of operations for all periods presented. Prior to June 1, 2012, the Company operated solely through partnerships that were flow-through entities and were not subject to federal income taxes at the entity level. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied this guidance to its tax positions for the three months ended March 31, 2015. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

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

NOTE J – REAL ESTATE ASSETS HELD FOR SALE AND DISPOSITIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company adopted the provisions of ASU 2014-08 effective January 1, 2014 and applied the provisions prospectively.

Real estate assets held for sale as of March 31, 2015 and December 31, 2014

The Company’s real estate assets held for sale as of March 31, 2015 and December 31, 2014 included the following:

Property Name	Location	Date Sold
Land Investments
Midlothian Town Center – East (“Midlothian”)	Midlothian, Virginia	Held for sale

The real estate assets held for sale and the other assets related to real estate assets held for sale as of March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Real estate assets held for sale	$3,492	$3,492
Other assets, primarily restricted cash	549	549
Total assets - real estate assets held for sale	$4,041	$4,041

Contract for Sale – Midlothian Land Parcel

On October 7, 2014, the Company entered into a non-binding agreement with a third party to purchase the Company’s undivided interest in the Midlothian land parcel for $3.6 million. This agreement is subject to customary terms for similar transactions, including a period of examination during which the agreement could be cancelled by the Company or the purchaser, and would be expected to close by the end of 2015.

Real estate assets held for sale or sold subsequent to January 1, 2014

The Company’s real estate assets held for sale or sold subsequent to January 1, 2014 include the following:

Property Name	Location	Date Sold or Disposed
Operating Property
Post Oak	Louisville, Kentucky	July 11, 2014

Land Investments
Venetian	Fort Myers, Florida	October 17, 2014
The Estates at Maitland (“Maitland”)	Maitland, Florida	October 17, 2014
Millenia Phase II (“Millenia II”)	Orlando, Florida	October 17, 2014
Sunnyside	Panama City, Florida	October 17, 2014

Operating Property

In May 2014, the Company committed to a plan to actively market the Post Oak operating property and on July 11, 2014, the Company completed that sale. The net cash proceeds were approximately $7.8 million and the Company recognized a gain of approximately $0.4 million.

Land Investments

During the three months ended March 31, 2014, the Company committed to a plan to actively market for sale the Venetian, Midlothian and Maitland Land Investments. Also, in March 2014, upon completion of foreclosure proceedings, the Company committed to a plan to actively market for sale the Sunnyside Land Investment (see also Note A).

On October 17, 2014, the Company executed and closed on an agreement with the holders of the Class A preferred stock to redeem all 309,130 shares outstanding in exchange for the transfer of title to all of the Company’s Land Investments except for the Midlothian Land Investment, in which the Company retained all rights and interests, plus a cash payment of $5.0 million.

The Company’s loss from real estate assets held for sale or disposition which is included in net loss on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

Total property revenues	$-	$294
Total expenses	(3)	(504)
Loss from real estate assets held for sale or disposition	$(3)	$(210)

There were no real estate assets disposed of during the three months ended March 31, 2015.

NOTE K – SUBSEQUENT EVENTS

Merger with Independence Realty Trust, Inc.

On May 11, 2015, the Company announced that, after conducting a thorough review of strategic alternatives, the Company and the Operating Partnership entered into a definitive agreement (the “Merger Agreement”) with Independence Realty Trust, Inc., a Maryland corporation (“IRT”), Independence Realty Operating Partnership, LP, a Delaware limited partnership and a subsidiary of IRT (“IRT OP”), IRT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of IRT (“IRT LP LLC”), and Adventure Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of IRT OP (“OP Merger Sub”), pursuant to which OP Merger Sub will be merged with and into the Operating Partnership, with the Operating Partnership surviving as a wholly owned subsidiary of IRT OP (the “Partnership Merger”), and TSRE will be merged with and into IRT LP LLC, with IRT LP LLC surviving as a wholly-owned subsidiary of IRT (the “Company Merger” and collectively with the Partnership Merger, the “Merger”).

At the effective time of the Company Merger and in accordance with the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Company Merger shall be converted automatically into the right to receive, subject to certain adjustments, (i) an amount in cash equal to $3.80 (provided that IRT may elect prior to the closing of the Merger to increase the per share cash amount up to $4.56) (such cash amount, the “Per Share Cash Amount”), and (ii) a number of shares of IRT’s common stock equal to the quotient determined by dividing (a) $7.60 less the Per Share Cash Amount, by (b) $9.25, and rounding the result to the nearest 1/10,000 (the “Exchange Ratio”). At the effective time of the Partnership Merger, each OP Unit, issued and outstanding immediately prior to the effective time of the Partnership Merger and owned by a party other than the Company or one of its subsidiaries will be converted automatically into the right to receive (i) an amount in cash equal to the Per Share Cash Amount, and (ii) a number of common units of limited partnership interest in IRT OP equal to the Exchange Ratio.

The transaction has been approved by the Company’s Board of Directors.  Completion of the transaction, which is currently expected to occur in the third quarter of 2015, is contingent upon customary closing conditions and (i) the approval of the Merger by the affirmative vote of the Company’s stockholders, who will vote on the Company Merger at a special meeting date to be announced, and (ii) the approval of the issuance of shares of IRT common stock in connection with the Merger by the affirmative vote of a majority of the votes cast by holders of IRT’s common stock entitled to vote on the matter. The transaction is not contingent upon receipt of financing by IRT. However, the Company can provide no assurances that this transaction will close, or if it closes, that it will close in the timeframe or on the terms described herein. More information on the terms of the Merger was included in a Current Report on Form 8-K filed by the Company with the SEC on May 11, 2015.

Issuance of RSA

On April 30, 2015, the Company issued an aggregate of 110,639 restricted stock awards pursuant the Company’s 2013 Executive Incentive Plan. These restricted stock awards were issued subject to similar vesting requirements as those grants that occurred on May 16, 2014 and 2013 and are an integral component of the Company’s annual executive compensation (see Note G).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”) and Trade Street Operating Partnership, LP (“TSOP”). A wholly owned subsidiary of TSRE, Trade Street OP GP, LLC is the sole general partner of TSOP. As of March 31, 2015, TSRE owned a 94.0% limited partner interest in TSOP. TSRE conducts all of its business and owns all of its properties through TSOP and TSOP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and TSOP together, as well as TSOP’s subsidiaries.

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the section entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2014, which is accessible on the Securities and Exchange Commission (the “SEC”) website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

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

One of our core focuses has been to strengthen our balance sheet and simplify our capital structure to (i) allow financial and operational flexibility and (ii) recycle capital through strategic acquisitions and dispositions of undeveloped land and older operating properties within our portfolio. On March 26, 2015, we completed the acquisition of the second phase of our Waterstone at Big Creek community (“Big Creek”), located in Alpharetta, Georgia. We closed on the first phase of Big Creek on April 7, 2014. The second phase was comprised of 100 vacant units within three recently-constructed residential buildings on an adjacent land parcel. Total consideration for this purchase was $15.0 million, which is consistent with phase one, and was funded by a draw on the Company’s revolving credit facility.

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

Our Properties

As of March 31, 2015, our portfolio primarily consisted of an aggregate of 4,989 apartment units located in 19 wholly-owned properties as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)

The Pointe at Canyon Ridge (3)	Sandy Springs, GA	1986/2007	09/18/08	494	920	95.4%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	92.9%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	96.7%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	96.9%
Mercé Apartments	Addison, TX	1991/2007	10/31/11	114	653	95.0%
Fox Trails	Plano, TX	1981	12/06/11	286	960	95.5%
Millenia 700	Orlando, FL	2012	12/03/12	297	952	97.0%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	97.6%
Bridge Pointe	Huntsville, AL	2002	03/04/13	178	1,047	97.1%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	94.8%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	96.3%
Talison Row at Daniel Island	Charleston, SC	2013	08/26/13	274	989	95.6%
Fountains Southend	Charlotte, NC	2013	09/24/13	208	844	97.9%
The Estates at Wake Forest	Wake Forest, NC	2013	01/21/14	288	1,047	88.4%
Miller Creek at Germantown	Memphis, TN	2012/2013	01/21/14	330	1,049	97.9%
The Aventine Greenville	Greenville, SC	2013	02/06/14	346	961	95.6%
Waterstone at Brier Creek	Raleigh, NC	2013/2014	03/10/14	232	1,137	92.9%
Avenues at Craig Ranch	McKinney, TX	2013	03/18/14	334	1,006	93.3%
Waterstone at Big Creek (4)	Alpharetta, GA	2013/2015	04/07/14	370	1,143	98.4%

Total / Weighted Average				4,989	1,011	95.5%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy for the three months ended March 31, 2015 represents the average occupancy of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	On November 22, 2014, a 20-unit building at this community was destroyed by fire. We maintain insurance coverage on all of our properties and subsequently filed an insurance claim that is expected to cover the re-construction cost of this building, less our loss deductible, as well as loss of rents under a business interruption provision in the applicable insurance policy. Accordingly, for the three months ended March 31, 2015, a recovery of lost rents relating to the 20 impacted units was recorded as additional rental income for this property. We anticipate that re-construction of this 20-unit building will be completed by the end of 2015.
(4)	On March 26, 2015, we completed the acquisition of the second phase of our Waterstone at Big Creek community. This second phase was comprised of 100 vacant units within three recently-constructed residential buildings on an adjacent land parcel. Accordingly, these units were excluded from the calculation of average physical occupancy for the three months ended March 31, 2015.

For the three months ended March 31, 2015, the weighted average monthly rent and monthly effective rent per occupied unit for operating properties was $1,034 and $1,022, respectively. Average monthly rent is market rent after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt during the period. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month during the period divided by the total number of occupied units each month during the period. Discounts include concessions, discounted employee units and model units. Operating properties acquired during the period are not included in these per unit results.

Our Land Investments consist of the parcels described in the table below.

Property Name	Location	Potential Use	Acreage
Midlothian (1)	Midlothian, VA	Apartments	8.4

(1)	Midlothian is currently approved for 246 apartment units and 10,800 square feet of retail space, including a parking deck structure. The project is currently going through a site plan modification process in Chesterfield County, Virginia that will allow the development of 238 apartment units, 10,800 square feet of retail space and the elimination of the parking deck structure. The net book value of this property as of March 31, 2015 was approximately $3.5 million. In February 2014, we reclassified Midlothian to real estate assets held for sale. On October 7, 2014, we entered into a non-binding agreement with a third party to purchase our undivided interest in the Midlothian land parcel for $3.6 million. This agreement is subject to customary terms for similar transactions, including a period of examination during which the agreement could be cancelled by either party and is expected to close by the end of 2015.

Summary Results of Operations

The following discussion of results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the Condensed Consolidated Statements of Operations of the Company and the related notes thereto included in Item 1 of this Form 10-Q.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2014 through March 31, 2015. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three months ended March 31 2015 and 2014, the same store properties included operating properties owned since January 1, 2014, excluding operating properties disposed of during the three months ended March 31, 2015 and 2014 (see below). No operating properties owned since January 1, 2014 were under construction or undergoing redevelopment and, as a result, no operating properties owned since January 1, 2014 were excluded from the same store portfolio.

For the three months ended March 31, 2015, we reported net loss attributable to common stockholders of ($0.4) million, compared with net loss attributable to common stockholders of ($15.2) million for the prior year period.

The principal factors that impacted our results from continuing operations for the three months ended March 31, 2015 as compared to the same period of the prior year were:

•	Increases in same-store revenues of $0.3 million, or 3.7%, and net operating income of $0.5 million, or 9.0%;
•	Increases in revenue and net operating income of $4.2 million and $2.8 million, respectively, from six operating properties acquired since January 2014;
•	Management transition expenses of approximately $9.0 million related to the resignation of certain executive officers and other members of management during the three months ended March 31, 2014;
•	A decrease of $0.8 million in depreciation and amortization expense primarily due to no in-place amortization expense recognized in the current year from the six operating properties acquired since January 2014;
•	A decrease of $1.4 million in acquisition and recapitalization costs; and
•	The prior year period also included a $1.6 million in loss on early extinguishment from debt associated with refinancing of certain operating properties. There was no similar loss recognized in the current year.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2015 to the three months ended March 31, 2014

Below are the results of operations for the three months ended March 31, 2015 and 2014. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2014 through March 31, 2015. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations, real estate taxes and insurance.

	Three Months Ended March 31,		Change
(in thousands)	2015	2014	$	%

Property Revenues
Same Store (13 properties)	$9,636	$9,289	$347	3.7%
Non Same Store (6 properties)	5,993	1,822	4,171	228.9%
Other (1 property)	-	299	(299)	*

Total property revenues	$15,629	$11,410	$4,219	37.0%

Property Expenses
Same Store (13 properties)	$4,076	$4,187	$111	2.7%
Non Same Store (6 properties)	2,277	953	(1,324)	(138.9)%
Other (1 property)	-	161	161	*

Total property expenses	$6,353	$5,301	$(1,052)	(19.8)%

* Not a meaningful percentage.

Same Store Properties—Property Revenues and Property Expenses

Same store property revenues increased approximately $0.3 million, or 3.7%, for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to a 3.7% increase in average monthly rental rates and an increase of $0.1 million as the result of a 70 basis point increase in average occupancy.

	Three Months Ended March 31,
(in thousands)	2015	2014	$ Change	% Change	% of 2015 Actual

Property expenses
Property taxes	$1,281	$1,230	$(51)	(4.1)%	31.4%
Salaries and benefits for on-site employees	1,002	1,065	63	5.9%	24.6%
Utilities	715	709	(6)	(0.8)%	17.5%
Repairs and maintenance	206	165	(41)	(24.8)%	5.1%
Make ready/turnover	165	163	(2)	(1.2)%	4.0%
Property insurance	215	258	43	16.7%	5.3%
Other	492	597	105	17.6%	12.1%
Total same store property expenses	$4,076	$4,187	$111	2.7%	100.0%

Same store property expenses decreased approximately $0.1 million, or 2.7%, for the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of a decrease in advertising and marketing expenses due to stable occupancies within our same store portfolio and reduction in insurance costs as a result of aggregating the properties into one comprehensive policy rather than procuring individual policies.

Non-Same Store Properties—Property Revenues and Property Expenses

Non-same store property revenues and expenses increased substantially in the current quarter as compared to the same period last year as a result of all six properties contributing towards the entire current quarter performance while only five of those properties had been acquired and were going through lease up during the comparable period in 2014.

	Three Months Ended March 31,
(in thousands)	2015	2014
Property revenues
Rental Revenue	$5,448	$1,634
Other property revenues	545	188
Total property revenues	$5,993	$1,822

Property expenses
Property operations and maintenance	$1,327	$548
Real estate taxes and insurance	950	405
Total property expenses	$2,277	$953

Number of Communities, end of period	6	5

Property revenues and expenses classified as other for the current periods presented are primarily associated with the Post Oak operating property that was sold in July 2014.

Other Expenses

	Three Months Ended March 31,		Change
(in thousands)	2015	2014	$	%

General and administrative	$2,088	$2,095	$7	0.3%
Management transition expenses	$-	$9,041	$9,041	*
Interest expense	$3,394	$2,873	$(521)	(18.1)%
Depreciation and amortization	$3,884	$4,720	$836	17.7%
Development and pursuit costs	$3	$45	$42	93.3%
Acquisition and recapitalization costs	$153	$1,505	$1,352	89.8%
Amortization of deferred financing costs	$229	$316	$87	27.5%
Loss from early extinguishment of debt	$-	$1,629	$1,629	*

* Not a meaningful percentage.

Management transition expenses for the three months ended March 31, 2014 of approximately $9.0 million are associated with the restructuring of our management team of which approximately $3.2 million was paid in cash, $3.3 million was paid in shares of our common stock, and $2.5 million was charged relating to the conversion of Class B contingent units into OP Units.

Interest expense increased approximately $0.5 million, or 18.1%, for the three months ended March 31, 2015, substantially due to the increase in debt as a result of the aforementioned acquisition of six properties completed since January 2014.

Depreciation and amortization expense for the three months ended March 31, 2015 decreased approximately $0.8 million, or 17.7%, as compared to the same period in 2014. This decrease was primarily due to the five acquisitions completed during the first quarter of 2014 which reached the end of their amortization expense for in-place leases during 2014 as compared to $1.5 million recorded in the same period of 2014. This decrease was offset by a net increase of $0.7 million in depreciation expense primarily due to the aforementioned six acquisitions completed since January 2014.

Acquisition and recapitalization costs are comprised of acquisition costs we incurred to acquire apartment communities and recapitalization costs we incurred as part of our review of strategic alternatives and would not have been incurred as part of our normal operations. Acquisition and recapitalization costs are charged to expense in the period incurred. Our acquisition expenses include direct costs to acquire apartment communities, including broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For the three months ended March 31, 2015, we incurred approximately $0.1 million in acquisition expenses for the acquisition of a three recently constructed residential buildings consisting of 100 vacant units on a land parcel adjacent to our Waterstone at Big Creek Community and $0.1 million for other expenses associated with our review of strategic alternatives. For the three months ended March 31, 2014, aggregate acquisition expenses were approximately $1.5 million, primarily due to costs incurred in the acquisition of Miller Creek, Wake Forrest, Aventine, Brier Creek, and Craig Ranch.

Amortization of deferred financing costs decreased approximately $0.1 million for the three months ended March 31, 2015 as compared to the same periods in 2014. The decrease was primarily due to the refinancing of debt on Millenia 700 and Fountains Southend, which are amortized over a longer period than the previous debt.

Loss from early extinguishment of debt for the three months ended March 31, 2014 includes prepayment penalties and write-off of unamortized deferred loan costs related to the refinancing of a bridge loan for Southend, refinancing of the mortgage note payable for Millenia 700 and the pay down in full of indebtedness on Fox Trails, Merce Apartments and our former Post Oak Property.

Other Income and Expenses

	Three Months Ended March 31,		Change
(in thousands)	2015	2014	$	%

Other income	$-	$43	$(43)	*
Loss allocated to noncontrolling interest	$29	$1,099	$1,070	97.4%

* Not a meaningful percentage.

Loss allocated to noncontrolling interests for the above periods primarily represents the noncontrolling interest in the Operating Partnership. The proportionate allocation of loss to noncontrolling interest as a percentage decreased during the three months ended March 31, 2015 as compared to the same period in 2014 due to the conversion of 210,915 Class B contingent units into 2,343,500 OP Units during the first quarter of 2014 and the increase in common stock outstanding due to the Rights Offering that was completed on January 16, 2014.

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

	Three Months Ended March 31,
in thousands	2015	2014
Net Operating Income
Same Store (13 properties) (1)	$5,560	$5,102
Non Same Store (6 properties)	3,716	869
Other (1 property)	-	138
Total property net operating income	$9,276	$6,109

Reconciliation of NOI to GAAP Net Loss

Total property net operating income	$9,276	$6,109
Other income	-	43
Depreciation and amortization	(3,884)	(4,720)
Development and pursuit costs	(3)	(45)
Interest expense	(3,394)	(2,873)
Amortization of deferred financing costs	(229)	(316)
Loss on early extinguishment of debt	-	(1,629)
General and administrative	(2,088)	(2,095)
Management transition expenses	-	(9,041)
Acquisition and recapitalization costs	(153)	(1,505)
Loss from unconsolidated joint venture	-	(9)
Net loss	(475)	(16,081)
Net loss allocated to noncontrolling interest	29	1,099
Adjustments related to earnings per share computation (2)	-	(212)

Net loss attributable to common stockholders	$(446)	$(15,194)

(1)	We define “Same Store” as properties owned and stabilized since January 1, 2014 through March 31, 2015. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property to be stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. No properties owned since January 1, 2014 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2014 were excluded from the same store portfolio. For the periods presented, "Same Store" properties are comprised of: The Pointe at Canyon Ridge, Arbor River Oaks, Lakeshore on the Hill, The Trails of Signal Mountain, Mercé Apartments, Fox Trails, Millenia 700, Westmont Commons, Bridge Pointe, St James at Goose Creek, Creekstone at RTP, Talison Row at Daniel Island and Fountains Southend.
(2)	See Notes B and F to the accompanying Condensed Consolidated Financial Statements.

Funds from Operations, Core FFO and Adjusted FFO

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income (computed in accordance with GAAP), excluding gains (losses) from sales of property and bargain purchase gains and recognized impairment of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO is in accordance with the NAREIT definition. FFO meets the definition of “non-GAAP financial measures” as set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net loss attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014

Net loss attributable to common stockholders	$(446)	$(15,194)

Net loss allocated to noncontrolling interest	(29)	(1,099)
Adjustments related to earnings per share computation	-	(16)
Real estate depreciation and amortization - continuing operations	3,959	4,808
Real estate depreciation and amortization - unconsolidated joint venture	-	100

Funds from operations	$3,484	$(11,401)

Management transition expenses	-	9,041
Acquisition and recapitalization costs	153	1,505
Loss on early extinguishment of debt	-	1,629
Non-cash stock awards	92	29
Non-cash accretion of preferred stock	-	152
Core funds from operations	$3,729	$955
Recurring capital expenditures	(319)	(162)
Non-recurring capital expenditures	(515)	(98)
Adjusted funds from operations	$2,895	$695

Per share data
Funds from operations - diluted	$0.09	$(0.33)
Core funds from operations - diluted	$0.10	$0.03
Adjusted funds from operations - diluted	$0.07	$0.02

Weighted average common shares outstanding - diluted (1)	36,699	31,947
Weighted average OP Units outstanding - diluted	2,344	2,344
Weighted average common shares and OP Units outstanding - diluted (1)	39,043	34,291

(1)	Includes non-vested portion of restricted stock awards.

Liquidity and Capital Resources

As of March 31, 2015, our outstanding indebtedness was $359.6 million, which is comprised of $297.6 million of mortgage indebtedness secured by our properties and $62.0 million of borrowings under our Revolver.

Factors which could increase or decrease our future liquidity include, but are not limited to, access to and volatility in capital and credit markets; sources of financing; our ability to complete asset purchases, sales or developments; and the effect our debt level and changes in credit ratings could have on our cost of funds.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our Revolver, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of certain properties, and net proceeds from offerings of our securities. As of March 31, 2015, we had $10.5 million of available cash on hand, and $1.9 million available for future borrowings under the Revolver that can be used for general corporate purposes.

As of the date of this Quarterly Report, we had approximately $9.1 million of available cash on hand and approximately $1.9 million available for future borrowings under the Revolver that can be used for acquisition and general corporate purposes.

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

Dividend Declared

On February 23, 2015 the Board of Directors approved a dividend in the amount of $0.095 per share, payable to holders of record of shares of common stock as of March 31, 2015, totaling approximately $3.7 million which was paid on April 15, 2015.

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

Long-Term Liquidity Requirements

Our principal long-term liquidity requirements will primarily be to fund additional property acquisitions, major renovation and upgrading projects and debt payments and retirements at maturities. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash, short-term credit facilities and net proceeds from the sale of certain properties as an interim measure, to be replaced by funds from borrowing under public and private equity and debt offerings, long-term secured and unsecured indebtedness, or joint venture investments. In addition, we may use OP Units to acquire properties from existing owners seeking a tax-deferred transaction.

Cash Flows Summary

Below is a summary of our recent cash flow activity:

	Three Months Ended March 31,
(In thousands)	2015	2014
Sources (uses) of cash and cash equivalents:
Operating activities	$1,228	$3,498
Investing activities	(15,115)	(95,435)
Financing activities	11,047	98,752
Net change in cash and cash equivalents	$(2,840)	$6,815

Cash Flows for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Operating Activities

Net cash provided by operating activities decreased $2.3 million to $1.2 million for the three months ended March 31, 2015 compared to approximately $3.5 million net cash provided in operating activities for the three months ended March 31, 2014. This decrease was primarily the result of a $0.5 million increase in net interest payments, a $6.5 million reduction in prepaid expenses and other assets, a $1.7 million increase in restricted cash, a $1.0 million increase in accounts payable and other accrued expenses, and a $0.5 million increase in security deposits, deferred rent and other liabilities. Partially offsetting these cash out flows is $3.2 million increase in net operating income primarily associated with our operating communities, a $3.3 million decrease in cash expenditures associated with the restructuring of management, and a $1.4 million decrease in net cash paid for acquisition and recapitalization costs.

Investing Activities

Net cash used in investing activities was approximately $15.1 million during the three months ended March 31, 2015 compared to approximately $95.4 million net cash used in investing activities during the three months ended March 31, 2014. Nearly all of the cash used in each period related to the acquisition of additional apartment communities, so the decrease between the periods is a result of acquiring five communities during the three months ended March 31, 2014 as compared to only closing on the final 100 units at Big Creek in the current quarter. Additions from property capital expenditures during the three months ended March 31, 2015 totaled $0.6 million as compared to $0.8 million in the comparable prior year period. During the three months ended March 31, 2015, we received from restricted escrows with our lender $0.6 million of insurance proceeds in accounts receivable related to the 20-unit apartment building at our Pointe at Canyon Ridge property in Sandy Springs, Georgia that was destroyed by fire on November 22, 2014.

Financing Activities

Net cash provided by financing activities was approximately $11.1 million during the three months ended March 31, 2015 compared to approximately $98.8 million net cash provided by financing activities during the three months ended March 31, 2014. The decrease in net cash provided by financing activities was primarily due to $147.3 million of additional net proceeds from the issuance of our common stock, net of offering costs, a $77.8 million decrease in proceeds from indebtedness, a $2.5 million increase in distributions to stockholders and OP Unit holders, and a $0.7 million reduction in related parties receivable. Partially offsetting the cash provided by financing activities is $129.4 million decrease in debt repayment, a $3.5 million decrease in payment of deferred loan costs, a $0.7 million reduction in prepayment fees for early extinguishment of debt, a $6.9 million reduction in restricted escrow deposits, and reduction in cash payments of $0.1 million to cover withholding taxes related to restricted shares vested during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to stockholders.

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

Critical Accounting Policies

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including purchase price allocation and related depreciation and amortization, capital expenditures, impairment of real estate assets, revenue recognition, property expenses, share-based compensation, accounting for recapitalization and accounting for the variable interest entity. For the three months ended March 31, 2015, there were no material changes to these policies.

We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Our critical accounting policies have not changed materially from information reported in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 13, 2015.

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

Fixed Interest Rate Debt

As of March 31, 2015, we had approximately $297.6 million of fixed rate debt, or approximately 82.8% of our total outstanding debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had a weighted average effective interest rate as of March 31, 2015 of 4.03% per annum with an average of 7.5 years to maturity.

Variable Interest Rate Debt

As of March 31, 2015, we had approximately $62.0 million of variable rate debt, or approximately 17.2% of our total outstanding debt, which was associated with the Revolver, but we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on the Revolver would result in a decrease or increase of annual net income of approximately $0.6 million, respectively. The Revolver had a weighted average effective interest rate as of March 31, 2015 of approximately 2.71% per annum with 1.8 years to maturity.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the risk factors previously disclosed under Item 1A to Part I, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company is subject to the following additional risks:

If we are unable to consummate the proposed merger with IRT, it could materially and adversely affect our business, financial condition, operating results and stock price.

The completion of the proposed merger transaction involving the Company and IRT (the “Merger”) is subject to the satisfaction of numerous closing conditions, including the approval of the Company Merger by the Company’s common stockholders and the approval of the issuance of shares of IRT common stock in connection with the Merger by the affirmative vote of a majority of the votes cast by the holders of IRT’s common stock entitled to vote on the matter. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Agreement and Plan of Merger (the “Merger Agreement”). As a result, no assurances can be given that the Merger will be consummated. If our common stockholders choose not to approve the Merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the Merger;

•	our decision to enter into the Merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the Merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the Merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee of $12 million if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

The occurrence of any of the foregoing could materially and adversely affect our business, financial condition, operating results and stock price.

Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending completion of the Merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We also have agreed, subject to certain exceptions, to various restrictive covenants, including with respect to acquisitions and other investments, dispositions, indebtedness, leasing and capital expenditures. These restrictions could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the Merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the Merger is not consummated.

               Because the Merger is subject to several closing conditions, including the approval of the Company Merger by our common stockholders, uncertainty exists regarding the completion of the Merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with our company, which could negatively affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We did not sell any securities during the quarter ended March 31, 2015 that were not registered under the Securities Act. We did not purchase any shares of our common stock during the quarter ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADE STREET RESIDENTIAL, INC.

Date: May 11, 2015	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Executive Officer

Date: May 11, 2015	By:	/s/ Randall C. Eberline
Randall C. Eberline, Chief Accounting Officer and principal financial officer

Exhibit Index

Exhibit No.	Description

3.1*	Trade Street Residential, Inc. Third Amended and Restated Bylaws, as amended.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Accounting Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For the three months ended March 31, 2015 and 2014

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

