Form 10-Q
period 2015-06-30
Trade Street Residential, Inc.
filed 2015-08-10
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 5, 2015, 36,799,570 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

TRADE STREET RESIDENTIAL, INC.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Real estate assets
Land and improvements	$91,190	$88,766
Buildings and improvements	477,602	464,002
Furniture, fixtures, and equipment	16,168	15,774
	584,960	568,542
Less accumulated depreciation	(34,916)	(27,475)
Net investment in operating properties	550,044	541,067
Real estate assets held for sale	2,702	3,492
Net real estate assets	552,746	544,559

Other assets
Cash and cash equivalents	8,047	13,308
Restricted cash and lender reserves	3,020	2,590
Deferred financing costs, net	4,140	4,599
Intangible assets, net	440	588
Prepaid expenses and other assets	2,014	2,475
Assets related to real estate assets held for sale	549	549
	18,210	24,109

TOTAL ASSETS	$570,956	$568,668

LIABILITIES
Indebtedness	$359,406	$344,756
Accrued interest payable	870	887
Accounts payable and accrued expenses	6,367	7,531
Dividends payable	3,719	3,709
Security deposits, deferred rent and other liabilities	1,995	1,783
TOTAL LIABILITIES	372,357	358,666

Commitments & contingencies

STOCKHOLDERS' EQUITY
Class A preferred stock; $0.01 par value; 423 shares authorized at both June 30, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value per share; 1,000,000 authorized; 36,800 and 36,699 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	368	367
Additional paid-in capital	267,827	274,733
Accumulated deficit	(84,226)	(80,417)
TOTAL STOCKHOLDERS' EQUITY - TRADE STREET RESIDENTIAL, INC.	183,969	194,683
Noncontrolling interest	14,630	15,319
TOTAL STOCKHOLDERS' EQUITY	198,599	210,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$570,956	$568,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Property revenues
Rental revenue	$14,602	$13,233	$28,715	$23,499
Other property revenues	1,669	1,420	3,185	2,564
Total property revenues	16,271	14,653	31,900	26,063

Property expenses
Property operations and maintenance	4,253	4,279	8,169	7,649
Real estate taxes and insurance	2,372	2,310	4,809	4,241
Total property expenses	6,625	6,589	12,978	11,890

Other expenses
General and administrative	1,590	2,318	3,678	4,413
Management transition expenses	-	250	-	9,291
Interest expense	3,495	3,318	6,889	6,191
Depreciation and amortization	4,010	5,747	7,894	10,467
Development and pursuit costs	7	94	10	139
Acquisition and recapitalization costs	3,117	136	3,270	1,641
Amortization of deferred financing costs	229	236	458	552
Loss on early extinguishment of debt	-	-	-	1,629
Total other expenses	12,448	12,099	22,199	34,323

Other income	15	1	15	44
Income from unconsolidated joint venture	-	10	-	1
Impairment associated with land holdings	(790)	-	(790)	-

Net loss	(3,577)	(4,024)	(4,052)	(20,105)
Net loss allocated to noncontrolling interest	214	242	243	1,341
Dividends declared and accreted on preferred stock	-	(231)	-	(459)
Adjustments attributable to participating securities	-	14	-	30
Net loss attributable to common stockholders	$(3,363)	$(3,999)	$(3,809)	$(19,193)

Loss per common share - basic and diluted	$(0.09)	$(0.11)	$(0.10)	$(0.56)

Weighted average number of shares - basic and diluted	36,538	36,452	36,528	34,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015

(in thousands)

(unaudited)

	Trade Street Residential, Inc.
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Equity balance, January 1, 2015	-	$-	36,699	$367	$274,733	$(80,417)	$15,319	$210,002
Resale registration statement costs	-	-	-	-	(78)	-	-	(78)
Net loss	-	-	-	-	-	(3,809)	(243)	(4,052)
Distributions to stockholders and unit holders	-	-	-	-	(6,982)	-	(446)	(7,428)
Stock-based compensation, net of forfeitures	-	-	101	1	213	-	-	214
Surrender of shares to cover tax withholding of stock compensation	-	-	-	-	(59)	-	-	(59)
Equity balance, June 30, 2015	-	$-	36,800	$368	$267,827	$(84,226)	$14,630	$198,599

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRADE STREET RESIDENTIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,052)	$(20,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,894	10,467
Impairment associated with land holdings	790	-
Amortization of tax abatement	149	176
Amortization of deferred financing costs	458	552
Loss on early extinguishment of debt	-	1,629
Non-cash compensation from conversion of Class B contingent units into common OP Units	-	2,453
Stock compensation	214	3,497
Income of unconsolidated joint venture	-	(1)
Interest accrued on related party receivable	-	(15)
Net changes in assets and liabilities:
Restricted cash and lender reserves	(952)	529
Prepaid expenses and other assets	410	3,711
Accounts payable, accrued expenses and accrued interest payable	(1,182)	349
Due to related parties	-	(119)
Security deposits, deferred rent and other liabilities	214	585
Net cash provided by operating activities	3,943	3,708

Cash flows from investing activities:
Insurance proceeds received	540	-
Cash distributions received from unconsolidated joint venture	50	101
Payments for acquisitions of real estate communities	(15,000)	(135,098)
Payments for improvements of real estate communities	(1,889)	(1,720)
Deconsolidation of variable interest entity	-	(148)
Net cash used in investing activities	(16,299)	(136,865)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	(78)	147,220
Proceeds from indebtedness	15,000	134,750
Repayments of indebtedness	(350)	(137,694)
Payments of deferred loan costs	-	(3,596)
Prepayment fees for early extinguishment of debt	-	(706)
Distributions to stockholders and unitholders	(7,418)	(5,021)
Decrease in related party receivable	-	842
Shares surrendered for payment of withholding taxes	(59)	(1,010)
Net cash provided by financing activities	7,095	134,785

Net change in cash and cash equivalents	(5,261)	1,628
Cash and cash equivalents at beginning of period	13,308	9,037
Cash and cash equivalents at end of period	$8,047	$10,665

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest.	$6,906	$6,131

Supplemental Disclosure of Non-Cash Investing & Financing Activities:
Note payable issued as consideration for purchase of business	$-	$103,325
Stock issued in connection with rights offering	$-	$7,500
Acquisition consideration payable in preferred stock	$-	$294

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRADE STREET RESIDENTIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Trade Street Residential, Inc. (the “Company” or “TSRE”), formerly Feldman Mall Properties, Inc. (the “Predecessor"), is a Maryland corporation that qualifies and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company conducts substantially all of its operations through Trade Street Operating Partnership, LP (the “Operating Partnership”). The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 represent the combination of certain real estate entities and management operations under common control that were contributed to the Company on June 1, 2012 in a transaction accounted for as a reverse recapitalization (the “2012 Recapitalization”), as it was a capital transaction in substance, rather than a business combination, with no goodwill being recorded. For accounting purposes, the legal acquiree (the Company) was treated as the continuing reporting entity that acquired the legal acquirer (the Predecessor).

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

As of June 30, 2015, the Company owned 4,989 apartment units in 19 communities. The Company’s revenues are primarily derived from rents received from residents in its apartment communities. Under the terms of those leases, residents are obligated to reimburse the Company for certain utility costs. These utility reimbursements are recorded as other property revenues in the consolidated statements of operations.

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

The transaction has been approved by the Company’s Board of Directors.  Completion of the transaction, which is currently expected to occur in the third quarter of 2015, is contingent upon customary closing conditions, (i) the approval of the Merger by the affirmative vote of the Company’s stockholders, who will vote on the Company Merger at a special meeting to be held on September 15, 2015, and (ii) the approval of the issuance of shares of IRT common stock in connection with the Merger by the affirmative vote of a majority of the votes cast by holders of IRT’s common stock entitled to vote on the matter. The transaction is not contingent upon receipt of financing by IRT. However, the Company can provide no assurances that this transaction will close, or if it closes, that it will close in the timeframe or on the terms described herein. More information on the terms of the Merger was included in a Current Report on Form 8-K filed by the Company with the SEC on May 11, 2015.

The Company incurred recapitalization costs primarily consisting of financial advisory and legal expenses in support of our planned merger with IRT, which5 would not have been incurred as part of normal operations, of $3.1 million and $3.2 million for the three and six months ended June 30, 2015, respectively. Recapitalization costs are charged to expense in the period incurred and are included in acquisition and recapitalization costs in the condensed consolidated statements of operations.

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

The consolidated results of operations for three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company held a 50% interest in BSF/BR Augusta JV, LLC (the “Perimeter JV”), the owner of The Estates at Perimeter (“Perimeter”), a multifamily apartment community located in Augusta, Georgia, comprised of 240 garden-style apartment units contained in ten three-story residential buildings located on approximately 13 acres of land, which was accounted for under the equity method until the Company sold its interest in that operating property on December 10, 2014. As of December 31, 2014, the Company accrued a receivable of approximately $0.1 million relating to final funds due from Perimeter JV. During the second quarter of 2015, the Company received a portion of these funds which are included in net cash used in investing activities in the condensed consolidated statements of cash flows. The Company expects to receive the remaining amount due from Perimeter JV in the third quarter of 2015.

The Perimeter JV followed GAAP and its accounting policies were similar to those of the Company. The Company shared in profits and losses of the Perimeter JV in accordance with the Perimeter JV operating agreement, which was reported as income from unconsolidated joint venture in the Company’s consolidated statements of operations. The Company received operating cash distributions of $0.1 million during the six months ended June 30, 2014, but no contributions were made during that same period.

The following table summarizes the condensed consolidated financial information for the Perimeter JV for the periods presented:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2014
Total property revenue	$701	$1,366
Net income	$20	$2
Company share of income from unconsolidated joint venture activities	$10	$1

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

For periods beginning January 1, 2014, due to the conversion of all remaining contingent B units into common units (the “OP Units”) of the Operating Partnership as discussed in Note F, the Company allocates income and loss to noncontrolling interests based on the weighted-average common unit ownership interest in the Operating Partnership, which was 6.0% for each of the three months ended June 30, 2015 and 2014 and 6.0% and 6.4% for the six months ended June 30, 2015 and 2014, respectively.

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

Property tax abatements provide graduated tax relief for a defined period of time from the completion of development of the respective property. Amortization of tax abatement intangible assets is recorded based on the actual tax savings in each period over the five-year term of the abatement and is included in “Property expenses - real estate taxes and insurance” in the condensed consolidated statements of operations (see Note E).

See Note C for a detailed discussion of the property acquisitions completed during the six months ended June 30, 2015 and 2014.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2015 and December 31, 2014.

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

For the three and six months ended June 30, 2015, the Company recognized a $0.8 million impairment charge related to its real estate assets held for sale. For the three and six months ended June 30 2014, the Company did not recognize any impairment charges related to its real estate assets held for sale. See Note J, “Real estate assets held for sale – land investments”, for additional information associated with impairment charges recognized by the Company during the periods presented. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.

Insurance Proceeds for Property Damages: The Company maintains an insurance policy that provides coverage for property damages and business interruption. Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as casualty losses and reported as part of “Property expenses - real estate taxes and insurance” on the accompanying consolidated statements of operations. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost rental revenue due to property damages are recognized when the amount of rental revenue recovery is known and the timing of receipt of those proceeds is determined.

On November 22, 2014, a 20-unit apartment building at the Company’s Pointe at Canyon Ridge property in Sandy Springs, Georgia, was destroyed by fire. At the time of the fire, the affected building had a carrying value of approximately $0.6 million. The Company maintains insurance coverage on all of its properties and subsequently filed an insurance claim that is expected to cover the re-construction cost of the affected building, less the Company’s loss deductible, as well as loss of rents under a business interruption provision of the applicable insurance policy. During the three months ended December 31, 2014, the Company recorded a casualty loss of approximately $0.7 million related to the carrying value of the affected building plus the Company’s insurance loss deductible, which was offset by an expected $0.7 million insurance recovery receivable that was included in prepaid expenses and other assets in the Company’s condensed consolidated balance sheets as of December 31, 2014. During the first six months of 2015, net proceeds of $0.5 million have been received and are included in restricted cash and lender reserves in the Company’s condensed consolidated balance sheet at June 30, 2015. In addition, the Company recorded a recovery of lost rents relating to the 20 impacted units for the three and six months ended June 30, 2015 as additional rental income in the Company’s consolidated statements of operations. The Company anticipates that re-construction of this 20-unit building will be completed by the end of 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its condensed consolidated financial statements or related disclosures.

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

A reconciliation of basic and diluted EPS computations for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Net loss attributable to the Company	$(3,577)	$(4,024)	$(4,052)	$(20,105)
Net loss allocated to noncontrolling interest	214	242	243	1,341
Dividends declared and accreted on preferred stock	-	(231)	-	(459)
Adjustments attributable to participating securities	-	14	-	30
Net loss attributable to common stockholders	$(3,363)	$(3,999)	$(3,809)	$(19,193)

Weighted average number of shares - basic and diluted	36,538	36,452	36,528	34,112

Net loss per common share
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.09)	$(0.11)	$(0.10)	$(0.56)

Weighted average, potentially dilutive securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Warrants (1)	139	139	139	139
OP Units (2)	2,344	2,344	2,344	2,344
Unvested restricted stock awards (3)	229	204	204	202

(1)	Warrants were exercisable until May 14, 2015 at a split-adjusted exercise price of $21.60 of the Company’s common stock.
(2)	Class B contingent units were converted into OP Units in February 2014 and were excluded from potentially dilutive shares of common stock in the periods presented since their conversion would be anti-dilutive.
(3)	Granted pursuant to the Company’s Equity Incentive Plan (see Note G).

NOTE C—ACQUISITIONS OF MULTIFAMILY APARTMENT COMMUNITIES

During the six months ended June 30, 2015 and 2014, the Company, through the Operating Partnership, completed various acquisitions of multifamily apartment communities from unrelated, third-party sellers. The acquisitions involved the acquisition of the operating real estate, but no management or other business operations were acquired in such acquisitions. The fair value of the net assets acquired and the related purchase price allocation are summarized below.

2015 Acquisitions:

Waterstone at Big Creek (“Big Creek”) – On March 26, 2015, the Company completed the acquisition of the second phase of Big Creek, located in Alpharetta (Atlanta), Georgia. The Company closed on the first phase of 270 units at Big Creek on April 7, 2014. The second phase was comprised of 100 vacant units within three recently-constructed residential buildings on an adjacent land parcel. Total consideration for this purchase was $15.0 million, which is consistent with the first phase, and was funded by a draw on the Company’s revolving credit facility (see Note D).

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisition during the six months ended June 30, 2015:

(in thousands)	Big Creek

Fair Value of Net Assets Acquired and Purchase Price	$15,000

Net Assets Acquired/Purchase Price Allocated:
Land	$1,555
Site Improvements	650
Building	12,503
Furniture, fixtures and equipment	292
Total	$15,000

2014 Acquisitions:

Big Creek - On April 7, 2014, the Company acquired Big Creek, a 270-unit apartment community located in Alpharetta (Atlanta), Georgia for a total purchase price of $40.5 million. The purchase price was funded with cash on hand of approximately $3.5 million and $37.0 million drawn from the Revolver (see Note D). From the date of acquisition through June 30, 2014, Big Creek generated revenue of approximately $0.9 million and a net loss of approximately ($0.03) million.

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

Aston (“Aston”) (formerly The Estates at Wake Forest) - On January 21, 2014, the Company acquired Aston, a 288-unit apartment community located in Wake Forest (Raleigh), North Carolina. The purchase price of $37.3 million was funded with approximately $18.7 million of cash proceeds from the Rights Offering and the related transactions and a new mortgage loan in the amount of $18.6 million (see Note D). From the date of acquisition through June 30, 2014, Aston generated revenue of approximately $1.0 million and a net loss of approximately ($1.2) million.

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

The table below details the total fair values assigned to the assets and liabilities acquired related to the above acquisitions during the six months ended June 30, 2014:

(in thousands)	Miller Creek	Aston	Aventine	Brier Creek	Craig Ranch	Big Creek	Total

Fair Value of Net Assets Acquired	$43,750	$37,250	$41,866	$32,682	$42,375	$40,500	$238,423
Purchase Price	$43,750	$37,250	$41,866	$32,682	$42,375	$40,500	$238,423
Net Assets Acquired/Purchase Price Allocated:
Land	$2,173	$2,677	$2,888	$3,031	$3,444	$3,910	$18,123
Site Improvements	2,460	2,618	1,926	1,681	3,210	1,763	13,658
Building	37,332	30,633	34,720	26,989	33,317	33,106	196,097
Furniture, fixtures and equipment	1,011	860	1,494	679	1,673	978	6,695
Intangible assets - in place leases	774	462	838	302	731	743	3,850
Total	$43,750	$37,250	$41,866	$32,682	$42,375	$40,500	$238,423

The Company incurred approximately $0.1 million and $1.6 million acquisition-related costs during the six months ended June 30, 2015 and 2014, respectively.

Pro Forma Financial Information:

The revenues and results of operations of the acquired apartment communities are included in the condensed consolidated financial statements beginning on the date of each respective acquisition. The following unaudited consolidated pro forma information for the six months ended June 30, 2015 and 2014 is presented as if the Company had acquired each apartment community on January 1, 2014.

The information presented below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unaudited pro forma financial information:
Pro forma revenue	$16,271	$14,706	$31,900	$28,150
Pro forma loss from continuing operations	$(3,577)	$(4,041)	$(4,052)	$(21,212)

NOTE D—INDEBTEDNESS

As of June 30, 2015, the Company’s indebtedness consisted of the following:

	Outstanding Principal		Remaining
	Balance as of		Term in
Property	June 30, 2015	Interest Rate	Years
	(in thousands)
Fixed Rate Secured Indebtedness
Lakeshore on the Hill	$6,567	4.48%	2.50
The Trails of Signal Mountain	8,074	4.92%	2.92
Westmont Commons	17,788	3.84%	7.50
Bridge Pointe	11,217	4.19%	7.75
The Pointe at Canyon Ridge	25,800	4.10%	9.92
St. James	19,000	3.75%	8.00
Creekstone	23,250	3.88%	7.94
Talison	33,635	4.06%	8.19
Millenia 700	25,000	3.83%	5.68
Southend	23,750	4.31%	8.60
Miller Creek	26,250	4.60%	8.61
Craig Ranch	21,200	3.78%	5.78
Aston	18,625	3.94%	5.61
Aventine	21,000	3.70%	5.61
Brier Creek	16,250	3.70%	6.76
Total fixed rate secured indebtedness	297,406	4.03%	7.25

Variable Rate Secured Indebtedness
Revolver	62,000	2.98%	1.58

Total outstanding indebtedness	$359,406	3.85%	6.27

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

The Revolver has an initial three-year term that can be extended at the Company's option for up to two additional one-year periods and has a variable interest rate of LIBOR (as defined in the Credit Agreement) plus a spread of 1.75% to 2.75%, depending on the Company’s consolidated leverage ratio. The current borrowing rate of the Revolver is LIBOR plus 2.75%. The Revolver is guaranteed by the Company and certain subsidiaries of the Company and is secured by first priority mortgages on designated properties that make up the borrowing base (“Borrowing Base”) as defined in the Credit Agreement. Availability under the Revolver is permitted up to 65% of the value of the Borrowing Base subject to the limitations set forth in the Revolver. The Revolver contains customary affirmative and negative covenants with respect to, among other things, insurance, maintaining at least one class of exchange listed common stock, the guaranty in connection with the Revolver, liens, intercompany transfers, transactions with affiliates, mergers, consolidation and asset sales, ERISA plan assets, modification of organizational documents and material contracts, derivative contracts, environmental matters, and management agreements and fees. In addition, the Operating Partnership pays a commitment fee of 0.20% to 0.30% quarterly in arrears based on the unused portion of the revolving credit commitment. The commitment fee was 0.20% on both June 30, 2015 and December 31, 2014. The weighted average interest rate was approximately 2.98% and 2.70% at June 30, 2015 and December 31, 2014, respectively.

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

The Company was in compliance with all applicable covenants, including these financial covenants, as of June 30, 2015.

During the six months ended June 30, 2015, the Company borrowed $15.0 million under the Revolver to complete the acquisition of the second phase of 100 units on a land parcel adjacent to Big Creek (see Note C above). As of June 30, 2015, the Revolver had an outstanding principal balance of $62.0 million, which is secured by certain Borrowing Base properties, and there remained approximately $3.1 million available for draw on the Revolver.

During the six months ended June 30, 2014, the Company drew approximately $27.0 million to pay down, in full, indebtedness secured by Fox Trails ($14.9 million), Vue at Knoll Trail Apartments (formerly Mercé Apartments ($5.5 million)) and Post Oak ($5.3 million) and to pay fees associated therewith, as these properties serve as collateral on the Revolver. The remainder of the amount borrowed was used for closing costs and other expenses related to closing on the Revolver of approximately $0.9 million and approximately $0.4 million for general corporate and working capital purposes, respectively. On April 7, 2014, the Company borrowed approximately $37.0 million to acquire Big Creek (see Note C above) and repaid approximately $12.0 million under the Revolver. In connection with its sale in July 2014, Post Oak was released from collateral for the Revolver.

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

Aston - On January 21, 2014, in conjunction with the acquisition at Aston (see Note C above) the Company, through its subsidiary, entered into a mortgage note payable in the amount of $18.6 million, which bears a fixed interest rate of 3.94% and requires monthly payments of interest only for the term of the loan and a payment of the unpaid principal amount due at maturity on February 10, 2021. The mortgage note is secured by Aston.

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

The following table summarizes the scheduled aggregate required principal payments of indebtedness as of June 30, 2015:

(in thousands)	Amount
Remainder of 2015	$759
2016	1,900
2017	71,572
2018	11,367
2019	4,174
Thereafter	269,634
$359,406

The weighted average interest rate on the indebtedness balance outstanding at both June 30, 2015 and December 31, 2014 was 3.85%. The mortgage notes evidencing the fixed rate secured indebtedness may be prepaid subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balances as defined in the respective loan agreements.

NOTE E – INTANGIBLE ASSETS

The following table provides gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2015			As of December 31, 2014
	Gross	Accumulated	Net book	Gross	Accumulated	Net book
(in thousands)	amount	amortization	Value	amount	amortization	Value
Intangible assets - in place leases	$10,988	$(10,988)	$-	$10,988	$(10,988)	$-
Intangible assets - property tax abatement	1,015	(575)	440	1,015	(427)	588
	$12,003	$(11,563)	$440	$12,003	$(11,415)	$588

Amortization expense related to in-place leases included in depreciation and amortization expense in the condensed consolidated statements of operations was $1.9 million and $3.4 million for the three and six months ended June 30, 2014, respectively. The balance of the remaining unamortized in-place leases was fully amortized during the year ended December 31, 2014. There was no amortization expense for in-place leases during the three and six months ended June 30, 2015.

Amortization expense pertaining to the tax abatement intangible asset of approximately $0.1 million and $0.2 million during each of the three months and six months ended June 30, 2015 and 2014 is included in real estate taxes and insurance in the condensed consolidated statements of operations.

Estimated amortization expense for the next four years related to the tax abatement intangible asset is as follows:

(in thousands)	Amount
Remainder of 2015	$126
2016	181
2017	102
2018	31
$440

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

Dividends Declared

The following table summarizes the dividends declared and/or paid by the Company during the six months ended June 30, 2015:

	Dividends Per	Total
	Share of Common	Dividend declared	Dividend	Dividend
	Stock/OP Units	(in thousands)	Declared Date	Payable Date
2015
Second Quarter	$0.095	$3,719	June 2, 2015	July 15, 2015
First Quarter	$0.095	$3,709	February 23, 2015	April 15, 2015

2014
Fourth Quarter	$0.095	$3,709	November 19, 2014	January 15, 2015

There were no dividends in arrears as of June 30, 2015.

OP Units and Contingent B Units

The following table presents the Company’s issued and outstanding OP Units in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	Optional
	Redemption	Annual	As of	As of
(in thousands, except share amounts)	Date	Dividend	June 30, 2015	December 31, 2014

OP Units, 2,343,500 units outstanding at both June 30, 2015 and December 31, 2014, (2)	February 23, 2015	(1)	$14,630	$15,319

(1)	Dividend per OP Unit is the same as the dividend per share on the Company’s common stock.
(2)	On February 23, 2014, 210,915 Class B contingent units were converted into 2,343,500 OP Units.

On February 23, 2014, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Trade Street Operating Partnership, LP converted all of the 210,915 Class B contingent units into 2,343,500 OP Units. The conversion of Class B contingent units into the OP Units was accounted for as an extinguishment that increased additional paid-in capital and noncontrolling interest by approximately $1.9 million and $0.5 million, respectively, during the six months ended June 30, 2014. The OP Units were redeemable after February 23, 2015, at the Company’s option, for cash or shares of the Company’s common stock on a one-for-one basis.

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

As of June 30, 2015 and December 31, 2014, there were no shares of the Class A preferred stock issued or outstanding.

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

On April 30, 2015, the Company issued an aggregate of 110,639 RSAs pursuant to the 2013 EIP which were subject to (i) vesting over a period of four years and (ii) the employees’ and directors’ continued service to the Company. In addition, on May 16, 2014, the Company issued an aggregate of 174,310 RSAs, of which 5,283 were issued, vested and unrestricted and 169,027 were issued subject to (i) vesting over a period of four years and (ii) the employees’ and directors’ continued service with the Company. RSAs are entitled to receive any dividends paid by the Company on those shares during the vesting period.

Compensation expense associated with RSAs was based on the 20-day trailing volume weighted average price, net of estimated forfeitures, for the April 2015 RSAs grant and the market price of the shares on the date of the grant for previous RSAs grants, net of estimated forfeitures, and is amortized on a straight-line basis over the applicable vesting period (generally four years). The forfeiture rate is revised, as necessary, in subsequent periods if actual forfeiture experience exceeds prior expectations. As of June 30, 2015, the weighted-average forfeiture rate for the three grants under the 2013 EIP was 3.2%. Compensation expense associated with RSAs was $0.1 million and $0.2 million for each of the three and six months ended June 30, 2015 and 2014, respectively, and is recorded in general and administrative expense in the condensed consolidated statement of operations.

During the six months ended June 30, 2014, a total of 78,488 shares vested in connection with the resignation of a former executive officer and certain other members of management, which was treated as a modification of stock based awards, resulting in additional cost of $0.5 million that is included in management transition expenses in the condensed consolidated statement of operations for the six months ended June 30, 2014.

As of June 30, 2015, there was approximately $1.6 million of unrecognized compensation cost related to non-vested RSAs granted under the 2013 EIP. This cost is expected to be recognized over a period of approximately 2.9 years.

Following is a summary of the RSAs granted, vested and forfeited to participants with the related weighted average grant value. Of the shares that vested during the six months ended June 30, 2015 and 2014, the Company withheld 8,028 and 30,381 shares, respectively, to satisfy the tax obligations for those participants who elected this option, as permitted under the 2013 EIP.

	Six Months Ended
	June 30, 2015		June 30, 2014
		Weighted		Weighted
		Average		Average
	Shares	Grant Value	Shares	Grant Value
Unvested shares, beginning of period	179,927	$7.85	243,011	$9.80
Granted	110,639	7.14	174,310	7.26
Vested	(49,796)	7.97	(118,857)	8.33
Forfeited	(1,510)	9.80	(27,546)	9.80
Unvested shares, end of period	239,260	$7.48	270,918	$8.22

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

As a result of the above, the Company recognized total expense of $0.3 million and $9.3 million for the three and six months ended June 30, 2014, respectively, which is included as management transition expenses in the accompanying condensed consolidated statements of operations.

NOTE H – COMMITMENTS AND CONTINGENCIES

Merger Agreement: In the event that (i) the Company terminates the Merger Agreement to enter into a definitive agreement with a superior company proposal, (ii) the Company or IRT terminate the Merger Agreement for failure to close by October 15, 2015, (iii) the Company or IRT terminates the Merger Agreement because the Company fails to obtain stockholder approval if prior to termination of the Merger Agreement, subject to certain conditions, a Company takeover proposal is announced and has not been publicly withdrawn prior to the termination of the Merger Agreement, or (iv) the Company or IRT terminates the Merger Agreement after the Company’s Board of Directors withdraws or materially modifies its recommendation of the Merger and within 12 months following termination of the Merger Agreement the Company either consummates a transaction or enters into a definitive agreement with respect to a Company takeover proposal, the Company could become obligated for payment to IRT of (i) a $12.0 million termination fee and (ii) reimbursement of 100% of IRT Merger expenses up to $2.5 million and 50% of IRT Merger expenses exceeding $2.5 million provided that the aggregate reimbursement shall not exceed $5.0 million.

In the event that (i) the Company or IRT terminates the Merger Agreement because the Merger has not closed by October 15, 2015 and the Company shall have obtained stockholder approval and satisfied all of its other closing conditions and IRT is unable to close because of a failure to obtain financing, or (ii) the Company or IRT terminate the Merger Agreement because the Merger has not closed by October 15, 2015 (as may be extended to December 31, 2015) and the only closing conditions not satisfied are certain loan amendments, IRT could become obligated to pay a $25.0 million reverse termination fee to the Company.

Legal Proceedings: The Company may from time to time be involved in legal proceedings arising from the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

On June 11, 2015, a complaint was filed naming the Company and the members of the Company’s Board of Directors as defendants in the Circuit Court of Maryland for Baltimore City. On July 15, 2015, plaintiffs amended their complaint and added Senator, Monarch Alternative Capital, LP (“Monarch”) and BHR Capital LLC (“BHR”) as defendants.  The amended complaint purports to assert class action claims alleging that the members of the Company’s Board breached their fiduciary duties to the Company and the Company’s minority stockholders by approving the Merger for inadequate consideration, that the process leading up to the Merger was flawed, and that three directors of the Company, by virtue of their affiliations with certain stockholders of the Company, engaged in an alleged self-interested scheme to force the sale of the Company. The amended complaint alleges that the stockholder defendants aided and abetted these alleged violations and were unjustly enriched by the merger.  Among other relief, the complaint seeks a finding that the individual director defendants are liable for breaching their fiduciary duties; an order requiring that the directors affiliated with the stockholder defendants disgorge all profits, compensation and other benefits obtained by them as a result of their conduct in connection with the Merger; and an award of plaintiffs’ costs and disbursements of this action, including attorney’s fees. The amended complaint does not seek an injunction against the shareholder vote or the closing of the transaction.  The deadline for an answer or other responsive pleading by the defendants has not yet passed.  The Company and the director defendants intend to vigorously defend against the claim and believe the probability of an unfavorable outcome as less than probable. However, the Company cannot give any assurance as to the legal or financial outcome of this defense.

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

Other Contingencies: In the ordinary course of business, the Company issues letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are typically non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property generally becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract unless the agreement provides for a right of termination, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. As of June 30, 2015 and December 31, 2014, the Company had non-refundable earnest money deposits of approximately $0 million and $0.2 million, respectively, included in prepaid expenses and other assets in the accompanying balance sheets.

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

The Company has provided for non-income based state and local taxes in the consolidated statement of operations for all periods presented. Prior to June 1, 2012, the Company operated solely through partnerships that were flow-through entities and were not subject to federal income taxes at the entity level. Other tax expense has been recognized related to entity level state and local taxes on certain ventures. The Company accounts for the uncertainty in income taxes in accordance with GAAP, which requires recognition in the financial statements of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied this guidance to its tax positions for the six months ended June 30, 2015. The Company has no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as income tax expense.

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

Real estate assets held for sale as of June 30, 2015 and December 31, 2014

The Company’s real estate assets held for sale as of June 30, 2015 and December 31, 2014 included the following:

Property Name	Location	Date Sold
Land Investments
Midlothian Town Center – East (“Midlothian”)	Midlothian, Virginia	Held for sale

The real estate assets held for sale and the other assets related to real estate assets held for sale as of June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Real estate assets held for sale	$2,702	$3,492
Other assets, primarily restricted cash	549	549
Total assets - real estate assets held for sale	$3,251	$4,041

Contract for Sale – Midlothian Land Parcel

On October 7, 2014, the Company entered into a non-binding purchase and sale agreement (“PSA”) with a third party to purchase the Company’s undivided interest in the Midlothian land parcel for $3.6 million. On June 18, 2015, the Company amended the terms of the PSA with the third party, reducing the sale price to $3.4 million and assigning all its rights, title and interest in the escrow funds to the third party purchaser. This sale is expected to close on or before October 15, 2015.

As a result of the modified terms of the PSA, the Company recorded a $0.8 million impairment charge during the three and six months ended June 30, 2015. For the three and six months ended June 30 2014, the Company did not recognize any impairment charges related to its real estate assets held for sale.

Real estate assets held for sale or sold subsequent to January 1, 2014

The Company’s real estate assets sold subsequent to January 1, 2014 include the following:

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

Land Investments

During the six months ended June 30, 2014, the Company committed to a plan to actively market for sale the Venetian, Midlothian and Maitland Land Investments. Also, in March 2014, upon completion of foreclosure proceedings, the Company committed to a plan to actively market for sale the Sunnyside Land Investment (see also Note A).

On October 17, 2014, the Company executed and closed on an agreement with the holders of the Class A preferred stock to redeem all 309,130 shares outstanding in exchange for the transfer of title to all of the Company’s Land Investments except for the Midlothian Land Investment, in which the Company retained all rights and interests, plus a cash payment of $5.0 million.

The Company’s loss from real estate assets held for sale or disposition which is included in net loss on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Total property revenues	$-	$298	$-	$592
Total expenses	(7)	(272)	(13)	(776)
Impairment associated with land holdings	(790)	-	(790)	-
Income (loss) from real estate assets held for sale or disposition	$(797)	$26	$(803)	$(184)

There were no real estate assets disposed of during the six months ended June 30, 2015.

NOTE K – SUBSQUENT EVENTS

None – other than the amended complaint filed on July 15, 2015 as described in “Note H – Commitments and Contingencies – Legal Proceedings”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion analyzes the financial condition and results of operations of Trade Street Residential, Inc. (“TSRE”) and Trade Street Operating Partnership, LP (“TSOP”). A wholly owned subsidiary of TSRE, Trade Street OP GP, LLC is the sole general partner of TSOP. As of June 30, 2015, TSRE owned a 94.0% limited partner interest in TSOP. TSRE conducts all of its business and owns all of its properties through TSOP and TSOP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Trade Street,” “we,” “us” and “our” refer to TSRE and TSOP together, as well as TSOP’s subsidiaries.

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

Merger with Independence Realty Trust, Inc.

On May 11, 2015, we announced that, after conducting a thorough review of strategic alternatives, TSRE and the Operating Partnership entered into a definitive agreement (the “Merger Agreement”) with Independence Realty Trust, Inc., a Maryland corporation (“IRT”), Independence Realty Operating Partnership, LP, a Delaware limited partnership and a subsidiary of IRT (“IRT OP”), IRT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of IRT (“IRT LP LLC”), and Adventure Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of IRT OP (“OP Merger Sub”), pursuant to which OP Merger Sub will be merged with and into the Operating Partnership, with the Operating Partnership surviving as a wholly owned subsidiary of IRT OP (the “Partnership Merger”), and TSRE will be merged with and into IRT LP LLC, with IRT LP LLC surviving as a wholly-owned subsidiary of IRT (the “Company Merger” and collectively with the Partnership Merger, the “Merger”).

At the effective time of the Company Merger and in accordance with the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Company Merger shall be converted automatically into the right to receive, subject to certain adjustments, (i) an amount in cash equal to $3.80 (provided that IRT may elect prior to the closing of the Merger to increase the per share cash amount up to $4.56) (such cash amount, the “Per Share Cash Amount”), and (ii) a number of shares of IRT’s common stock equal to the quotient determined by dividing (a) $7.60 less the Per Share Cash Amount, by (b) $9.25, and rounding the result to the nearest 1/10,000 (the “Exchange Ratio”). At the effective time of the Partnership Merger, each OP Unit, issued and outstanding immediately prior to the effective time of the Partnership Merger and owned by a party other than us or one of its subsidiaries will be converted automatically into the right to receive (i) an amount in cash equal to the Per Share Cash Amount, and (ii) a number of common units of limited partnership interest in IRT OP equal to the Exchange Ratio.

The transaction has been approved by our Board of Directors.  Completion of the transaction, which is currently expected to occur in the third quarter of 2015, is contingent upon customary closing conditions and (i) the approval of the Merger by the affirmative vote of the our stockholders, who will vote on the Company Merger at a special meeting to be held on September 15, 2015, and (ii) the approval of the issuance of shares of IRT common stock in connection with the Merger by the affirmative vote of a majority of the votes cast by holders of IRT’s common stock entitled to vote on the matter. The transaction is not contingent upon receipt of financing by IRT. However, we can provide no assurances that this transaction will close, or if it closes, that it will close in the timeframe or on the terms described herein. More information on the terms of the Merger was included in a Current Report on Form 8-K filed by the Company with the SEC on May 11, 2015.

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

Our Properties

As of June 30, 2015, our portfolio primarily consisted of an aggregate of 4,989 apartment units located in 19 wholly-owned properties as detailed in the following table:

					Average	Average
		Year Built	Date	Number of	Unit Size	Physical
Property Name	Location	Renovated (1)	Acquired	Units	(Sq. Ft.)	Occupancy (2)

The Pointe at Canyon Ridge (3)	Sandy Springs, GA	1986/2007	09/18/08	494	920	96.5%
Arbors River Oaks	Memphis, TN	1990/2010	06/09/10	191	1,136	97.2%
Lakeshore on the Hill	Chattanooga, TN	1969/2005	12/14/10	123	1,168	96.2%
The Trails of Signal Mountain	Chattanooga, TN	1975	05/26/11	172	1,185	97.2%
Vue at Knoll Trail Apartments (4)	Addison, TX	1991/2007	10/31/11	114	653	97.0%
Fox Trails	Plano, TX	1981	12/06/11	286	960	96.1%
Millenia 700	Orlando, FL	2012	12/03/12	297	952	97.6%
Westmont Commons	Asheville, NC	2003/2008	12/12/12	252	1,009	97.2%
Bridge Pointe	Huntsville, AL	2002	03/04/13	178	1,047	96.0%
St. James at Goose Creek	Goose Creek, SC	2009	05/16/13	244	976	95.5%
Creekstone at RTP	Durham, NC	2013	05/17/13	256	1,043	96.1%
Talison Row at Daniel Island	Charleston, SC	2013	08/26/13	274	989	95.3%
Fountains Southend	Charlotte, NC	2013	09/24/13	208	844	96.8%
Aston (5)	Wake Forest, NC	2013	01/21/14	288	1,047	92.3%
Miller Creek at Germantown	Memphis, TN	2012/2013	01/21/14	330	1,049	97.9%
The Aventine Greenville	Greenville, SC	2013	02/06/14	346	961	93.7%
Waterstone at Brier Creek	Raleigh, NC	2013/2014	03/10/14	232	1,137	96.0%
Avenues at Craig Ranch	McKinney, TX	2013	03/18/14	334	1,006	93.9%
Waterstone at Big Creek (6)	Alpharetta, GA	2013/2015	04/07/14	370	1,143	78.8%
Total / Weighted Average				4,989	1,011	94.6%

(1)	The extent of the renovations included within the term “renovated” depends on the individual apartment community, but “renovated” generally refers to the replacement of siding, roof, wood, windows or boilers, updating of gutter systems, renovation of leasing centers and interior rehabilitation, including updated appliances, countertops, vinyl plank flooring, fixtures, fans and lighting, or some combination thereof.
(2)	Average physical occupancy for the three months ended June 30, 2015 represents the average occupancy of the total number of units occupied at each apartment community during the period divided by the total number of units at each apartment community.
(3)	On November 22, 2014, a 20-unit building at this community was destroyed by fire. We maintain insurance coverage on all of our properties and subsequently filed an insurance claim that is expected to cover the re-construction cost of this building, less our loss deductible, as well as loss of rents under a business interruption provision in the applicable insurance policy. Accordingly, for the six months ended June 30, 2015, a recovery of lost rents relating to the 20 impacted units was recorded as additional rental income for this property. We anticipate that re-construction of this 20-unit building will be completed by the end of 2015.
(4)	Formerly known as Mercé Apartments.
(5)	Formerly known as The Estates at Wake Forest.
(6)	On March 26, 2015, we completed the acquisition of the second phase of our Waterstone at Big Creek community. This second phase was comprised of 100 vacant units within three recently-constructed residential buildings on an adjacent land parcel. These units had an average physical occupancy of 33.3% for the three months ended June 30, 2015. As of June 30, 2015, these phase two units had a physical occupancy rate of 72.0%.

For the three months ended June 30, 2015, the weighted average monthly rent and monthly effective rent per occupied unit for operating properties was $1,053 and $1,041, respectively. Average monthly rent is market rent after “loss to lease” and concessions but before vacancy, discounted employee units, model units, and bad debt during the period. Effective rent per occupied unit is equal to the average of gross monthly rent minus any leasing discounts offered for each month during the period divided by the total number of occupied units each month during the period. Discounts include concessions, discounted employee units and model units. Operating properties acquired during the period are not included in these per unit results.

Our Land Investments consist of the parcels described in the table below.

Property Name	Location	Potential Use	Acreage
Midlothian (1)	Midlothian, VA	Apartments	8.4

(1)	On October 7, 2014, the Company entered into a non-binding purchase and sale agreement (“PSA”) with a third party to purchase the Company’s undivided interest in the Midlothian land parcel for $3.6 million. On June 18, 2015, the Company amended the terms of the PSA with the third party, reducing the sale price to $3.4 million and assigning all its rights, title and interest in the escrow funds to the third party purchaser. This sale is expected to close on or before October 15, 2015. As a result of the modified terms of the PSA, the Company recorded a $0.8 million impairment charge during the three and six months ended June 30, 2015. For the three and six months ended June 30 2014, the Company did not recognize any impairment charges related to its real estate assets held for sale.

Summary Results of Operations

The following discussion of results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the Condensed Consolidated Statements of Operations of the Company and the related notes thereto included in Item 1 of this Form 10-Q.

Throughout this section, we have provided certain information on a “same store” property basis. We define “same store” properties as properties that were owned and stabilized since January 1, 2014 through June 30, 2015. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For comparison of the three and six months ended June 30 2015, and 2014, the same store properties included operating properties owned since January 1, 2014, excluding operating properties disposed of during the six months ended June 30, 2015 and 2014 (see below). No operating properties owned since January 1, 2014 were under construction or undergoing redevelopment and, as a result, no operating properties owned since January 1, 2014 were excluded from the same store portfolio.

For the three months ended June 30, 2015, we reported net loss attributable to common stockholders of ($3.4) million, compared with net loss attributable to common stockholders of ($4.0) million for the prior year period. For the six months ended June 30, 2015, we reported net loss attributable to common stockholders of ($3.8) million, compared with net loss attributable to common stockholders of ($19.2) million in the prior year period.

The principal factors that impacted our results from continuing operations for the three months ended June 30, 2015 as compared to the same period of the prior year were:

•	Increases in same-store revenues of $0.5 million, or 5.9%, and net operating income of $0.6 million, or 11.3%;
•	Increases in revenue and net operating income of $1.4 million and $1.1 million, respectively, from the six operating properties acquired since January 2014;

•	Increases in recapitalization expenses associated with financial advisory and legal costs incurred in support of our planned merger with IRT of $3.1 million;
•	The current year period includes a $0.8 million charge for impairment of our real estate assets held for sale;
•	A decrease in management transition expenses of approximately $0.3 million related to reduced personnel expenses due to the transition of management during the prior year;
•	A decrease of $1.7 million in depreciation and amortization expense primarily due to the absence of in-place amortization expense as recognized in the prior year from the six operating properties acquired since January 2014; and
•	A decrease of $0.7 million in general and administrative expenses.

In addition to the factors described above, the principal factors that impacted our results from continuing operations for the six months ended June 30, 2015 included:

•	Increases in same-store revenues of $0.9 million, or 4.8%, and net operating income of $1.0 million, or 10.1%;
•	Increases in revenue and net operating income of $5.5 million and $4.0 million, respectively, from the six operating properties acquired since January 2014;
•	Increases in recapitalization expenses associated with financial advisory and legal costs incurred in support of our planned merger with IRT of $3.2 million;
•	The current year period includes $0.8 million charge for impairment of our real estate assets held for sale;
•	A decrease in management transition expenses of approximately $9.3 million related to the resignation of certain executive officers and other members of management during the six months ended June 30, 2014;
•	A decrease of $2.6 million in depreciation and amortization expense primarily due to no in-place amortization expense recognized in the current year from the six operating properties acquired since January 2014;
•	A decrease of $1.5 million in acquisitions costs due to only one acquisition taking place in 2015;
•	A decrease of $0.7 million in general and administrative expenses; and
•	The prior year period also included a $1.6 million in loss on early extinguishment from debt associated with refinancing of certain operating properties. There was no similar loss recognized in the current year.

RESULTS OF OPERATIONS

Comparison of three and six months ended June 30, 2015 to the three and six ended June 30, 2014

Below are the results of operations for the three and six months ended June 30, 2015 and 2014. In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2014 through June 30, 2015. Property Revenues include rental revenue and other property revenues. Property Expenses include property operations, real estate taxes and insurance.

	Apartment	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	Units	2015	2014	$	%	2015	2014	$	%

Property Revenues
Same Store (13 properties)	3,089	$9,911	$9,361	$550	5.9%	$19,547	$18,650	$897	4.8%
Non Same Store (6 properties)	1,900	6,360	4,997	1,363	27.3%	12,353	6,819	5,534	81.1%
Other (1 property)	-	-	295	(295)	*	-	594	(594)	*

Total property revenues	4,989	$16,271	$14,653	$1,618	11.0%	$31,900	$26,063	$5,837	22.4%

Property Expenses
Same Store (13 properties)	3,089	$4,141	$4,177	$36	0.9%	$8,217	$8,363	$146	1.7%
Non Same Store (6 properties)	1,900	2,484	2,240	(244)	(10.9)%	4,761	3,193	(1,568)	(49.1)%
Other (1 property)	-	-	172	172	*	-	334	334	*

Total property expenses	4,989	$6,625	$6,589	$(36)	(0.5)%	$12,978	$11,890	$(1,088)	(9.2)%

* Not a meaningful percentage.

Same Store Properties—Property Revenues and Property Expenses

Same store property revenues increased approximately $0.5 million, or 5.9%, for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to a 4.4% increase in average monthly rental rates and an increase of $0.1 million in other property revenues. Same store property revenues increased approximately $0.9 million, or 4.8%, for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to a 4.1% increase in average monthly rental rates and an increase of $0.1 million in other property revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Property expenses
Property taxes	$1,168	$1,213	$45	3.7%	$2,449	$2,443	$(6)	(0.2)%
Salaries and benefits for on-site employees	1,034	1,034	-	0.0%	2,036	2,099	63	3.0%
Utilities	681	688	7	1.0%	1,396	1,397	1	0.1%
Repairs and maintenance	288	212	(76)	(35.8)%	494	378	(116)	(30.7)%
Make ready/turnover	202	228	26	11.4%	367	390	23	5.9%
Property insurance	211	224	13	5.8%	426	481	55	11.4%
Other	557	578	21	3.6%	1,049	1,175	126	10.7%
Total same store property expenses	$4,141	$4,177	$36	0.9%	$8,217	$8,363	$146	1.7%

During the three months ended June 30, 2015, same store property expenses decreased 0.9% as compared to the same period in 2014 primarily due to reduced advertising expenses and unit turnover costs due to the stable occupancies of the same store portfolio, as well as favorable property taxes expense, as routine accruals were moderated based on preliminary tax valuations for 2015. Those favorable variances were somewhat muted by increased repair and maintenance expenses as a result of both periodic and seasonal maintenance projects, as well as addressing the impacts of winter weather. During the six months ended June 30, 2015, same store expenses decreased 1.7% as compared to the same period in 2014 primarily as a result of reduced advertising expenses due to stable occupancies and reduced casualty losses due to costs incurred during the prior period to address issues caused by the polar vortex. Also favorable was the reduction in salaries and benefits due to reduced compensation for leasing, temporary labor and payroll support costs. Offsetting somewhat this benefit was increased repairs and maintenance expenses primarily due to the reasons discussed previously.

Non-Same Store Properties—Property Revenues and Property Expenses

Non-same store property revenues and expenses increased substantially in the three and six month periods ended June 30, 2015 compared to the same periods last year as a result of all six properties acquired since January 2014 going through lease up during the comparable periods in 2014.

	Three Months Ended
(in thousands)	March 31, 2015	June 30, 2015	YTD 2015
Property revenues
Rental Revenue	$5,448	$5,743	$11,191
Other property revenues	545	617	1,162
Total property revenues	$5,993	$6,360	$12,353

Property expenses
Property operations and maintenance	$1,327	$1,479	$2,806
Real estate taxes and insurance	950	1,005	1,955
Total property expenses	$2,277	$2,484	$4,761
Number of Communities, end of period	6	6

	Three Months Ended
	March 31, 2014	June 30, 2014	YTD 2014
Property revenues
Rental Revenue	$1,634	$4,565	$6,199
Other property revenues	188	432	620
Total property revenues	$1,822	$4,997	$6,819

	Three Months Ended
	March 31, 2014	June 30, 2014	YTD 2014
Property expenses
Property operations and maintenance	$548	$1,400	$1,948
Real estate taxes and insurance	405	840	1,245
Total property expenses	$953	$2,240	$3,193
Number of Communities, end of period	5	6

Property revenues and expenses classified as other for the current periods presented are primarily associated with our former Post Oak operating property that was sold in July 2014.

Other Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2015	2014	$	%	2015	2014	$	%

General and administrative	$1,590	$2,318	$728	31.4%	$3,678	$4,413	$735	16.7%
Management transition expenses	$-	$250	$250	*	$-	$9,291	$9,291	*
Interest expense	$3,495	$3,318	$(177)	(5.3)%	$6,889	$6,191	$(698)	(11.3)%
Depreciation and amortization	$4,010	$5,747	$1,737	30.2%	$7,894	$10,467	$2,573	24.6%
Development and pursuit costs	$7	$94	$87	92.6%	$10	$139	$129	92.8%
Acquisition and recapitalization costs	$3,117	$136	$(2,981)	(2,191.9)%	$3,270	$1,641	$(1,629)	(99.3)%
Amortization of deferred financing costs	$229	$236	$7	3.0%	$458	$552	$94	17.0%
Loss from early extinguishment of debt	$-	$-	$-	-	$-	$1,629	$1,629	*
* Not a meaningful percentage.

General and administrative expense decreased approximately $0.7 million, or 31.4%, for the three months ended June 30, 2015 and $0.7 million, or 16.7%, for the six months ended June 30, 2015 as compared to the prior year periods attributed primarily to decreases in salaries and benefits and both short- and long-term incentive compensation associated with the separation of two executives and other corporate staff, as well as decreased cost of contract and temporary staffing required during the prior year management transition, which were partially offset by increases in franchise taxes due to prior year property acquisitions.

Management transition expenses for the three and six months ended June 30, 2014 approximated $0.3 million and $9.0 million, respectively.  Those costs were associated with the restructuring of our management team, of which approximately $3.5 million was paid in cash, $3.3 million was paid in shares of our common stock, and $2.5 million was charged relating to the conversion of Class B contingent units into OP Units.

Interest expense increased approximately $0.2 million, or 5.3%, for the three months ended June 30, 2015, largely due to the increase in debt as a result of the aforementioned acquisition of the second phase of 100 units at Big Creek completed in March 2015.  Interest expense increased approximately $0.7 million, or 11.3%, for the six months ended June 30, 2015, primarily due to the additional debt incurred with the aforementioned acquisition of six properties during the first four months of 2014 and the second phase of 100 units at Big Creek completed in March 2015.

Depreciation and amortization expense for the three months ended June 30, 2015 decreased approximately $1.7 million, or 30.2%, as compared to the same period in 2014.  This decrease was primarily due to the absence of $1.9 million of amortization expense associated with in-place leases at the six properties acquired during the first four months of the prior year. Depreciation and amortization expense for the six months ended June 30, 2015 decreased approximately $2.6 million, or 24.6%, as compared to the same period in 2014.  This decrease was primarily due to the absence of $3.4 million of in-place lease amortization expense relating to the aforementioned six property acquisitions. This decrease was offset by a net additional $0.8 million of depreciation expense associated with the aforementioned six properties acquired during the first four months of 2014 and the second phase of 100 units at Big Creek acquired in March 2015.

Acquisition and recapitalization costs are comprised of acquisition costs that include direct costs such as broker fees, certain transfer taxes, legal, accounting, valuation, and other professional and consulting fees incurred in the acquisition of apartment communities and recapitalization costs incurred as part of our strategic alternatives review and eventual merger agreement, which would not have been incurred as part of normal operations. Acquisition and recapitalization costs are charged to expense in the period incurred. For the three months ended June 30, 2015, we incurred approximately $3.1 million of recapitalization expenses associated with financial advisory and legal costs in support of our planned merger with IRT.  For the three months ended June 30, 2014, acquisition expenses incurred in the purchase of the first phase of Big Creek were approximately $0.1 million. For the six months ended June 30, 2015, we incurred approximately $0.1 million of acquisition expenses for the purchase of the 100 phase two units at Big Creek and $3.2 million for recapitalization expenses. For the six months ended June 30, 2014, aggregate acquisition expenses were approximately $1.6 million, primarily due to costs incurred in the acquisition of Miller Creek, Aston, Aventine, Brier Creek, Craig Ranch and Big Creek.

Amortization of deferred financing costs decreased approximately $0.1 million for the six months ended June 30, 2015 as compared to the same periods in 2014.  The decrease was primarily due to the refinancing of debt on Millenia 700 and Fountains Southend, which are amortized over a longer period than the previous debt.

Loss from early extinguishment of debt for the six months ended June 30, 2014 includes prepayment penalties and write-off of unamortized deferred loan costs related to the refinancing of a bridge loan for Southend, refinancing of the mortgage note payable for Millenia 700 and the pay down in full of indebtedness on Fox Trails, Vue at Knoll Trail Apartments and our former Post Oak Property.

Other Income and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2015	2014	$	%	2015	2014	$	%

Other income	$15	$1	$14	1,400.0%	$15	$44	$(29)	(65.9)%
Impairment associated with land holdings	$(790)	$-	$(790)	*	$(790)	$-	$(790)	*
Loss allocated to noncontrolling interest	$214	$242	$28	11.6%	$243	$1,341	$1,098	81.9%

* Not a meaningful percentage.

During the three and six months ended June 30, 2015, we recognized a $0.8 million charge for impairment of the value of our real estate asset held for sale. This non-cash impairment charge was based on the modification of a contract for sale we executed in June 2015 to reduce the purchase price and assign our rights to development escrow deposits to the third-party purchaser. No impairment was recorded in the three and six months ended June 30, 2014.

Loss allocated to noncontrolling interests for the above periods primarily represents the noncontrolling interest in the Operating Partnership. The proportionate allocation of loss to noncontrolling interest as a percentage decreased during the three and six months ended June 30, 2015 as compared to the same period in 2014 due to the conversion of 210,915 Class B contingent units into 2,343,500 OP Units during the first quarter of 2014 and the increase in common stock outstanding due to the Rights Offering that was completed on January 16, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2015	2014	2015	2014
Net Operating Income
Same Store (13 properties) (1)	$5,770	$5,184	$11,330	$10,287
Non Same Store (6 properties)	3,876	2,757	7,592	3,626
Other (1 property)	-	123	-	260
Total property net operating income	$9,646	$8,064	$18,922	$14,173

Total property net operating income	$9,646	$8,064	$18,922	$14,173
Other income	15	1	15	44
Depreciation and amortization	(4,010)	(5,747)	(7,894)	(10,467)
Development and pursuit costs	(7)	(94)	(10)	(139)
Interest expense	(3,495)	(3,318)	(6,889)	(6,191)
Amortization of deferred financing costs	(229)	(236)	(458)	(552)
Loss on early extinguishment of debt	-	-	-	(1,629)
General and administrative	(1,590)	(2,318)	(3,678)	(4,413)
Management transition expenses	-	(250)	-	(9,291)
Impairment associated with land holdings	(790)	-	(790)	-
Acquisition and recapitalization costs	(3,117)	(136)	(3,270)	(1,641)
Loss from unconsolidated joint venture	-	10	-	1
Loss from continuing operations	(3,577)	(4,024)	(4,052)	(20,105)
Loss allocated to noncontrolling interest	214	242	243	1,341
Adjustments related to earnings per share computation (2)	-	(217)	-	(429)

Loss attributable to common stockholders	$(3,363)	$(3,999)	$(3,809)	$(19,193)

(1)	We define “Same Store” as properties owned and stabilized since January 1, 2014 through June 30, 2015. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property to be stabilized at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. No properties owned since January 1, 2014 were under construction or undergoing redevelopment and, as a result, no properties owned since January 1, 2014 were excluded from the same store portfolio. For the periods presented, "Same Store" properties are comprised of: The Pointe at Canyon Ridge, Arbor River Oaks, Lakeshore on the Hill, The Trails of Signal Mountain, Vue at Knoll Trail Apartments (formerly Mercé Apartments), Fox Trails, Millenia 700, Westmont Commons, Bridge Pointe, St. James at Goose Creek, Creekstone at RTP, Talison Row at Daniel Island and Fountains Southend.
(2)	See Notes B and F to the accompanying Condensed Consolidated Financial Statements.

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

The following table sets forth a reconciliation of FFO, Core FFO and AFFO for the periods presented to net loss attributable to common stockholders, as computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net loss attributable to common stockholders	$(3,363)	$(3,999)	$(3,809)	$(19,193)

Net loss allocated to noncontrolling interest	(214)	(242)	(243)	(1,341)
Adjustments related to earnings per share computation	-	(14)	-	(30)
Impairment associated with land holdings	790	-	790	-
Real estate depreciation and amortization - continuing operations	4,084	5,835	8,043	10,643
Real estate depreciation and amortization - unconsolidated joint venture	-	100	-	200

Funds from operations	$1,297	$1,680	$4,781	$(9,721)

Management transition expenses	-	250	-	9,291
Acquisition and recapitalization costs	3,117	136	3,270	1,641
Loss on early extinguishment of debt	-	-	-	1,629
Non-cash stock awards	122	154	214	183
Non-cash accretion of preferred stock	-	154	-	307
Core funds from operations	$4,536	$2,374	$8,265	$3,330
Recurring capital expenditures	(389)	(358)	(709)	(519)
Non-recurring capital expenditures	(329)	(412)	(843)	(510)
Adjusted funds from operations	$3,818	$1,604	$6,713	$2,301

Per share data
Funds from operations - diluted	$0.03	$0.04	$0.12	$(0.27)
Core funds from operations - diluted	$0.12	$0.06	$0.21	$0.09
Adjusted funds from operations - diluted	$0.10	$0.04	$0.17	$0.06

Weighted average common shares outstanding - diluted (1)	36,768	36,656	36,734	34,316
Weighted average OP Units outstanding - diluted	2,344	2,344	2,344	2,344
Weighted average common shares and OP Units outstanding - diluted (1)	39,112	39,000	39,078	36,660

(1)	Includes non-vested portion of restricted stock awards.

Liquidity and Capital Resources

As of June 30, 2015, our outstanding indebtedness was $359.4 million, which is comprised of $297.4 million of fixed-rate mortgage indebtedness secured by our properties and $62.0 million of variable-rate borrowings under our Revolver.

Factors which could increase or decrease our future liquidity include, but are not limited to, access to and volatility in capital and credit markets; sources of financing; our ability to complete asset purchases, sales or developments; and the effect our debt level and changes in credit ratings could have on our cost of funds.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash on hand, availability under our Revolver, proceeds from refinancing of existing mortgaged apartment communities, proceeds from new mortgage loans on newly stabilized apartment communities, net cash from the operation of our apartment communities, net proceeds from the sale of certain properties, and net proceeds from offerings of our securities. As of June 30, 2015, we had $8.0 million of available cash on hand, and $3.1 million available for future borrowings under the Revolver that can be used for general corporate purposes.

As of the date of this Quarterly Report, we had approximately $8.2 million of available cash on hand and approximately $3.1 million available for future borrowings under the Revolver that can be used for acquisition and general corporate purposes.

Short-Term Liquidity Requirements

Our short-term liquidity requirements will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unitholders. We expect to meet these requirements using our cash on hand, the net cash provided by operations and, to the extent available, by accessing our Revolver.

Dividend Declared

On June 2, 2015 the Board of Directors approved a dividend in the amount of $0.095 per share, payable to holders of record of shares of common stock as of June 30, 2015, totaling approximately $3.7 million which was paid on July 15, 2015.

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

Long-Term Liquidity Requirements

Our long-term liquidity requirements will necessarily be subject to the completion of the planned Merger with IRT, as discussed earlier. Although we can provide no assurances that the Merger will close, or if it closes, that it will close in the timeframe or on the terms discussed previously, if the Merger with IRT were not to close, our principal long-term liquidity requirements will primarily be to fund additional property acquisitions, major renovation and upgrading projects and debt payments and retirements at maturities. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash, short-term credit facilities and net proceeds from the sale of certain properties as an interim measure, to be replaced by funds from borrowing under public and private equity and debt offerings, long-term secured and unsecured indebtedness, or joint venture investments. In addition, we may use OP Units to acquire properties from existing owners seeking a tax-deferred transaction.

Cash Flows Summary

Below is a summary of our recent cash flow activity:

	Six Months Ended June 30,
(In thousands)	2015	2014
Sources (uses) of cash and cash equivalents:
Operating activities	$3,943	$3,708
Investing activities	(16,299)	(136,865)
Financing activities	7,095	134,785
Net change in cash and cash equivalents	$(5,261)	$1,628

Cash Flows for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Operating Activities

Net cash provided by operating activities increased $0.2 million to $3.9 million for the six months ended June 30, 2015 compared to approximately $3.7 million for the six months ended June 30, 2014. This increase was primarily the result of a $4.7 million increase in net operating income primarily associated with our operating communities, a $3.3 million reduction in prepaid expenses and other assets, a $3.5 million decrease in cash expenditures associated with the prior year management transition, and a $0.7 million decrease in general and administrative expenses. Partially offsetting these cash in-flows is a $0.7 million increase in net interest payments, a $1.5 million increase in restricted cash and lender escrows, a $1.4 million decrease in accounts payable and other accrued expenses, a $0.3 million decrease in security deposits, deferred rent and other liabilities and a $1.6 million increase in acquisition and recapitalization associated with financial advisory and legal costs incurred in support of our planned merger with IRT.

Investing Activities

Net cash used in investing activities was approximately $16.3 million during the six months ended June 30, 2015 compared to approximately $136.9 million during the six months ended June 30, 2014. Nearly all of the cash used in each period related to the acquisition of additional apartment communities, so the decrease between the periods is a result of acquiring six communities during the six months ended June 30, 2014 as compared to only closing on the 100 units of phase two at Big Creek during the six months ended June 30, 2015. Additions from property capital expenditures during the six months ended June 30, 2015 totaled $1.9 million as compared to $1.7 million in the comparable prior year period. During the six months ended June 30, 2015, we received into restricted escrows with our lender $0.6 million of insurance proceeds related to the 20-unit apartment building at our Pointe at Canyon Ridge property in Sandy Springs, Georgia that was destroyed by fire on November 22, 2014.

Financing Activities

Net cash provided by financing activities was approximately $7.1 million during the six months ended June 30, 2015 compared to approximately $134.8 million net cash provided by financing activities during the six months ended June 30, 2014. The decrease in net cash provided by financing activities was primarily due to $147.3 million of additional net proceeds from the issuance of our common stock, net of offering costs, a $119.8 million decrease in proceeds from indebtedness, a $2.4 million increase in distributions to stockholders and OP Unit holders, and a $0.8 million reduction in related parties receivable. Partially offsetting the cash provided by financing activities is $137.3 million decrease in debt repayment, a $3.6 million decrease in payment of deferred loan costs, a $0.7 million reduction in prepayment fees for early extinguishment of debt, and reduction in cash payments of $1.0 million to cover withholding taxes related to restricted shares vested during the periods presented.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to stockholders.

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

Critical Accounting Policies

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including purchase price allocation and related depreciation and amortization, capital expenditures, impairment of real estate assets, revenue recognition, property expenses, share-based compensation, accounting for recapitalization and accounting for the variable interest entity. For the six months ended June 30, 2015, there were no material changes to these policies.

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

Fixed Interest Rate Debt

As of June 30, 2015, we had approximately $297.4 million of fixed rate debt, or approximately 82.7% of our total outstanding debt, which limits our risk to fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to stockholders or cash flows. Our total outstanding fixed rate mortgage debt had a weighted average effective interest rate as of June 30, 2015 of 4.03% per annum with an average of 7.25 years to maturity.

Variable Interest Rate Debt

As of June 30, 2015, we had approximately $62.0 million of variable rate debt, or approximately 17.3% of our total outstanding debt, which was associated with the Revolver, but we did not have any interest rate swaps, caps or other derivative instruments in place, leaving the variable debt subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on the Revolver would result in a decrease or increase of annual net income of approximately $0.6 million, respectively. The Revolver had a weighted average effective interest rate as of June 30, 2015 of approximately 2.98% per annum with 1.58 years to maturity.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our financial position, results of operations or liquidity. For discussion regarding legal proceeding, see “Note H, Commitments and Contingencies” in the notes to the Condensed Consolidated Financial Statements.

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

A pending purported class action lawsuit or other lawsuits could prevent or delay the consummation of the Merger and result in substantial costs.

Since the announcement of the Merger on May 11, 2015 through the date of this Report on Form 10-Q, a purported class action lawsuit has been filed by three stockholders of the Company in Maryland state court seeking, among other things, compensatory damages. The plaintiffs assert claims of breach of fiduciary duty against members of the Company’s Board of Directors and unjust enrichment against three members of the Company’s Board. It is possible that additional lawsuits may be filed against the Company or IRT, asserting similar or different claims, including seeking to enjoin the Merger. If the purported class action is further amended or other potential future lawsuits are filed, they could prevent or delay completion of the Merger and result in substantial costs to the Company and/or IRT, including any costs associated with the indemnification of directors. There can be no assurance that any of the defendants will prevail in the pending litigation or in any future litigation. The defense or settlement of any lawsuit or claim may adversely affect the combined organization’s business, financial condition or results of operations. See “Merger-Related Litigation” in Note H to the accompanying condensed consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We did not sell any securities during the quarter ended June 30, 2015 that were not registered under the Securities Act. We did not purchase any shares of our common stock during the quarter ended June 30, 2015.

Issuer Repurchases of Equity Securities

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation restricted stock that vested during the three months ended June 30, 2015.

			Total Number of	Maximum
			Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet be
	Total Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased (1)	Share (1)	Programs	or Programs

Period
April 1 to 30, 2015	-	$-	-	-
May 1 to 31, 2015	8,028	$7.34	-	-
June 1 to 30, 2015	-	$-	-	-
Total	8,028

(1)	Represents the surrender of shares of common stock to the Company to satisfy the tax withholding obligations associated with the vesting of restricted shares of common stock.

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

TRADE STREET RESIDENTIAL, INC.

Date: August 10, 2015	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Executive Officer

Date: August 10, 2015	By:	/s/ Randall C. Eberline
Randall C. Eberline, Chief Accounting Officer and principal financial officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 11, 2015, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Adventure Merger Sub LLC, IRT Limited Partner, LLC, Trade Street Residential, Inc. and Trade Street Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2015 (File No. 001-32365)).

10.1	Voting Agreement, dated as of May 11, 2015, by and between Trade Street Residential, Inc. and RAIT Financial Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2015 (File No. 001-32365)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Accounting Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For the three and six months ended June 30, 2015 and 2014

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

