Form 10-Q/A
period 2015-06-30
Trade Street Residential, Inc.
filed 2015-08-24
CIK 1299901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q  is being filed solely to amend the cover page of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was filed with the Securities and Exchange Commission on August 10, 2015 (the “Original Report”) to uncheck the “Yes” box that incorrectly identified the Registrant as a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and to check the “No” box to correctly indicate that the Registrant is not a shell company.  Other than the changes to the cover page noted in the preceding sentence, no other changes were made to the Original Report.

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

TRADE STREET RESIDENTIAL, INC.

Date: August 24, 2015	By:	/s/ Richard H. Ross
Richard H. Ross, Chief Executive Officer

Date: August 24, 2015	By:	/s/ Randall C. Eberline
Randall C. Eberline, Chief Accounting Officer and principal financial officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 11, 2015, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Adventure Merger Sub LLC, IRT Limited Partner, LLC, Trade Street Residential, Inc. and Trade Street Operating Partnership, LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2015 (File No. 001-32365)).

10.1	Voting Agreement, dated as of May 11, 2015, by and between Trade Street Residential, Inc. and RAIT Financial Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 11, 2015 (File No. 001-32365)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Accounting Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For the three and six months ended June 30, 2015 and 2014

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

